Form 10QSB
period 2001-06-30
RJV NETWORK INC
filed 2001-08-27
CIK 1128189

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2001.

Commission File No: 0-32917

                           RJV NETWORK, INC.
               (Name of small business in its charter)

               NEVADA                         94-3355026
          (State or other               (IRS Employer Id. No.)
     jurisdiction of Incorporation)

             15147 SE 46th Way
             Bellevue, Washington               98006
            (Address of Principal Office)       Zip Code

            Issuer's telephone number:   (425) 267-1194

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes  X  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2001, the following shares of common were outstanding: Common
Stock, par value of $0.001, 80,500 shares.

Transitional Small Business Disclosure Format (Check one):  Yes   No  X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended June 30 2001 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

The following financial statements are attached to this report and filed as a part thereof.

     1) Balance Sheet
     2) Statement of Operations
     3) Statement of Changes in Stockholders' Equity
     4) Statement of Cash Flows
     5) Notes to Financial Statements

                              RJV NETWORKS, INC.
                       (A Development Stage Company)

                             FINANCIAL REPORT
                          *Management Prepared
                             JUNE 30, 2001

FINANCIAL STATEMENTS
Balance Sheet
Statements of Operations
Statement of Shareholder' Equity
Statements of Cash Flows
Management Provided Notes to Financial Statements

                             RJV NETWORK, INC.
                      (A Development Stage Company)
                             BALANCE SHEET
                             June 30, 2001

   ASSETS

Current Assets
   Cash                                           $    16,097
                                                  ===========

   LIABILITIES AND SHAREHOLDER EQUITY

Current Liabilities
 Due to shareholder                               $       200

Shareholders' Equity
 Common Stock, $$.001 par value; 25,000,000
  Common shares authorized, 80,500 shares
   Issued and outstanding                                  81
 Additional paid-in capital                            20,169
 Deficit Accumulated during the development
  Stage                                                (4,353)
                                                    ---------
                                                       16,097
                                                    ---------
                                                  $    16,097
                                                    =========
SEE NOTES TO FINANCIAL STATEMENTS


                                        RJV NETWORK,INC.
                                  (A Development Stage Company)

                                   STATEMENT OF OPERATIONS
                      For the Three Months Ended March 31, 2001 and June
                        30, 2001 and the Period From December 23, 1999
                              (Date of Inception)to June 30, 2001

                                                                          Cumulative
                                     Three Months      Three Months         During
                                         Ended            Ended           Development
                                     March 31, 2001    June 30, 2001         Stage
                                     -------------     -------------      -----------

Interest Income                      $        31       $          61      $        92

General and administrative
 Expenses
  Business development                         -               4,179            4,179
  Bank charges                                96                   5              101
  Taxes and licenses                         165                   -              165
                                     -----------       -------------      -----------
Net Loss for period                  $      (230)      $      (4,123)     $    (4,353)
                                     ===========       =============      ===========

Basic and diluted loss
 Per common share                    $     (0.00)      $       (0.00)     $     (0.00)
                                     ===========       =============      ===========
Weighted average shares
 Outstanding                         $    72,000       $      63,138      $    63,138
    72,000
                                     ===========       =============      ===========

SEE NOTES TO FINANCIAL STATEMENTS


                                   RJV Networks, INC.
                             (A Development Stage Company)

                             STATEMENT OF SHAREHOLDERS' EQUITY
              For the Three Months Ended March 31, 2001 and June 30, 2001 and
                    the Period From December 23, 1999 (Date of Inception)
                                   To June 30, 2001

                                                                Deficit
                                                               Accumulate
                                               Additional      During the
                           Common Stock         Paid in        Development
                         ----------------       Capital          Stage            Total
                         Shares    Amount      ----------      -----------      ----------
                         ------    ------      ----------      -----------      ----------
Balance,
 December 23, 1999            -    $    -      $        -      $         _      $        -

Issuance of common
 stock, December
 31, 1999                50,000    $   50           4,950                            5,000

Net loss for period                                                    (35)           (35)
                         ------    ------      ----------      -----------       ---------
Balance,
 December 31 2000        50,000    $   50      $    4,950      $       (35)      $    (35)

Issuance of common
 Stock January
  24, 2001               30,000    $   30      $   14,970      $                 $ 15,000

Net loss for the
 three months ended
  March 30, 2001                                                      (195)          (195)
                        -------    ------      ----------      -----------       --------

Issuance of common
 Stock June
  5, 2001                   500    $    1             249      $                 $    250

Net loss for the
 three months ended
  June 30, 2001                                                     (4,123)        (4,123)

Balance, June 30,
 2001                    80,500    $   81      $   20,169      $    (4,353)        15,897
                        =======    ======      ==========       ===========       =======

SEE NOTES TO FINANCIAL STATEMENTS


                                   RJV NETWORK,INC.
                           (A Development Stage Company)

                                STATEMENT OF CASH FLOWS
                     For the Three Months Ended June 30, 2001
                  Period From December 23, 1999 (Date of Inception)
                                 to June 30, 2001

                                          Cumulative
                                            During          Three Months
                                          Development          Ended
                                            Stage           June 30, 2001
                                          -----------       -------------

Cash Flows From Operating Activities
 Net loss for period                        $  (4,353)        $    (4,123)

Cash Flows From Financing Activities
 Issuance of common stock                      20,250         $       250
 Loan from shareholder                            200                   -
                                               ------              ------

   Net cash flows provided by
    financing activities                       20,450                 250
                                               ------              ------

Net increase in cash                           16,097              (3,873)
                                               ------              ------
Cash, beginning of period                           -              19,970
                                               ------             -------
Cash, end of period                         $  16,097           $  16,097
                                            =========           =========

SEE NOTES TO FINANCIAL STATEMENTS

                                 RJV NETWORK, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of RJV Network, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the registration statement filed on June 22, 2001 with the Securities and Exchange Commission. This information may be accessed through the Internet, via the Security and Exchange Commission's Web site at www.sec.gov.

PART 1.  FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance of $16,097 as of June 30, 2001. The President has agreed to continue providing his services (excluding out of pocket expenses) and office space for the Company free of charge until such time as management can further advance the Company's business plan to the operational phase. In consideration of this, it is management's opinion, the Company's current cash situation is sufficient and adequate for the next twelve months. At present, the Company remains in its initial development stage. Over the past several months, the Company has been raising capital and assessing the different options and requirements for the development of its software and Internet Web Site.There are no current plans for product research and development. There are no current plans to purchase or sell any significant amount of fixed assets.
There are no current plans to increase the number of employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $20,450 from its initial capitalization, a loan from its officer in the amount of $200 (See Financial Statements, and proceeds from the registered offering in the state of Washington. The Company, for general start-up related expenditures has paid out a total of $4,353. Consequently, the Company's balance sheet for the quarter ended June 30 2001, reflects a total asset value of $16,097.(For the three months ended June 30, 2000 the Company had assets in the amount of $4,965, which reflects the total assets prior to the registered offering in the state of Washington).

Management believes the Company for the next twelve months has sufficient assets or capital resources to pay its on-going expenses while it is developing it proposed business.

Results of Operations.

During the period from December 23, 1999 (inception) through June
30 2001, the Company has engaged in no significant operations other than organizational activities, conducted a registered offering in the state of Washington, and registered with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended on Form 10SB. No revenues were received during this period, and the Company experienced cumulative net losses of $4,535 associated with general start-up costs.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K - No reports on Form 8-K were required to be filed for the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJV NETWORK, INC.
(Registrant)

Date:  August 23, 2001


By: /s/Edward Velton
    ----------------
       Edward Velton
       President and Director