Form 10QSB
period 2001-09-30
RJV NETWORK INC
filed 2001-11-19
CIK 1128189

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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
Yes  X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2001, the following shares of common were outstanding: Common Stock, par value of $0.001, 80,500 shares.

Transitional Small Business Disclosure Format (Check one): Yes    No   X

PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended September 30 2001 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

The following financial statements are attached to this report and filed as a part thereof.

1) Balance Sheet
2) Statement of Operations
3) Statement of Changes in Stockholders' Equity
4) Statement of Cash Flows
5) Notes to Financial Statements

RJV NETWORKS, INC.
(A Development Stage Company)

FINANCIAL REPORT
*Management Prepared
SEPTEMBER 30, 2001

FINANCIAL STATEMENTS
Balance Sheet
Statements of Operations
Statement of Shareholder' Equity
Statements of Cash Flows
Management Provided Notes to Financial Statements

RJV NETWORK, INC.
(A Development Stage Company)
BALANCE SHEET
 September 30, 2001

ASSETS

Current Assets
Cash	$ 4,530

LIABILITIES AND SHAREHOLDER EQUITY

Current Liabilities
Due to shareholder	$ 200

Shareholders' Equity
Common Stock, $$.001 par value; 25,000,000
Common shares authorized, 80,500 shares
Issued and outstanding	81
Additional paid-in capital	20,169
Deficit Accumulated during the development
Stage	(15,920)

4,530

$ 4,530

SEE NOTES TO FINANCIAL STATEMENTS

RJV NETWORK,INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
 For the Three Months Ended June 30, 2001 and September
30, 2001 and the Period From December 23, 1999
(Date of Inception)to September 30, 2001

			Cumulative
	Three Months	Three Months	During
	Ended	Ended	Development
	June 30,	September 30,	Stage
	2001	2001
	-------------	-------------	-----------

Interest Income	$ 61	$ 23	$ 115

General and administrative
Expenses
Business development	4,179	11,519	15,698
Bank charges	5	71	172
Taxes and licenses	-	-	165

Net Loss for period	$ (4,123)	(11,567)	$ (15,920)

Basic and diluted loss
Per common share	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
Outstanding 72,000	$ 63,138	$ 63,138	$ 63,138

SEE NOTES TO FINANCIAL STATEMENTS

RJV Networks, INC.
(A Development Stage Company)

STATEMENT OF SHAREHOLDERS' EQUITY
 For the Three Months Ended June 30, 2001 and September 30,
2001 and the Period From December 23, 1999 (Date of Inception)
To September 30, 2001

				Deficit
				Accumulate
			Additional	During the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance,
December 23, 1999	-	$ -	$ -	$ -	$ -

Issuance of common
stock, December
31, 1999	50,000	$ 50	4,950		5,000

Net loss for period				(35)	(35)

Balance,
December 31 2000	50,000	$ 50	$ 4,950	$ (35)	$ (35)

Issuance of common
Stock January
24, 2001	30,000	$ 30	$ 14,970	$	$ 15,000

Net loss for the
three months ended
March 30, 2001				(195)	(195)

Issuance of common
Stock June
5, 2001	500	$ 1	249	$	$ 250

Net loss for the
three months ended
June 30, 2001				(4,123)	(4,123)

Net loss for the
three months ended
September 30, 2001				$ (11,567)	(11,567)

Balance, September
30, 2001
	80,500	$ 81	$ 20,169	$ (15,920)	4,530

SEE NOTES TO FINANCIAL STATEMENTS

RJV NETWORK,INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
 For the Three Months Ended September 30, 2001
Period From December 23, 1999 (Date of Inception)
to September 30, 2001

	Cumulative
	During	Three Months
	Development	Ended
	Stage	September 30,
		2001

Cash Flows From Operating Activities
Net loss for period	$ (15,920)	$ (11,567)

Cash Flows From Financing Activities
Issuance of common stock	20,250	$ -
Loan from shareholder	200	-

Net cash flows provided by
financing activities	20,450	-

Net increase in cash	4,530	(11,567)

Cash, beginning of period	-	16,097

Cash, end of period	$ 4,530	$ 4,530

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

PART 1.  FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance of $4,530 as of September 30, 2001. The President has agreed to continue providing his services (excluding out of pocket expenses) and office space for the Company free of charge until such time as management can further advance the Company's business plan to the operational phase. In consideration of this, it is management's opinion; the Company's current cash situation is sufficient and adequate for the next twelve months. At present, the Company remains in its initial development stage. Over the past several months, the Company has been raising capital and assessing the different options and requirements for the development of its software and Internet Web Site.There are no current plans for product research and development. There are no current plans to purchase or sell any significant amount of fixed assets.  There are no current plans to increase the number of employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $20,450 from its initial capitalization, a loan from its officer in the amount of $200 (See Financial Statements, and proceeds from the registered offering in the state of Washington. The Company, for general start-up related expenditures has paid out a total of $ 15,920. Consequently, the Company's balance sheet for the quarter ended September 30 2001 reflects a total asset value of $4,530.

Management believes the Company for the next twelve months has sufficient assets or capital resources to pay its on-going expenses while it is developing it proposed business.

Results of Operations.

During the period from December 23, 1999 (inception) through September 30 2001, the Company has engaged in no significant operations other than organizational activities, conducted a registered offering in the state of Washington, and registered with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended on Form 10SB. No revenues were received during this period, and the Company experienced cumulative net losses of $15,920 associated with general start-up costs.

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

RJV NETWORK, INC.
(Registrant)

Date: November 19, 2001

By:	/s/ Edward Velton

Edward Velton
President and Director