Form 10KSB40
period 2001-12-31
RJV NETWORK INC
filed 2002-03-22
CIK 1128189

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(X)   Annual report under section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the period ended December 31, 2001.

Commission File No: 0-32917

RJV NETWORK, INC.
Name of small business in its charter)

NEVADA	94-3355026
(State or other jurisdiction of Incorporation)	(IRS Employer Id. No.)

15147 SE 46th Way
Bellevue, Washington	98006
(Address of Principal Office)	Zip Code

Issuer's telephone number:	(425) 267-1194

Securities registered under Section 12(b) of the Exchange Act:

NA	NA
---------------------	--------------------------------
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
-----------------------
(Title of Class)

    Check whether the issuer (1) filed all report required to be filed be Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained

    The revenues for the year ended December 31, 2001 were $ 0.

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $ -0-

    The number of shares of common stock outstanding as of March 11, 2002 was 6,037,500.

    Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

    (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A Yes ____ No ____

    (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,037,500 as of March 11, 2002.

    (Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 11, 2002, the following shares of common were outstanding: Common Stock, par value of $0.001, 6,037,500 shares.

Transitional Small Business Disclosure Format (Check one): Yes___   No  X

TABLE OF CONTENTS

Item 1.     Description of Business.
Item 2.     Description of Property.
Item 3.     Legal Proceedings.
Item 4.     Submission of Matters to a Vote of Security Holders.
Item 5.     Market for Common Equity and Related Stockholder Matters.
Item 6.     Plan of Operation.
Item 7.     Financial Statements.
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
                With Section 16(a) of the Exchange Act.
Item 10.   Executive Compensation.
Item 11.   Securities Ownership of Certain Beneficial Owners and Management.
Item 12.   Certain Relationships and Related Transactions.
Item 13.   Exhibits and reports on Form 8-K.

PART I

Item 1. Description of Business.
--------------------------------
(a) Business Development

    RJV Network, Inc. ("Company" "the Company", "RJV") was organized under the laws of the State of Nevada on December 23, 1999. Other than a Registered Offering within the State of Washington, the Company has not conducted any material operations or generated any revenues to date. Since inception, the Company has been in the process of developing its business plan ("Plan") and raising capital. The plan includes bringing to application an interactive commercial real estate Internet web site that will provide users with sophisticated value-added information relating to the buying, leasing, and selling of commercial real estate properties. To date, the Company has had no significant operations. To date, the Company has had no revenues.

    On July 24, 2001 the Company filed the final 10SB amendment, General Form for Registration of Securities of Small Business issuers under Section 12(g) of the Securities Act of 1934. For those interested in further information regarding the registration statement and other filings filed under the Securities Act please visit www.sec.gov to view current filing.

    On December 17, 2001 RJV was listed on the Over the Counter Bulletin Board (OTCBB). As of the date of this 10K there has been no trading activity in the stock. The bid price was $.50 and the ask price was $1.01 as of March 11, 2002.

    RJV has never been involved in any bankruptcy, receivership or similar proceedings.

(b) Business of Issuer

    The business of RJV is developing e-commerce opportunities within the on-line real estate marketplace. To date RJV has no revenues and has not begun operations.

    RJV, which presently has no employees, is a development stage enterprise. From inception to date RJV has had no revenues.

Forward-Looking Statements

    This Form 10K-SB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, including without limitation, statements under "Plan of Operation" and "Description of Business", regarding RJV's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements.

    Although the RJV believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

(c)  Reports to Security Holders

    The public may read and copy any materials RJV files with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or visit www.sec.gov.

Item 2. Description of Property.
-------------------------------------------
    RJV does not own any physical properties at this time.

    RJV principle executive address is 15147 SE 46th Way, Bellevue, Washington 98006.

Item 3. Legal Proceedings.
------------------------------------
    The Company is not a party to any pending legal proceeding. Management is not aware of any potential litigation, claims or assessments.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------------------------------
    None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------------------------
(a)  Market Information

    Currently, the Company's common stock is listed on the OTCBB. There has been no trading activity of the Company's stock as of the date of this 10K. As of March 11, 2002 the bid was $.50 and the ask price was $1.01.

    RJV has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company.

(b)  Holders

    As of March 11, 2002 there were thirty-four (34) common shareholders of record. This included Edward Velton, President and Director, who owns 3,750,000 of the 6,037,000 common shares that are issued and outstanding.

(c)  Dividends

    The Company has never declared any cash dividends.

    The current policy of the company is not to pay cash dividends, but instead to retain future earnings, if any, to support the growth of the Company. However, there are no restrictions that limit the ability to pay dividends on common equity when it is lawful to do so.

Item 6. Plan of Operation.
--------------------------
 Plan of Operations - General

    The Company has been in the process of developing its business plan and raising capital. The plan includes bringing to application an interactive commercial real estate Internet web site that will provide users with sophisticated value-added information relating to the buying, leasing, and selling of commercial real estate properties. Management plans to continue assessing the on- line commercial real estate marketplace, including but not limited to, the competition, current market trends, and current niches that the Company may capitalize upon. There is no guarantee or assurance that the Company will ever benefit from managements assessment and become an operating company.

    As of December 31, 2001, RJV had $ 3,513 cash on hand and in the bank. Management believes this amount will satisfy the cash requirements of RJV for the next twelve months or until such a time additional proceeds are raised to cover administrative costs. However, this amount will not satisfy the capital requirement for developing the completed commercial on-line web site. RJV plans to satisfy future cash requirements by additional equity financing. This will likely be in the form of private placements of common stock. There is no additional offering in the works at present. There can be no assurance that RJV will be successful in raising additional equity financing to direct towards the development of the web site and marketing campaigns, as well as the associated legal and accounting fees.

    Based upon the amount of cash on hand, RJV is dependent upon raising capital from future financing activities, such as subsequent offerings of our stock. There can be no assurance that RJV will be successful in raising the capital RJV requires. If RJV is unable to raise additional capital it would be detrimental to the business development and management may be required to redirect the plan of the Company. However, management believes that if subsequent private placements are successful, RJV will be able to generate revenue from its proposed online real estate web site and achieve liquidity within the following fourteen to eighteen months thereof.

    RJV does not anticipate any further research of any products. RJV does not expect the purchase or sale of plant or any significant equipment, and RJV does not anticipate any change in the number of our employees. RJV has no current material commitments. RJV has generated no revenue since our inception.

    RJV has no current plans, preliminary or otherwise, to merge with any other entity.

    RJV is still considered to be a development stage company, with no significant revenue, and RJV will be dependent upon the raising of additional capital through placement of our common stock in order to continue with the business plan. There can be no assurance that RJV will be successful in raising the capital RJV requires through the sale of our common stock.

The following step will need to be accomplished in order for RJV to become operational:

-Complete development of the commercial real estate on-line web site.

    Management has estimated the time frame to accomplish this to be between six and eight months.

    Management has estimated the following administrative costs for the next twelve months and will use the current cash on hand to fund the following:

Printing and Postage	$ 200
Accounting	2,000
Transfer Agent .	500
Miscellaneous	300
Total	$ 3,000

    Over the next twelve months RJV plans on using its current cash on hand to fund the administrative costs (estimated at $3,000). Management plans to continue seeking funding to further its business plan of developing an on-line commercial real estate web site.

    If, and when, RJV begins to expand its proposed business, it will likely incur losses. RJV plans on funding these losses through revenues generated through its proposed web site. However, if RJV is unable to satisfy its capital requirements through its revenue production, RJV may seek to raise additional capital through the sale of its securities and or look to borrow funds. However, there can be no assurance or guarantee given that RJV will be able to borrow funds or raise capital successfully. If the Company cannot raise funds it would be detrimental to the business and may result in the demise of the business all together.

    Potential investors should be aware that several unforeseen or unanticipated delays might impede RJV from developing its web site. Some examples include, in developing an Internet web site problems may arise with programming and testing that management cannot overcome, creating a time delay and resulting in additional costs to RJV. In developing the means for a second round of financing RJV may find that potential financiers are unreceptive to the business plan and provide no options to raise additional capital. If this should occur then RJV would likely not be able to continue as a going concern and investors could lose all of their investment.

    Furthermore, if additional funds are secured by RJV there is no guarantee that the proposed marketing strategy will be effective in accomplishing the goals RJV has set. This may force management to redirect its efforts and create the need for additional time, money, and resources, of which, RJV may not be successful in providing.

Item 7. Financial Statements.
-----------------------------

RJV Network Inc.
(A Development Stage Company)
FINANCIAL REPORT
DECEMBER 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders
RJV Network, Inc.

We have audited the accompanying balance sheet of RJV Network, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2001, the period from December 23, 1999 (date of inception) to December 31, 2000, and for the period from December 23, 1999 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RJV Network, Inc. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, the period from December 23, 1999 (date of inception) to December 31, 2000, and for the period from December 23, 1999 to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Peterson Sullivan PLLC
----------------------------
Peterson Sullivan PLLC
Seattle, Washington
February 8, 2002

RJV NETWORK, INC.
(A Development Stage Company)

BALANCE SHEETS
December 31, 2001

ASSETS	2001	2000

Current Asset	$3,513	$5,165

Cash

	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liability
Due to shareholder	$200	200

Shareholders' Equity
Common stock, $.000013 par value, 1,875,000,000 common
shares authorized; 6,037,500 and 3,750,000 shares issued and
outstanding at December 31, 2001 and 2000, respectively	80	50
Additional paid-in capital	20,170	4,950
Deficit accumulated during the development stage	(16,937)	(35)

	3,313	4,965

	$3,513	$5,165

The accompanying notes are an integral part of these financial statements

RJV NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2001,
for the Period from December 23, 1999 (Date of Inception) to December 31, 2000,
and for the Period from December 23, 1999 to December 31, 2001

			Cumulative
			During the
			Development
	2001	2000	Stage

Interest income	$124	$-	$124

General and administrative expenses
Bank charges	130	35	165
Professional fees	3,550		3,550
Consulting fees	9,700		9,700
Organizing expenses	3,561		3,561
Other	85		85

	17,026	35	17,061

Net loss for period	$(16,902)	$(35)	$(16,937)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

RJV NETWORK INC
(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2001,
for the Period from December 23, 1999 (Date of Inception) to December 31, 2000,
and for the Period from December 23, 1999 to December 31, 2001

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Issuance of common stock,
December 23, 1999	3,750,000	$50	$4,950	$-	$5,000

Net loss for period				(35)	(35)

Balance December 31, 2000	3,750,000	50	4,950	(35)	4,965

Issuance of common stock,
April 30, 2001	2,287,500	30	15,220		15,250

Net loss for year				(16,902)	(16,902)

Balance, December 31, 2001	6,037,500	$80	$20,170	$(16,937)	$3,313

The accompanying notes are an integral part of these financial statements

RJV NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2001,
for the Period from December 23, 1999 (Date of Inception) to December 31, 2000,
and for the Period from December 23, 1999 to December 31, 2001

			Cumulative
			During the
			Development
	2001	2000	Stage

Cash Flows From Operating Activities
Net loss for period	$(16,902)	$(35)	$(16,937)

Cash Flows From Financing Activities
Issuance of common stock	15,250	5,000	20,250
Loan from shareholder		200	200

Net cash flows provided by
financing activities	15,250	5,200	20,450

Net increase (decrease) in cash	(1,652)	5,165	3,513

Cash, beginning of period	5,165	-	-

Cash, end of period	$3,513	$5,165	$3,513

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

RJV Network, Inc. ("the Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999, and began its development stage operations. The Company is involved in the development of an internet-based listing site that will provide detailed commercial real estate property listings and related data. The Company plans to generate revenues by charging a one-time fee or subscription-based access to the website to interested users of the information provided.

As indicated in the accompanying financial statements, the Company's accumulated deficit during the development stage totaled $16,937 for the period from December 23, 1999, date of inception, to December 31, 2001. The Company has financed this deficit through sales of the Company's stock.

The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to fulfill its development activities.

Cash

Cash consists of funds held in a checking account.

Due to Shareholder

The shareholder loan is unsecured, bears no interest and is due on demand. Based on the amount of the loan and its short-term nature, carrying value approximates fair value.

Taxes on Income

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

Note 1. (Continued)

Software and Web Site Development Costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," will be expensed as incurred. The costs of web site development, during the planning stage, as defined under Emerging Issues Task Force No. 00-2 "Accounting for Web Site Development Costs," will also be expensed as incurred.

Computer software and web site development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and web site content, payroll, and interest costs, will be capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the web site is operational.

The Company did not incur any software development costs for the period from December 23, 1999, date of inception, to December 31, 2001.

Costs to be incurred when the web site and related software are in the operating stage will be expensed as incurred.

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. The earnings per share for the periods ended December 31, 2001 and 2000, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period December 23, 1999 to December 31, 2001. The weighted average number of shares outstanding was 5,285,445 for the year ended December 31, 2001, 3,750,000 for the period December 23, 1999 to December 31, 2000, and 4,510,430 for the period cumulative during the development stage.

Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Note 1. (Continued)

Revenue Recognition

The Company intends to market access to its website information. Revenue recognition policies for sales will be established when the terms for such sales are determined.

Note 2. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2001, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $16,937 available to reduce future taxable income. The tax loss expires in 2021.

The deferred tax asset associated with the tax loss carryforward is approximately $2,500. The Company has provided a full valuation allowance against the deferred tax asset.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
 --------------------------------------------------------------------

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
 -----------------------------------------------------------------------

    The Officer and Directors of the Company, whose terms will expire December 23, 2002 and July 7, 2002 respectively, or at such a time as their successor(s) shall be elected and qualified is as follows:
Name & Address	Age	Position	Date First Elected

Edward E. Velton	42	President,	December 23, 1999
15147 SE 46TH Way		Director
Bellevue, WA 98006

Rune Harkestad	37	Director	July 7, 2000
10655 NE 4TH Street
Suite 300
Bellevue, WA 98004

Michael J. McKinistry	54	Director	July 7, 2000
9106 N.E. 141ST Place
Bothell, WA 98001.

   Mr. Velton has had a broad range of experiences within the real estate business over the past five years, which include:

   JSH Properties, Inc., Licensed Real Estate Broker, 1999 to present. As an associated broker with JSH Properties, Mr. Velton is responsible for the marketing, sale, and management of several commercial properties including grocery stores, neighborhood centers, and single tenant retail properties.

    Greenfield Development, Chief Financial Officer, 1998-1999. Mr. Velton was responsible for this company's financial management, which included supervision of financial statement preparations, cash flow projections, cash planning, bank relations, partner coordination, and board presentations.

    Seattle First National Bank, Vice President, 1988-1998. Mr. Velton was the Senior Project Lending Officer/Team Marketing Manager coordinating the origination, evaluation, and management of construction and permanent loans for a variety of properties. Mr. Velton originated over $500,000,000+ loans with very low default and loss rates. Financed properties included over 4,000,000 square feet of retail projects, 3,000 apartment units, 3,000,000 square feet of office and industrial projects, and various other projects.

Education:

    Graduated May 1983 from the San Diego State University, with a MBA emphasizing corporate finance and real estate.

    Graduated December 1981 from the University of Nevada, with a BS in Business Administration, concentrating on corporate finance with a minor in economics

    The above officer and director of the Company may be considered a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

    Two independent Directors where elected on July 7, 2000. All material affiliated transactions shall be approved by the majority of RJV Networks, Inc.'s Directors, which include the listed independent Directors of whom shall not have a have an interest in the transaction. The independent Directors have access to, at RJV Networks, Inc.'s expense, independent legal counsel for material issues concerning the Company.

    Rune Harkestad. Mr. Harkestad is currently employed with JSH Properties, 10655 NE 4TH Street, Suite 300, Bellevue, WA 98004. His experience and knowledge within the commercial real estate industry will be an asset to shareholders in making important decisions that will affect the direction of the Company.

    Michael J. McKinistry - 9106 N.E. 141ST Place, Bothell, WA 98001. Currently, Mr. McKinistry is employed by Yates, Wood, McDonald as a commercial real estate broker.  From 1998 to 2001, Mr. McKinistry was employed with National Mortgage Co., as Vice President of Financial Services. From 1991 to 1998, Mr. McKinistry served as Vice President of Financial Services for Kidder, Matthews, & Segner, Inc. Mr. McKinistry has been involved with real estate and real estate lending for the past twenty-four years, including the experience of running his own single family home development company.

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of the directors. The Company has not compensated its directors for service on the Board of Directors or committee thereof, but the directors are entitled to be reimbursed for expenses incurred for attendance at the meetings of the Board of Directors and any committee of the Board of Directors. However due to the Company's lack of funds and operations, the directors will defer their expenses and any compensation until such a time the Company is operating at a profit. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

    No officer, director, affiliate, or promoter of the Company has filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities law.

    No officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

Item 10. Executive Compensation.
----------------------------------------------

    RJV has made no provisions for cash compensation to our officer and director. No salaries are being paid at the present time, and will not be paid unless, and until, there is available cash flow being generated from operations to pay salary. There have been no grants of options or SAR grants given to any of our executive officers for the life of RJV.

RJV does not presently have a stock option plan. However, in the future, RJV may develop an incentive based stock option plan for our officers and directors and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------------------------------------

    The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named Director and executive Officer, and each person known to RJV to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security
----------------------	---------	-------	--------

Edward Velton
15147 SE 46th Way
Bellevue, WA 98006	3,750,000	62.1%	Common

    Mr. Velton purchased shares of the Company's common stock in 1999 at a cost of $0.10 per share. Please note that the above share total reflects the forward split of 1:75, effective in August of 2001.

Item 12. Certain Relationships and Related Transactions.
-----------------------------------------------------------------------------

    The Company's By-Laws provide that the Company must indemnify its officers and directors to the fullest extent permitted under current Nevada laws and/or acts against all liabilities incurred by reason of the fact that the person is or was a officer or director of the Company. The effect of these provisions is potentially to indemnify the Company's officers and directors from all cost and expenses in which they are involved by reason of their affiliation with the Company.

Item 13. Exhibits and Report on Form 8-K.
--------------------------------------------------------

(a) Exhibits

3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.

3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.

----
* Previously filed

    Form 8-K was filed by the Company during August 27, 2001, disclosing a 1:75 forward split of the Company's common shares.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RJV Network, Inc.

/s/ Edward Velton
------------------------------
Date: March 11, 2002	Edward Velton
President and Director