Form 10QSB
period 2002-03-31
RJV NETWORK INC
filed 2002-05-21
CIK 1128189

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(X)   Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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
Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002, the following shares of common were outstanding: Common Stock, par value of $0.001, 6,037,500 shares.

Transitional Small Business Disclosure Format (Check one):
Yes          No     X

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2002 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

RJV NETWORK, INC.
(A Development Stage Company)

FINANCIAL REPORT
(Unaudited)
MARCH 31, 2002

Balance Sheet
Statements of Operations
Statement of Shareholder's Equity
Statements of Cash Flows
Notes to Financial Statements

RJV NETWORK, INC.
(A Development Stage Company)

BALANCE SHEET
March 31, 2002
(Unaudited)

ASSETS

Current Asset
Cash	$427

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Due to shareholder	$200

Shareholders' Equity
Common stock, $.000013 par value; 25,000,000 common
shares authorized, 6,037,500 shares issued and outstanding	80
Additional paid-in capital	20,170
Deficit accumulated during the development stage	(20,023)

227

$427

The accompanying notes are an integral part of the financial statements

1

RJV NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001 and for the Period
From December 23, 1999 (Date of Inception) to March 31, 2002
(Unaudited)

			Cumulative
	Three Months	Three Months	During
	Ended	Ended	Development
	March 31, 2002	March 31, 2001	Stage

Interest income	$-	$31	$124

General and administrative expenses
Bank charges and other	13	61	263
Professional fees	2,200		5,750
Consulting fees	370		10,070
Organizing expenses	503	165	4,064

	3,086	226	20,147

Net loss for the period	$(3,086)	$(195)	$(20,023)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	6,037,500	3,750,000	4,676,617

The accompanying notes are an integral part of the financial statements

2

RJV NETWORK, INC.
(A Development Stage Company)

STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2002 and for the Period
From December 23, 1999 (Date of Inception) to March 31, 2002
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, December 23, 1999	-	$-	$-	$-	$-

Issuance of common stock,
December 23, 1999	3,750,000	50	4,950		5,000

Net loss for the period				(35)	(35)

Balance, December 31, 2000	3,750,000	50	4,950	(35)	4,965

Issuance of common stock,
April 30, 2001	2,287,500	30	15,220		15,250

Net loss for the year				(16,902)	(16,902)

Balance, December 31, 2001	6,037,500	80	20,170	(16,937)	3,313

Net loss for the period				(3,086)	(3,086)

Balance, March 31, 2002	6,037,500	$80	$20,170	$(20,023)	$227

The accompanying notes are an integral part of the financial statements

3

RJV NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001 and for the Period
from December 23, 1999 (Date of Inception) to March 31, 2002
(Unaudited)

			Cumulative
	Three Months	Three Months	During
	Ended	Ended	Development
	March 31, 2002	March 31, 2001	Stage

Cash Flows from Operating Activities
Net loss for the period	$(3,086)	$(195)	$(20,023)

Cash Flows from Financing Activities
Issuance of common stock		15,000	20,250
Loan from shareholder			200

Net cash flows provided by
financing activities		15,000	20,450

Net increase (decrease) in cash	(3,086)	14,805	427

Cash, beginning of period	3,513	5,165

Cash, end of period	$427	$19,970	$427

The accompanying notes are an integral part of the financial statements

4

RJV NETWORK, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For Three Months Ended March 31, 2002 and 2001, and for the period from
 December 23, 1999 (Date of Inception) to March 31, 2002
(Unaudited)

Note 1. Organization and Description of Business

RJV Network, Inc. ("the Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999. The Company is involved in the development of an internet-based listing site that will provide detailed commercial real estate property listings and related data. The Company plans to generate revenues by charging a one-time fee or subscription-based access to the website to interested users of the information provided. This plan is subject to change based on a proposed acquisition, see Note 4.

Note 2. Summary of Significant Accounting Policies

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2001 and 2000. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Note 3. Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 75 for 1 on August 24, 2001. The earnings per share for the periods ended March 31, 2002 and 2001, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period December 23, 1999 to March 31, 2002.

Note 4. Subsequent Events

On April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a pre-split basis.

The Company is seeking approval of a proposed acquisition of Bio Kinetix, an Alberta, Canada, corporation. The proposed Acquisition Agreement provides that the Company will acquire Bio Kinetix as a wholly-owned subsidiary by issuing shares of its stock to the shareholders of Bio Kinetix resulting in the shareholders of Bio Kinetix having a controlling ownership of the Company. If the acquisition is approved, the Company will change its name to Bio Kinetix Research, Inc., abandon its planned operations and continue operations under the business plan of Bio Kinetix. Bio Kinetix has acquired rights to a new, proprietary method for treating breast cancer and has obtained preliminary financing commitments. The reverse acquisition will be accounted for by the purchase method.

ITEM 2.   PLAN OF OPERATION

RJV Network, Inc., is currently seeking approval of a proposed acquisition of Bio Kinetix, an Alberta, Canada, corporation. The proposed Acquisition Agreement provides that the Company will acquire Bio Kinetix as a wholly owned subsidiary by issuing shares of the stock to the shareholders of Bio Kinetix resulting in the shareholders of Bio Kinetix having a controlling ownership of the Company. If the acquisition is approved, the Company will change its name to Bio Kinetix Research, Inc., abandon its planned operations and continue operations under the business plan of Bio Kinetix. Bio Kinetix has acquired rights to new, proprietary method for treating breast cancer and has obtained preliminary financing commitments.

On April 30, 2002, RJV Network filed a Preliminary Proxy Statement with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials RJV files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or visit www.sec.gov.

If the proposed acquisition described above is not successful, RJV Network, Inc. will be required to find additional financing in order to maintain a going concern status. There can be no guarantee or assurance that the Company would be successful in raising additional proceeds. If additional financing cannot be secured, RJV Network, Inc. would likely be unable to continue its proposed business plan of developing an online real estate listing service.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements.

PART II

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
Reports on Form 8-K - No reports on Form 8-K were required to be filed for the quarter for which this report is filed. However, the following reports were filed:

8/27/2001. 8-K, 75:1 forward split of the common stock.
4/30/2002. 8-K, 2.5:1 forward split of the common stock.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJV NETWORK, INC.
(Registrant)

Date: May 20, 2002

By: /s/Edward Velton
       ----------------
           Edward Velton
           President and Director

8