Form 10QSB
period 2002-06-30
RJV NETWORK INC
filed 2002-08-19
CIK 1128189

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2002, the following shares of common were outstanding: Common Stock, par value of $0.001, 6,037,500 shares.

Transitional Small Business Disclosure Format (Check one): Yes  No X

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended June 30, 2002 and 2001 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

                            RJV NETWORK, INC.
                      (A Development Stage Company)

                           FINANCIAL REPORT
                             (Unaudited)
                            JUNE 30, 2002

Balance Sheet
Statements of Operations
Statement of Shareholder's Equity
Statements of Cash Flows
Notes to Financial Statements

                           RJV NETWORK, INC.
                    (A Development Stage Company)

                            BALANCE SHEET
                            June 30, 2002
                             (Unaudited)
ASSETS
  Current Asset
    Cash                                                          $     229

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities
    Due to shareholder                                            $     200

Shareholders' Equity
  Common stock, $.000013 par value; 25,000,000 common
    shares authorized, 6,037,500 shares issued and outstanding           80
  Additional paid-in capital                                         20,170
  Deficit accumulated during the development stage                  (20,221)

                                                                         29

                                                                   $    229

  The accompanying notes are an integral part of the financial statements.

                            RJV NETWORK, INC.
                     (A Development Stage Company)

                        STATEMENTS OF OPERATIONS
   For the Three Months Ended June 30, 2002 and 2001 and for the Period
       From December 23, 1999 (Date of Inception) to June 30, 2002
                              (Unaudited)

                                                             Cumulative
                                 Three Months  Three Months    During
                                    Ended         Ended      Development
                                 June 30, 2002 June 30, 2001   Stage
                                 ------------- ------------- -----------
Interest income                  $          -  $         61  $      124

General and administrative expenses
Bank charges and other                    198            27         461
Professional fees                           -             -       5,750
Consulting fees                             -         3,400      10,070
Organizing expenses                         -           513       4,064

                                          198         3,934      20,345

Net loss for the period             $   (198)  $    (3,873)  $  (20,221)

Basic and diluted loss per
  common share                      $  (0.00)  $     (0.00)  $    (0.00)

Weighted average shares
  Outstanding                      6,037,500     6,037,500    4,903,431

  The accompanying notes are an integral part of the financial statements

                             RJV NETWORK, INC.
                       (A Development Stage Company)

                    STATEMENT OF SHAREHOLDERS' EQUITY
        For the Three Months Ended June 30, 2002 and for the Period From December 23, 1999 (Date of Inception) to June 30, 2002
                               (Unaudited)

                                                        Deficit
                                                        Accumulated
                                            Additional  During the
                      Common Stock           Paid-in    Development
                         Shares     Amount   Capital    Stage          Total
                         ------     ------   -------    -----------    -----
Balance,
  December 23, 1999           -     $    -   $     -    $       -    $    -

Issuance of common stock,
   December 23, 1999  3,750,000         50     4,950            -     5,000

Net loss for the period                                       (35)      (35)
                         ------     ------   -------    -----------    -----

Balance,
  December 31, 2000   3,750,000         50     4,950          (35)     4,965

Issuance of common stock,
  April 30, 2001      2,287,500         30    15,220                  15,250

Net loss for the year                                     (16,902)   (16,902)
                         ------     ------   -------    -----------    -----

Balance,
December 31, 2001     6,037,500         80    20,170      (16,937)     3,313

Net loss for the period                                    (3,284)    (3,284)
                         ------     ------   -------    -----------    -----

Balance,
June 30, 2002         6,037,500     $   80   $20,170    $ (20,221)    $   29
                         ------     ------   -------    -----------    -----

  The accompanying notes are an integral part of the financial statements

                            RJV NETWORK, INC.
                     (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS
   For the Three Months Ended June 30, 2002 and 2001 and for the Period
       from December 23, 1999 (Date of Inception) to June 30, 2002
                               (Unaudited)

                                                             Cumulative
                                 Three Months  Three Months    During
                                    Ended         Ended      Development
                                 June 30, 2002 June 30, 2001   Stage
                                 ------------- ------------- -----------
Cash Flows from
  Operating Activities
   Net loss for the period       $      (198)  $      (3,873) $  (20,221)

Cash Flows from
  Financing Activities
    Issuance of common stock                -              -      20,250
    Loan from shareholder                   -              -         200
                                 ------------- ------------- -----------
Net cash flows provided by
  financing activities                      -              -      20,450
                                 ------------- ------------- -----------
Net increase (decrease)
  in cash                               (198)         (3,873)        229
                                 ------------- ------------- -----------

Cash, beginning of period                427          19,970           -
                                 ------------- ------------- -----------

Cash, end of period              $       229   $      16,097  $      229
                                 ------------- ------------- -----------

  The accompanying notes are an integral part of the financial statements

                              RJV NETWORK, INC.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
   For Three Months Ended June 30, 2002 and 2001, and for the period from
             December 23, 1999 (Date of Inception) to June 30, 2002
                               (Unaudited)

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

Note 3. Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 75 for 1 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The earnings per share for the periods ended June 30, 2002 and 2001, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period December 23, 1999 to June 30, 2002.

Note 4. Subsequent Events

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

On April 30, 2002, RJV Network filed a Preliminary Proxy Statement with the Securities and Exchange Commission ("SEC"). On July 1, 2002, RJV Network filed an amendment to the Preliminary Proxy Statement that had previously been filed. The public may read and copy any materials RJV files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or visit www.sec.gov.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K - One report on Form 8-K was required to be filed for the quarter for which this report is filed. The following report was filed:

   4/30/2002. 8-K, 2.5:1 forward split of the common stock.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJV NETWORK, INC.
(Registrant)

Date: August 19, 2002

By: /s/ Edward Velton
    ----------------
        Edward Velton
        President and Director