Form 10QSB/A
period 2002-06-30
RJV NETWORK INC
filed 2002-11-15
CIK 1128189

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              Form 10-QSB

                            Amendment No. 1

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

                                                             Cumulative
                                 Three Months  Three Months    During
                                    Ended         Ended      Development
                                 June 30, 2002 June 30, 2001   Stage
                                 ------------- ------------- -----------
Interest income                  $          -  $         61  $      124

General and administrative expenses
Bank charges and other                    198            27         461
Professional fees                           -             -       5,750
Consulting fees                             -         3,400      10,070
Organizing expenses                         -           513       4,064
                                 ------------- ------------- -----------
                                          198         3,934      20,345
                                 ------------- ------------- -----------

Net loss for the period             $   (198)  $    (3,873)  $  (20,221)
                                 ------------- ------------- -----------

Basic and diluted loss per
  common share                      $  (0.00)  $     (0.00)  $    (0.00)

Weighted average shares
  Outstanding                      6,037,500     6,037,500    4,903,431

  The accompanying notes are an integral part of the financial statements

                            RJV NETWORK, INC.
                     (A Development Stage Company)

                        STATEMENTS OF OPERATIONS
             For the Six Months Ended June 30, 2002 and 2001
                              (Unaudited)

                                              Six Months   Six Months
                                                Ended         Ended
                                            June 30, 2002 June 30, 2001
                                            ------------- -------------
Interest income                             $          -  $         92

General and administrative expenses
Bank charges and other                               211            88
Professional fees                                  2,200             -
Consulting fees                                      370         3,400
Organizing expenses                                  503           678
                                            ------------- -------------

                                                   3,284         4,166
                                            ------------- -------------

Net loss for the period                         $ (3,284)  $    (4,074)
                                            ------------- -------------

Basic and diluted loss per
  common share                                  $  (0.00)  $     (0.00)

Weighted average shares
  Outstanding                                  6,037,500     6,037,500

  The accompanying notes are an integral part of the financial statements

                             RJV NETWORK, INC.
                       (A Development Stage Company)

                    STATEMENT OF SHAREHOLDERS' EQUITY
        For the Six Months Ended June 30, 2002 and for the Period
        From December 23, 1999 (Date of Inception) to June 30, 2002

                                                        Deficit
                                                        Accumulated
                                            Additional  During the
                      Common Stock           Paid-in    Development
                         Shares     Amount   Capital    Stage          Total
                         ------     ------   -------    -----------    -----
Balance,
  December 23, 1999           -     $    -   $     -    $       -    $    -

Issuance of common stock,
   December 23, 1999  3,750,000         50     4,950            -     5,000

Net loss for the period                                       (35)      (35)
                         ------     ------   -------    -----------    -----

Balance,
  December 31, 2000   3,750,000         50     4,950          (35)     4,965

Issuance of common stock,
  April 30, 2001      2,287,500         30    15,220                  15,250

Net loss for the year                                     (16,902)   (16,902)
                         ------     ------   -------    -----------    -----

Balance,
December 31, 2001     6,037,500         80    20,170      (16,937)     3,313

Net loss for the
  quarter ended
  March 31, 2002 (unaudited)                               (3,086)    (3,086)
                         ------     ------   -------    -----------    -----

Balance,
  March 31, 2002
   (unaudited)        6,037,500         80    20,170      (20,023)       227


Net loss for the
  quarter ended
  June 30, 2002 (unaudited)                                  (198)      (198)
                         ------     ------   -------    -----------    -----

Balance,
  June 30, 2002
   (unaudited)        6,037,500     $   80   $20,170    $ (20,221)    $   29
                         ------     ------   -------    -----------    -----

  The accompanying notes are an integral part of the financial statements

                            RJV NETWORK, INC.
                     (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS
     For the Six Months Ended June 30, 2002 and 2001 and for the Period
         from December 23, 1999 (Date of Inception) to June 30, 2002
                               (Unaudited)

                                                                Cumulative
                                   Six Months     Six Months      During
                                    Ended           Ended       Development
                                 June 30, 2002   June 30, 2001    Stage
                                 -------------   -------------  -----------
Cash Flows from
  Operating Activities
   Net loss for the period       $     (3,284)   $     (4,074)  $  (20,221)

Cash Flows from
  Financing Activities
    Issuance of common stock                -          15,220       20,250
    Loan from shareholder                   -               -          200
                                 -------------     -----------  -----------
Net cash flows provided by
  financing activities                      -          15,220       20,450
                                 -------------     -----------  -----------
Net increase (decrease)
  in cash                             (3,284)          11,146          229
                                 -------------     -----------  -----------

Cash, beginning of period              3,513            5,165            -
                                 -------------     -----------  -----------

Cash, end of period              $       229       $   16,311   $      229
                                 -------------     -----------  -----------

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

RJV NETWORK, INC.
(Registrant)

Date: November 7, 2002

By: /s/ Edward Velton
    ----------------
        Edward Velton
        President and Director


                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-QSB for the six-month period ended June 30, 2002 of RJV Network, Inc., a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Edward Velton, Chairman and President of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                /s/ Edward Velton
                                -----------------
                                    Edward Velton, Chairman and President
                                    September 10, 2002