Form 10QSB
period 2002-09-30
RJV NETWORK INC
filed 2002-12-06
CIK 1128189

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              Form 10-QSB

 (X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2002, the following shares of common were outstanding: Common Stock, par value of $0.001, 6,037,500 shares.

Transitional Small Business Disclosure Format (Check one): Yes  No X

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended September 30, 2002 and 2001 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

                            RJV NETWORK, INC.
                      (A Development Stage Company)

                           FINANCIAL REPORT
                             (Unaudited)
                          SEPTEMBER 30, 2002

Balance Sheet
Statements of Operations
Statement of Shareholder's Equity
Statements of Cash Flows
Notes to Financial Statements

                           RJV NETWORK, INC.
                    (A Development Stage Company)

                            BALANCE SHEET
                         September 30, 2002
                             (Unaudited)
ASSETS
  Current Asset
    Cash                                                          $     939

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities
    Due to shareholder                                            $   2,400

Shareholders' Equity
  Common stock, $.000013 par value; 25,000,000 common
    shares authorized, 6,037,500 shares issued and outstanding           80
  Additional paid-in capital                                         20,170
  Deficit accumulated during the development stage                  (21,711)

                                                                     (1,461)

                                                                   $    939

  The accompanying notes are an integral part of the financial statements.

                            RJV NETWORK, INC.
                     (A Development Stage Company)

                        STATEMENTS OF OPERATIONS
   For the Three Months Ended September 30, 2002 and 2001 and for the Period
       From December 23, 1999 (Date of Inception) to September 30, 2002
                              (Unaudited)

                                                             Cumulative
                                 Three Months  Three Months    During
                                    Ended         Ended      Development
                                 September 30, September 30,   Stage
                                     2002         2002
                                 ------------- ------------- -----------
Interest income                  $          -  $         23  $      124

General and administrative expenses
Bank charges and other                     30            71         491
Professional fees                       1,460         5,519       7,210
Consulting fees                             -         6,000      10,070
Organizing expenses                         -             -       4,064
                                 ------------- ------------- -----------
                                        1,490        11,590      21,835
                                 ------------- ------------- -----------

Net loss for the period             $  (1,490)  $   (11,567)  $ (21,711)
                                 ------------- ------------- -----------

Basic and diluted loss per
  common share                      $  (0.00)  $     (0.00)  $    (0.00)

Weighted average shares
  Outstanding                      6,037,500     6,037,500

  The accompanying notes are an integral part of the financial statements

                            RJV NETWORK, INC.
                     (A Development Stage Company)

                        STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)

                                              Nine Months   Nine Months
                                                Ended         Ended
                                             September 30, September 30,
                                                2002          2001
                                            ------------- -------------
Interest income                             $          -  $        115

General and administrative expenses
Bank charges and other                               241           115
Professional fees                                  3,660         5,519
Consulting fees                                      370         9,400
Organizing expenses                                  503           678
                                            ------------- -------------

                                                   4,774        15,712
                                            ------------- -------------

Net loss for the period                         $ (3,284)  $   (15,597)
                                            ------------- -------------

Basic and diluted loss per
  common share                                  $  (0.00)  $     (0.00)

Weighted average shares
  Outstanding                                  6,037,500     6,037,500

  The accompanying notes are an integral part of the financial statements

                             RJV NETWORK, INC.
                       (A Development Stage Company)

                    STATEMENT OF SHAREHOLDERS' EQUITY
        For the Nine Months Ended September 30, 2002 and for the Period From December 23, 1999 (Date of Inception) to September 30, 2002

                                                        Deficit
                                                        Accumulated
                                            Additional  During the
                      Common Stock           Paid-in    Development
                         Shares     Amount   Capital    Stage          Total
                         ------     ------   -------    -----------    -----
Balance,
  December 23, 1999           -     $    -   $     -    $       -    $    -

Issuance of common stock,
   December 23, 1999  3,750,000         50     4,950            -     5,000

Net loss for the period                                       (35)      (35)
                         ------     ------   -------    -----------    -----

Balance,
  December 31, 2000   3,750,000         50     4,950          (35)     4,965

Issuance of common stock,
  April 30, 2001      2,287,500         30    15,220                  15,250

Net loss for the year                                     (16,902)   (16,902)
                         ------     ------   -------    -----------    -----

Balance,
December 31, 2001     6,037,500         80    20,170      (16,937)     3,313

Net loss for the
  quarter ended
  March 31, 2002 (unaudited)                               (3,086)    (3,086)
                         ------     ------   -------    -----------    -----

Net loss for the
  quarter ended
  June 30, 2002 (unaudited)                                  (198)      (198)
                         ------     ------   -------    -----------    -----

Net loss for the
  quarter ended
  September 30, 2002 (unaudited)                           (1,490)    (1,490)
                         ------     ------   -------    -----------    -----

Balance,
  September 30, 2002
   (unaudited)        6,037,500     $   80   $20,170    $ (21,771)   $(1,461)
                         ------     ------   -------    -----------    -----

  The accompanying notes are an integral part of the financial statements

                            RJV NETWORK, INC.
                     (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS
  For the Nine Months Ended September 30, 2002 and 2001 and for the Period
      from December 23, 1999 (Date of Inception) to September 30, 2002
                               (Unaudited)

                                                                Cumulative
                                   Nine Months     Nine Months      During
                                    Ended           Ended       Development
                                  September 30,   September 30,     Stage
                                    2002            2001
                                 -------------   -------------  -----------
Cash Flows from
  Operating Activities
   Net loss for the period       $     (4,774)   $    (15,597)  $  (21,711)

Cash Flows from
  Financing Activities
    Issuance of common stock                -          15,220       20,250
    Loan from shareholder               2,200               -        2,400
                                 -------------     -----------  -----------
Net cash flows provided by
  financing activities                      -          15,220       22,650
                                 -------------     -----------  -----------
Net increase (decrease)
  in cash                             (2,574)            (377)         939
                                 -------------     -----------  -----------

Cash, beginning of period              3,513            5,165            -
                                 -------------     -----------  -----------

Cash, end of period              $       939       $    4,530   $      939
                                 -------------     -----------  -----------

  The accompanying notes are an integral part of the financial statements

                              RJV NETWORK, INC.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
   For Three Months Ended September 30, 2002 and 2001, and for the period
      From December 23, 1999 (Date of Inception) to September 30, 2002
                               (Unaudited)

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

Note 3. Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 75 for 1 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The earnings per share for the periods ended September 30, 2002 and 2001, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period December 23, 1999 to September 30, 2002.

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

Date: December 4, 2002

By: /s/ Edward Velton
    ----------------
        Edward Velton
        President and Director


                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-QSB for the nine-month period ended September 30, 2002 of RJV Network, Inc., a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Edward Velton, Chairman and President of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                /s/ Edward Velton
                                -----------------
                                    Edward Velton, Chairman and President
                                    December 4, 2002