Form 10QSB/A
period 2002-09-30
RJV NETWORK INC
filed 2003-01-14
CIK 1128189

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At January 4, 2003, the following shares of common were outstanding: Common Stock, par value of $0.000013, 15,093,750 shares.

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

                            BALANCE SHEET
                         September 30, 2002
                             (Unaudited)
ASSETS
  Current Asset
    Cash                                                          $     939

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities
    Due to shareholder                                            $   2,400
    Accounts Payable                                                  3,000

Shareholders' Equity
  Common stock, $.000013 par value; 25,000,000 common
    shares authorized, 15,093,750 shares issued and outstanding          80
  Additional paid-in capital                                         20,170
  Deficit accumulated during the development stage                  (24,711)

                                                                     (1,461)

                                                                   $    939

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

                                                             Cumulative
                                 Three Months  Three Months    During
                                    Ended         Ended      Development
                                 September 30, September 30,   Stage
                                     2002         2001
                                 ------------- ------------- -----------
Interest income                  $          -  $         26  $      124

General and administrative expenses
Bank charges and other                     30            71         491
Professional fees                       4,460         1,822      10,210
Consulting fees                             -         9,700      10,070
Organizing expenses                         -             -       4,064
                                 ------------- ------------- -----------
                                        4,490        11,593      24,835
                                 ------------- ------------- -----------

Net loss for the period             $  (4,490)  $   (11,567)  $ (24,711)
                                 ------------- ------------- -----------

Basic and diluted loss per
  common share                      $  (0.00)  $     (0.00)  $    (0.00)

Weighted average shares
  Outstanding                     15,093,750    15,093,750   12,310,738

  The accompanying notes are an integral part of the financial statements

                            RJV NETWORK, INC.
                     (A Development Stage Company)

                        STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)

                                              Nine Months   Nine Months
                                                Ended         Ended
                                             September 30, September 30,
                                                2002          2001
                                            ------------- -------------
Interest income                             $          -  $        118

General and administrative expenses
Bank charges and other                               241           166
Professional fees                                  6,660         3,172
Consulting fees                                      370        12,500
Organizing expenses                                  503           165
                                            ------------- -------------

                                                   7,774        16,003
                                            ------------- -------------

Net loss for the period                         $ (7,774)  $   (15,885)
                                            ------------- -------------

Basic and diluted loss per
  common share                                  $  (0.00)  $     (0.00)

Weighted average shares
  Outstanding                                 15,093,750    12,589,188

  The accompanying notes are an integral part of the financial statements

                             RJV NETWORK, INC.
                       (A Development Stage Company)

                    STATEMENT OF SHAREHOLDERS' EQUITY
        For the Nine Months Ended September 30, 2002 and for the Period From December 23, 1999 (Date of Inception) to September 30, 2002

                                                        Deficit
                                                        Accumulated
                                            Additional  During the
                      Common Stock           Paid-in    Development
                         Shares     Amount   Capital    Stage          Total
                         ------     ------   -------    -----------    -----
Balance,
  December 23, 1999           -     $    -   $     -    $       -    $    -

Issuance of common stock,
   December 23, 1999  9,375,000         50     4,950            -     5,000

Net loss for the period                                       (35)      (35)
                         ------     ------   -------    -----------    -----

Balance,
  December 31, 2000   9,375,000         50     4,950          (35)     4,965

Issuance of common stock,
  April 30, 2001      5,718,750         30    15,220                  15,250

Net loss for the year                                     (16,902)   (16,902)
                         ------     ------   -------    -----------    -----

Balance,
December 31, 2001    15,093,750         80    20,170      (16,937)     3,313

Net loss for the
  quarter ended
  March 31, 2002 (unaudited)                               (3,086)    (3,086)
                         ------     ------   -------    -----------    -----

Net loss for the
  quarter ended
  June 30, 2002 (unaudited)                                  (198)      (198)
                         ------     ------   -------    -----------    -----

Net loss for the
  quarter ended
  September 30, 2002 (unaudited)                           (4,490)    (4,490)
                         ------     ------   -------    -----------    -----

Balance,
  September 30, 2002
   (unaudited)       15,093,750     $   80   $20,170    $ (24,711)   $(4,461)
                         ------     ------   -------    -----------    -----

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

                                                                Cumulative
                                   Nine Months     Nine Months      During
                                    Ended           Ended       Development
                                  September 30,   September 30,     Stage
                                    2002            2001
                                 -------------   -------------  -----------
Cash Flows from
  Operating Activities
   Net loss for the period       $     (7,774)   $    (15,885)  $  (24,711)

Adjustments
  Increase in Accounts Payable          3,000               -        3,000

Net Cash Flows Used by
  Operating Activities                 (4,774)        (15,885)     (21,711)

Cash Flows from
  Financing Activities
    Issuance of common stock                -          15,250       20,250
    Loan from shareholder               2,200               -        2,400
                                 -------------     -----------  -----------
Net cash flows provided by
  financing activities                  2,200          15,250       22,650
                                 -------------     -----------  -----------
Net increase (decrease)
  in cash                             (2,574)            (635)         939
                                 -------------     -----------  -----------

Cash, beginning of period              3,513            5,165            -
                                 -------------     -----------  -----------

Cash, end of period              $       939       $    4,530   $      939
                                 -------------     -----------  -----------

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

RJV NETWORK, INC.
(Registrant)

Date: January 6, 2003

By: /s/ Edward Velton
    ----------------
        Edward Velton
        President and Director


CERTIFICATIONS
--------------

I, Edward Velton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RJV Network, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   January 6, 2003       /s/ Edward Velton
                              -----------------
                                  Edward Velton
                                  President