Form 10KSB
period 2002-12-31
RJV NETWORK INC
filed 2003-04-15
CIK 1128189

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                Form 10-KSB

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended December 31, 2002.

                        Commission File No: 0-32917

                             RJV NETWORK, INC.
                  Name of small business in its charter)

            NEVADA                                          94-3355026
   (State of Incorporation)                                (IRS Id. No.)

      15147 SE 46th Way
     Bellevue, Washington                                      98006
 (Address of Principal Office)                               (Zip Code)

  Issuers Phone Number                                     (425)267-1194

          N/A                                                 N/A
       ---------                                         --------------
   Title of Each Class                               Name of Each Exchange
                                                      on Which Registered

      Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock
                          ------------
                          Title of Class

Check whether the issuer (1) filed all report required to be filed be Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and
(2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained [X]

The revenues for the year ended December 31, 2002 were $ 0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $915,000. Based on the closing price of $0.16 per share on April 7, 2003 against the 5,718,750 shares held by non-affiliates on such date.

The number of shares of common stock outstanding as of April 7, 2003 was 15,093,750.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,093,750 shares as of April 7, 2003.

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

Several references within this annual report are made to the Company's preliminary proxy materials (SEC Form PRE14A) that have been filed with respect to the Company's proposed acquisition of Bio Kinetix, Inc. and corresponding change in the Company's business direction if the acquisition is approved by the shareholders.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At April 7, 2003, the following shares of common were outstanding: Common Stock, par value of $0.000013, 15,093,750 shares.

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

On July 24, 2001 the Company filed its final Form 10SB amendment, General Form for Registration of Securities of Small Business issuers under Section 12(g) of the Securities Act of 1934, and thus became an SEC "reporting company." For those interested in further information regarding the registration statement and other filings filed under the Securities Act please visit www.sec.gov to this and the Company's other periodic filings.

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

Management has assessed the on-line commercial real estate marketplace, including but not limited to, the competition, current market trends, and current niches that the Company may capitalize upon. It has been felt the key to the Company's success will be to take management's assessment of the marketplace and develop sophisticated software that can be readily accessed over the Internet and thereby provide customers commercial real estate solutions.

The Company remains in the development stage and has neither the necessary funds nor the technology to execute its full business plan. The Company's software is written outline form only and no computer code has been written. The Company's business strategy requires it to raise substantial additional funding through a private placement(s), debt, or some combination thereof to make significant inroads into pursuit of its plan. Efforts to date have proven unsuccessful. Without additional funding, RJV could fail or remain only as a start-up company with no material operations, revenues, or profits.

During April, 2002, RJV was contacted by management of BIO KIN regarding a proposed acquisition whereby the shareholders of BIO KIN would effectively take control of RJV. BIO KIN had acquired rights to potential methods for treating certain malignancies and wished to merge with a publicly traded entity to provide a public valuation and increased exposure.

In the RJV Board's view, the proposed Acquisition of BIO KIN would allow RJV to divest itself of plans for developing its commercial real estate portal, which it has been unable to fund, and to acquire another company that has a more substantial management team and may be better able to obtain preliminary funding commitments for further developing its business.

The Company has since filed its preliminary proxy materials (Form PRE14A), along with two amendments thereto, with the SEC and expects to soon be approved to proceed with the special meeting of its shareholders to approve such acquisition and related matters.

Readers are encouraged to review all of the related materials for this proposed acquisition at the SEC's EDGAR website at www.sec.gov.

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

(c) Reports to Security Holders

The public may read and copy any materials that RJV has filed with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or by visiting www.sec.gov.

Item 2. Description of Property.
--------------------------------

RJV does not own any physical properties at this time. RJV principle executive address is 15147 SE 46th Way, Bellevue, Washington 98006.

Item 3. Legal Proceedings.
--------------------------

The Company is not a party to any pending legal proceeding. Management is not aware of any potential litigation, claims or assessments.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

As previously discussed, the Company is in the process of filing its preliminary proxy materials (Form PRE14A) with the SEC in seeking authorization to proceed with a special meeting of its shareholders to approve the acquisition of Bio Kinetix, Inc. and a corresponding change in the Company's business direction.

All of the information related to the proposed acquisition has been set forth within the preliminary proxy materials the Company has filed with the SEC. Readers are encouraged to review all of the related materials for the proposed acquisition by looking at its Form PRE14A filings at the SEC's EDGAR website at www.sec.gov.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

(a) Market Information

Currently, the Company's common stock is listed on the OTCBB under the symbol "RJVN." As of April 7, 2003 the closing price for the Company's shares was $0.16 per share.

The Company's shares began trading in May 2002. The following chart shows the related high and low per-share sales price, per quarter, since the shares began trading:

   Quarter                    High Price            Low Price
   -------                    ----------            ---------
   2nd - 2002                  $2.10                 $0.42
   3rd - 2002                  $2.10                 $1.50
   4th - 2002                  $1.16                 $1.60
   1st - 2003                  $0.60                 $0.10

RJV has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company.

(b) Holders

As of April 7, 2003 there were approximately sixty-five (65) common shareholders of record. This includes Edward Velton, President and Director, who owns 9,375,000 (62.1%) of the 15,093,750 common shares that are issued and outstanding. The other sixty-four (64) shareholders are non-affiliated, private investors that collectively hold a total of 5,718,750 shares that are freely tradable shares that were originally registered by the Company within the State of Washington and sold to the initial investors pursuant to Rule 504 of Regulation D.

(c) Dividends

The Company has never declared any cash dividends.

The current policy of the company is not to pay cash dividends, but instead to retain future earnings, if any, to support the growth of the Company. However, there are no restrictions that limit the ability to pay dividends on common equity when it is lawful to do so.

Item 6. Plan of Operation.
--------------------------

Please note that the Company has filed its preliminary proxy materials with the SEC seeking the authorization to hold a special meeting of its shareholders seeking to approve the acquisition of Bio Kinetix, Inc. If approved, the Company will change its business direction and focus to that of Bio Kinetix, which is at present looking to produce certain Super-Antibodies and related therapeutics targeted at destroying certain cancers.

Readers are encouraged to review these preliminary proxy materials (Form PRE14A) at the SEC's EDGAR website at www.sec.gov.

Since the proposed acquisition of Bio Kinetix has yet to be approved by the shareholders at the special meeting thereof and is still in its "preliminary" filing stage with the SEC, the following discussion will focus on RJV in its present undertakings and performance on its original business focus.

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

As of December 31, 2002, RJV had $579 cash on hand and in the bank. This amount will not be able to satisfy the current cash requirements of RJV (note that the payables at year end are approximately $7,500), nor will it provide for foreseeable expenses over the next twelve months. The Company will require additional funds to cover administrative costs. The Company's President has made loans, totaling $5,155 to date, to the Company to cover certain costs, but there is no commitment(s) or agreement(s) from him to continue providing such funds. Representatives of the proposed acquisition candidate, Bio Kinetix, have provided verbal assurances to the Company's President that all amounts will be brought current if, and when, the acquisition is completed. If the acquisition is not completed and these amounts are not paid by way of a loan(s) or some other means, none of which are in place or under contract at present, the Company could very possibly become insolvent and cease to exist.

Please note that even these amounts will not satisfy the capital requirement for developing the completed commercial on-line web site. RJV plans to satisfy such future cash requirements by additional equity financing. This would likely be in the form of private placements of common stock. There is no additional offering in the works at present. There can be no assurance that RJV will be successful in raising additional equity financing to direct towards the development of the web site and marketing campaigns, as well as the associated legal and accounting fees.

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

The following step will need to be accomplished in order for RJV to become operational:

 - Complete development of the commercial real estate on-line web site.

Management has estimated the time frame to accomplish this to be between six and eight months, once additional and adequate funding(s) has been made available.

Management has estimated the following administrative costs for the next twelve months and will use the current cash on hand to fund the following:

Printing and postage                                      $    200
Accounting                                                   6,000
Transfer Agent                                               1,000
Miscellaneous                                                  300
                                                             -----
Total                                                     $  7,500

Over the next twelve months RJV plans on using its current cash on hand to fund the administrative costs (estimated at $7,500). Management plans to continue to seek funding to further its business plan of developing an on-line commercial real estate web site.

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

Item 7. Financial Statements.
-----------------------------

                              RJV Network Inc.
                      (A Development Stage Company)
                            FINANCIAL REPORT
                           DECEMBER 31, 2002

                                CONTENTS
                                                               Page

INDEPENDENT AUDITORS' REPORT                                      1

Balance sheet                                                     2
Statements of operations                                          3
Statements of shareholders' equity                                4
Statements of cash flows                                          5
Notes to financial statements                                   6-8

                           PETERSON SULLIVAN PLLC
                        601 Union Street, Suite 2300
                             Seattle, WA 98101
                       (206) 382-7777   FAX 382-7700
                         Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders
RJV Network, Inc.

We have audited the accompanying balance sheets of RJV Network, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and the period from December 23, 1999 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RJV Network, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and the period from December 23, 1999 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenue to date and has an accumulated deficit of $31,815 at December 31, 2002. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC
--------------------------

March 19, 2003

                            RJV NETWORK, INC.
                     (A Development Stage Company)
                              BALANCE SHEET
                            December 31, 2002

     ASSETS                                        2002
                                               --------
Current Asset
  Cash                                        $     579
                                               ========

     LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Due to shareholder                          $   5,515
  Accounts payable                                6,989
                                               --------
     Total current liabilities                   12,144

Shareholders' Equity
  Common Stock, $.000013 par value,
    25,000,000 common shares authorized;
    15,093,750 shares issued and outstanding         80
  Additional paid-in capital                     20,170
  Deficit accumulated during the
    Development stage                           (31,815)
                                                --------
                                                (11,615)
                                                --------

                                               $     579
                                                ========




                       See Notes to Financial Statements

                             RJV NETWORK, INC.
                       (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
           For the Years Ended December 31, 2002 and 2001, and for the Period from December 23, 1999 (Date of Inception) to December 31,2002

                                                              Cumulative
                                                              During the
                                                              Development
                                      2002         2001          Stage
                                    -------      -------        -------
Interest Income                    $      -     $    124       $    124

General and administrative expenses
  Bank charges                          104          130            269
  Professional fees                   8,701        3,550         12,251
  Consulting fees                     4,145        9,700         13,845
  Organizing expenses                 1,899        3,561          5,460
  Other                                  29           85            114
                                    -------      -------        -------
                                     14,878       17,026         31,939
                                    -------      -------        -------
      Net loss for period           (14,878)     (16,902)       (31,815)
                                    =======      =======        =======
Basic and diluted loss
  per common share                 $  (0.00)    $  (0.00)      $  (0.00)
                                    =======      =======        =======
Weighted average shares
  Outstanding                    15,093,750   11,276,077     12,540,551
                                    =======      =======        =======





                       See Notes to Financial Statements

                             RJV NETWORK, INC.
                       (A Development Stage Company)
                    STATEMENTS OF SHAREHOLDERS' EQUITY
          For the Years Ended December 31, 2002 and 2001, and for
  the Period from December 23, 1999 (Date of Inception) to December 31, 2002

                                                        Deficit
                                                       Accumulated
                                            Additional  During
                             Common Stock    Paid-In   Development
                             Shares  Amount  Capital     Stage      Total
                             ------ ------   -------     -----      -----
Issuance of common stock
  December 23, 1999       9,375,000 $   50   $ 4,950  $      -    $  5,000

Net loss for period                                        (35)        (35)
                             ------ ------    -------     -----      -----

Balance December 31,
  2000                   9,375,000     50      4,950      (35)       4,965

Issuance of common stock
  April 30, 2001          5,718,750     30     15,220               15,250

Net loss for period                                    (16,902)    (16,902)
                             ------ ------    -------     -----      -----

Balance December 31,
  2001                   15,093,750     80     20,170  (16,937)      3,313

Net loss for year                                      (14,878)    (14,878)
                             ------ ------    -------     -----      -----

Balance December 31,
  2002                   15,093,750  $  80   $ 20,170 $(31,815)   $(11,565)
                             ======  =====    =======  =======      ======




                    See Notes to Financial Statements

                              RJV NETWORK, INC.
                        (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 2002 and 2001, and for the Period from December 23, 1999 (Date of Inception) to December 31, 2002

                                                              Cumulative
                                                                During
                                                              Development
                                      2002         2001          Stage
                                      ----         ----          ----
Cash Flows From Operating
  Activities
    Net loss for period           $(14,878)    $(16,902)      $(31,815)
    Increase in accounts payable     6,989                       6,989
                                      ----         ----           ----
      Net cash flows from
        Operating activities        (7,889)     (16,902)       (24,826)

Cash Flows from Financing
  Activities
    Issuance of common stock                     15,250         20,250
    Loans from shareholder           4,955                       5,515
                                      ----         ----           ----
Net cash flows provided by
  Financing activities               4,955       15,250         24,405
                                      ----         ----           ----

Net change in cash                  (2,934)      (1,652)           579

Cash, beginning of period            3,513        5,165
                                      ----         ----           ----

Cash, end of period               $    579     $  3,513         $  579
                                      ----         ----           ----



                   See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  The Company and Summary of Significant Accounting Policies

The Company
-----------
RJV Network, Inc. ("the Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999. The Company was formed for the purpose of developing an internet-based listing site that would provide detailed commercial real estate property listings and related data. Pending the acquisition described in the following paragraph, the Company has suspended its original business plan.

The Company is seeking approval of a proposed acquisition of Bio Kinetix, an Alberta, Canada corporation. The proposed Acquisition Agreement provides that the Company will acquire Bio Kinetix as a wholly-owned subsidiary by issuing shares of its stock to the shareholders of Bio Kinetix resulting in the shareholders of Bio Kinetix having a controlling ownership of the Company. If the acquisition is approved, the Company will change its name to Bio Kinetix Research, Inc., abandon its planned operations and continue operations under the business plan of Bio Kinetix. Bio Kinetix has acquired rights to a new proprietary method for treating breast cancer and has obtained preliminary financing commitments. The reverse acquisition will be accounted for by the purchase method.

Going Concern
-------------
The Company has not generated revenues to date and has an accumulated deficit of $31,815 at December 31, 2002. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon approval of the proposed acquisition of Bio Kinetix or upon obtaining additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of getting the proposed acquisition of Bio Kinetix approved. These steps include submitting required documents for approval by the Securities Exchange Commission and putting the plan before the Company's shareholders for a vote of approval. There can be no assurance that any of these efforts will be successful.

Cash
----
Cash consists of funds held in a checking account.

Due to Shareholder
------------------
The shareholder loan is unsecured, bears no interest and is due on demand. Based on the amount of the loan and its short-term nature, carrying value approximates fair value.

Taxes on Income
---------------
The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

Software and Web Site Development Costs
---------------------------------------
The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," will be expensed as incurred. The costs of web site development, during the planning stage, as defined under Emerging Issues Task Force No. 00-2 "Accounting for Web Site Development Costs," will also be expensed as incurred.

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

The Company did not incur any software development costs for the period from December 23, 1999 (date of inception) to December 31, 2002.

Costs to be incurred when the web site and related software are in the operating stage will be expensed as incurred.

Earnings per Share
------------------
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The earnings per share for the years ended December 31, 2002 and 2001, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period December 23, 1999 to December 31, 2002.

Estimates
---------
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Note 2. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2002, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $30,000 available to reduce future taxable income. The tax loss expires in 2022.

The deferred tax asset associated with the tax loss carryforward is approximately $10,800. The Company has provided a full valuation allowance against the deferred tax asset. The valuation allowance increased by $8,300 from December 31, 2001.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Officer and Directors of the Company, whose terms will expire December 23, 2003 and July 7, 2003 respectively, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name and Address           Age              Position      Date first elected

Edward E. Velton            44              President,    December 23, 1999
15147 SE 46th Way                            Director
Bellevue, WA 98006

Rune Harkestad              38              Director      July 7, 2000
10655 NE 4th Street
Bellevue, WA 98004

Michael McKinistry          55              Director      July 7, 2000
9106 NE 141st Place
Bothell, WA 98001

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

Graduated December 1981 from the University of Nevada, with a BS in Business Administration, concentrating on corporate finance with a minor in economics.

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

Rune Harkestad. Mr. Harkestad is currently employed, and has been for the past five years, with JSH Properties, 10655 NE 4th Street, Suite 300, Bellevue, WA 98004. His experience and knowledge within the commercial real estate industry will be an asset to shareholders in making important decisions that will affect the direction of the Company.

Michael J. McKinistry - 9106 NE 141st Place, Bothell, WA 98001. Currently, Mr. McKinistry is employed by Yates, Wood, McDonald as a commercial real estate broker. From 1998 to 2001, Mr. McKinistry was employed with National Mortgage Co., as Vice President of Financial Services. From 1991 to 1998, Mr. McKinistry served as Vice President of Financial Services for Kidder, Matthews, & Segner, Inc. Mr. McKinistry has been involved with real estate and real estate lending for the past twenty-four years, including the experience of running his own single family home development company.

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

Item 10. Executive Compensation.
--------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named Directors and executive Officer, and each person known to RJV to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                Shares       Percent       Security
-----------------                ------       -------       --------
Edward Velton                 9,375,000         62.1%        Common
15147 SE 46th Way
Bellevue, WA 98006

Rune Harkestad                        0          0.0%        N/A
10655 NE 4th Street
Bellevue, WA 98004

Michael McKinistry                    0          0.0%        N/A
9106 NE 141st Place
Bothell, WA 98001

Total held by officers and
Directors as a group
(3 individuals)               9,375,000        62.1%        Common

Mr. Velton purchased shares of the Company's common stock in 1999 at a cost of $0.10 per share. Please note that the above share total reflects the forward splits of 75:1 effective in August 2001, and the 2.5:1 forward split effective in April 2002.

The only person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of RJV was Edward Velton, and thus subject to section 16 of the Exchange Act. Mr. Velton has filed no Form 3, or Form 5, with respect to such holdings, and has made no sales or transfers of such holdings since the inception of RJV.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

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

Item 13. Exhibits and Report on Form 8-K.
-----------------------------------------

(a) Exhibits
3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.
3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.
----
* Previously filed

A Form 8-K was filed by the Company during April, 2001, disclosing a 2.5 for 1 forward split of the Company's common shares.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of April, 2003.

                               RJV NETWORK, INC.

April 8, 2003                  /s/ Edward Velton
                               -----------------
                               Edward Velton
                               President, Principal Financial and Accounting
                               Officer, and Director

April 8, 2003                  /s/ Rune Harkestad
                               ------------------
                               Rune Harkestad
                               Director

                           CERTIFICATION OF PRESIDENT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RJV Network, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward Velton, President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

   (1)        I have reviewed the Report;

   (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

   (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

   (4)        I and the other certifying officers of the Company:

       a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;
       b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
       c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
       d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

   (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

   (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 8, 2003                 /s/ Edward Velton
                               -----------------
                               Edward Velton
                               President, Principal Financial and Accounting Officer, and Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RJV Network, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edwrad Velton, as Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

   (1)        I have reviewed the Report;

   (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

   (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

   (4)        I and the other certifying officers of the Company:

       a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;
       b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
       c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
       d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

   (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

   (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 8, 2003                 /s/ Edward Velton
                               -----------------
                               Edward Velton
                               Principal Financial and Accounting
                               Officer



PETERSON SULLIVAN PLLC
601 UNION STREET   SUITE 2300   SEATTLE WA 98101 (206) 382-7777   FAX 382-7700
 CERTIFIED PUBLIC ACCOUNTANTS