Form 10KSB/A
period 2001-12-31
RJV NETWORK INC
filed 2003-05-20
CIK 1128189

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                Form 10-KSB

                              Amendment No. 1

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

(b) Holders

As of March 11, 2002 there were thirty-four (34) common shareholders of record. This included Edward Velton, President and Director, who owns 3,750,000 of the 6,037,000 common shares that are issued and outstanding. The other thirty-three (33) shareholders are non-affiliated, private investors that collectively hold a total of 2,287,000 shares that are freely tradable shares that were registered by the Company within the State of Washington and sold to these investors pursuant to Rule 504 of Regulation D.

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

The following step will need to be accomplished in order for RJV to become operational:

 - Complete development of the commercial real estate on-line web site.

Management has estimated the time frame to accomplish this to be between six and eight months.

Management has estimated the following administrative costs for the next twelve months and will use the current cash on hand to fund the following:

Printing and postage                                      $    200
Accounting                                                   2,000
Transfer Agent                                                 500
Miscellaneous                                                  300

Total                                                     $ 3,000

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

Item 7. Financial Statements.
-----------------------------

                              RJV Network Inc.
                      (A Development Stage Company)
                            FINANCIAL REPORT
                           DECEMBER 31, 2001

                                CONTENTS
                                                               Page

INDEPENDENT AUDITORS' REPORT                                      1

Balance sheets                                                    2
Statements of operations                                          3
Statements of shareholders' equity                                4
Statements of cash flows                                          5
Notes to financial statements                                   6-8

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

/s/ Peterson Sullivan PLLC
--------------------------
Peterson Sullivan PLLC
Seattle, Washington
February 8, 2002

                                RJV NETWORK, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                December 31, 2001

ASSETS                                             2001         2000
  Current asset
    Cash                                        $  3,513     $  5,165
                                                  ------       ------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liability
    Due to shareholder                               200          200

Shareholders' Equity
  Common stock, $.00001 par value, 75,000,000
    Common shares authorized; 6,037,500 and
    3,750,000 shares issued and outstanding at
    December 31, 2001 and 2000, respectively          80           50
    Additional paid-in capital                   20,170         4,950
    Deficit accumulated during the
      Development stage                         (16,937)          (35)
                                                  ------       ------
                                                  3,313         4,965
                                                  ------       ------
                                               $  3,513      $  5,165
                                                  ------       ------

The accompanying notes are an integral part of these financial statements.

                                RJV NETWORK, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      For the Year Ended December 31, 2001,
            For the Period from December 23, 1999 (Date of Inception) to
                               December 31, 2001

                                                              Cumulative
                                                                During
                                                              Development
                                      2001         2000          Stage
                                      ----         ----          -----
Interest income                    $    124     $     -        $    124

General and administrative expenses
  Bank charges                          130          35             165
  Professional fees                   3,550           -           3,550
  Consulting fees                     9,700           -           9,700
  Organizing fees                     3,561           -           3,561
  Other                                  85           -              85
                                      ----         ----          -----
                                     17,026          35          17,061
                                      ----         ----          -----
  Net loss for period              $(16,902)    $   (35)       $(16,937)
                                      ----         ----          -----
Basic and diluted loss per
  Common share                     $   0.00     $  0.00        $  0.00
                                      ----         ----          -----

The accompanying notes are an integral part of these financial statements.

                                RJV NETWORK, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      For the Year Ended December 31, 2001,
            For the Period from December 23, 1999 (Date of Inception) to
                               December 31, 2001

                                                                  Deficit
                                                                Accumulated
                                                   Additional     During
                                                    Paid-In     Development
                               Shares     Amount    Capital        Stage
                               ------     ------    -------        -----
Issuance of common stock
  December 23, 1999         3,750,000     $   50    $ 4,950     $      -

Net loss for period                                                  (35)
                               ------     ------    -------        -----

Balance December 31, 2000   3,750,000         50      4,950          (35)

Issuance of common stock
  April 30, 2001            2,287,500         30     15,220

Net loss for period                                              (16,902)
                               ------     ------    -------        -----

Balance December 31, 2001   6,037,500     $   80   $ 20,170     $(16,937)
                               ------     ------    -------        -----

The accompanying notes are an integral part of these financial statements.

                                RJV NETWORK, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31, 2001,
            For the Period from December 23, 1999 (Date of Inception) to
                               December 31, 2001

                                                              Cumulative
                                                                During
                                                              Development
                                      2001         2000          Stage
                                      ----         ----          ----
Cash Flows From Operating
  Activities
    Net loss for period           $(16,902)    $    (35)      $(16,937)

Cash Flows from Financing
  Activities
    Issuance of common stock        15,250        5,000         20,250
    Loan from shareholder                           200            200
                                      ----         ----          ----
Net cash flows provided by
  Financing activities              15,250        5,200         20,450
                                      ----         ----          ----

Net increase (decrease) in cash     (1,652)       5,165          3,513

Cash, beginning of period            5,165            -              -
                                      ----         ----          ----

Cash, end of period             $  3,513     $  5,165         $ 3,513
                                      ----         ----          ----

The accompanying notes are an integral part of these financial statements.

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

The deferred tax asset associated with the tax loss carryforward is approximately $2,500. The Company has provided a full valuation allowance against the deferred tax asset.
                                   -8-

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

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Officer and Directors of the Company, whose terms will expire December 23, 2002 and July 7, 2002 respectively, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name and Address           Age              Position      Date first elected

Edward E. Velton            42              President,    December 23, 1999
15147 SE 46th Way                            Director
Bellevue, WA 98006

Rune Harkestad              37              Director      July 7, 2000
10655 NE 4th Street
Bellevue, WA 98004

Michael McKinistry          54              Director      July 7, 2000
9106 NE 141st Place
Bothell, WA 98001

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named Directors and executive Officer, and each person known to RJV to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                Shares       Percent       Security
-----------------                ------       -------       --------
Edward Velton                 3,750,000         62.1%        Common
15147 SE 46th Way
Bellevue, WA 98006

Rune Harkestad                        0          0.0%        N/A
10655 NE 4th Street
Bellevue, WA 98004

Michael McKinistry                    0          0.0%        N/A
9106 NE 141st Place
Bothell, WA 98001

Total held by officers and
Directors as a group
(3 individuals)               3,750,000        62.1%        Common

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

                               RJV NETWORK, INC.

August 8, 2002                 /s/ Edward Velton
                               -----------------
                               Edward Velton
                               President, Principal Financial and Accounting
                               Officer, and Director

August 8, 2002                 /s/ Rune Harkestad
                               ------------------
                               Rune Harkestad
                               Director