Form 10QSB/A
period 2002-06-30
RJV NETWORK INC
filed 2003-05-23
CIK 1128189

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              Form 10-QSB

                            Amendment No. 2

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

ITEM 2. PLAN OF OPERATION

RJV Network, Inc., is currently seeking approval of a proposed acquisition of Bio Kinetix, an Alberta, Canada, corporation. The proposed Acquisition Agreement provides that the Company will acquire Bio Kinetix as a wholly owned subsidiary by issuing 16,000,000 shares of the stock to the shareholders of Bio Kinetix resulting in the shareholders of Bio Kinetix having a controlling ownership of the Company. If the acquisition is approved, the Company will change its name to Bio Kinetix Research, Inc., abandon its planned operations and continue operations under the business plan of Bio Kinetix.

Bio Kinetix Research Inc.'s mission is to develop a new generation of medicines and diagnostics for the treatment of malignancies. The Company will be focused on the anti-cancer applications of certain monoclonal antibodies, termed "Superantibodies," that may improve medicinal and treatment potencies and increase sensitivity in use as diagnostics. Bio Kinetix hopes to use this technology to create new antibodies and diagnostic assays that will be able to be used to treat and detect certain cancers.

In particular, Bio Kinetex will attempt to create a Superantibody that will attach to RECAF molecules. The RECAF molecules with the Superantibody attached are theoretically expected to then attach to cancer cells, with minimal or no harm to non-cancerous cells, so that the Superantibody can destroy the cancer cells.

Please note that Bio Kinetix is a development stage company that has not yet begun operations. It is also important to understand that there has been no development of any product (antibodies) to date by the Company, and that such development may never begin, and there can be no certainty that any such antibodies will be developed by the Company, and, even if a product is developed, that the desired results for which it was originally intended will be achieved.

Definitions of the terms used above are as follows:

"SuperAntibody" is an industry-adopted term used to describe genetically-engineered antibodies, isolated from a single blood cell, which have been expanded in the laboratory to attack or have a desired effect on certain targeted antigens, such as cancer cells.

"RECAF" - Receptor Alpha Fetaprotein. This is a carbohydrate molecule that is located on the surface of cancer cells.

"Receptor" - A structure exposed on the cell surface used for signaling or transport of molecules into the cell.

Bio Kinetix Corp., (the "Company," "Bio Kinetix" or "BIO KIN") is a biotechnology research and development company focused on the application of SuperAntibody-based products for the treatment and diagnosis of certain cancers.

The Bio Kinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, BIO KIN has no product or products, and has received no patents or FDA approval for any product or diagnostic procedures.

For more detailed and specific information on the proposed Acquisition, you are encouraged to read the materials previously filed by the Company with the Securities and Exchange Commission ("SEC"). On April 30, 2002, RJV Network filed a Preliminary Proxy Statement with the SEC. On July 1, 2002, RJV Network filed an amendment to the Preliminary Proxy Statement that had previously been filed. The public may read and copy any materials RJV files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or visit www.sec.gov.

If the proposed acquisition described above is not successful, RJV Network, Inc. will then have to determine whether to continue to pursue its original business plan, adopt a new plan of operations, or seek to be a merger or acquisition candidate. It is very likely that the Company will be required to find additional financing in order to maintain a going concern status. There can be no guarantee or assurance that the Company would be successful in raising additional proceeds. If additional financing cannot be secured, RJV Network, Inc. would likely be unable to continue its proposed business plan of developing an online real estate listing service.

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

RJV NETWORK, INC.
(Registrant)

Date: November 7, 2002

By: /s/ Edward Velton
    ----------------
        Edward Velton
        President, Principal Financial Officer, and Director


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

                                /s/ Edward Velton
                                -----------------
                                    Edward Velton, Chairman, President, and
                                      Principal Financial Officer
                                    September 10, 2002