Form 10QSB/A
period 2002-09-30
RJV NETWORK INC
filed 2003-05-23
CIK 1128189

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

Note 4. Subsequent Events

The Company is seeking approval of a proposed acquisition of Bio Kinetix, an Alberta, Canada, corporation. The proposed Acquisition Agreement provides that the Company will acquire Bio Kinetix as a wholly-owned subsidiary by issuing shares of its stock to the shareholders of Bio Kinetix resulting in the shareholders of Bio Kinetix having a controlling ownership of the Company. If the acquisition is approved, the Company will change its name to Bio Kinetix Research, Inc., abandon its planned operations and continue operations under the business plan of Bio Kinetix. Bio Kinetix has acquired rights (by way of sublicenses) to proprietary methods for treating breast cancer and has obtained preliminary financing commitments. The reverse acquisition will be accounted for by the purchase method.

ITEM 2. PLAN OF OPERATION

RJV Network, Inc., is presently seeking approval of a proposed acquisition of Bio Kinetix, an Alberta, Canada, corporation. The proposed Acquisition Agreement provides that the Company will acquire Bio Kinetix as a wholly owned subsidiary by issuing 16,000,000 shares of its stock to the shareholders of Bio Kinetix, resulting in the shareholders of Bio Kinetix having a controlling ownership of the Company. If the acquisition is approved, the Company will change its name to Bio Kinetix Research, Inc., abandon its planned operations and continue operations under the business plan of Bio Kinetix.

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

Date: May 21, 2003

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

Date:   January 6, 2003       /s/ Edward Velton
                              -----------------
                                  Edward Velton
                                  President, Principal Financial Officer,
                                    And Director