Form 10QSB
period 2003-03-31
RJV NETWORK INC
filed 2003-06-11
CIK 1128189

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              Form 10-QSB

 (X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At May 6, 2003, the following shares of common were outstanding: Common Stock, par value of $0.000013, 15,093,750 shares.

Transitional Small Business Disclosure Format (Check one): Yes  No X

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2003 and 2002 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

                            RJV NETWORK, INC.
                      (A Development Stage Company)

                           FINANCIAL REPORT
                            MARCH 31, 2003
                             (Unaudited)


                                                           Page
                                                           ----
Balance Sheet                                                3
Statements of Operations                                     4
Statement of Shareholder's Equity                            5
Statements of Cash Flows                                     6
Notes to Financial Statements                                7

                           RJV NETWORK, INC.
                    (A Development Stage Company)

                            BALANCE SHEET
                         March 31, 2003
                             (Unaudited)
ASSETS
  Current Asset
    Cash                                                          $   1,100
                                                                     ======
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities
    Due to shareholder                                            $   3,900
    Accounts Payable                                                 14,975
                                                                     ------
      Total current liabilities                                      18,875

Shareholders' Equity
  Common stock, $.000013 par value; 25,000,000 common
    shares authorized, 15,093,750 shares issued and outstanding          80
  Additional paid-in capital                                         20,170
  Deficit accumulated during the development stage                  (38,025)
                                                                     ------
                                                                    (17,775)
                                                                     ------
                                                                   $  1,100
                                                                     ======












                   See Notes to Financial Statements.

                            RJV NETWORK, INC.
                     (A Development Stage Company)

                        STATEMENTS OF OPERATIONS
     For the Three Months Ended March 31, 2003 and 2002 and the Period
       From December 23, 1999 (Date of Inception) to March 31, 2003
                              (Unaudited)

                                                             Cumulative
                                 Three Months  Three Months    During
                                    Ended         Ended      Development
                                   March 31,     March 31,     Stage
                                     2003         2002
                                 ------------- ------------- -----------
Interest income                  $          -  $          -  $      124
Expense reimbursement from
  BioKinetix                            2,000                     2,000
                                 ------------- ------------- -----------
                                        2,000                     2,124
                                 ------------- ------------- -----------
General and administrative expenses
Bank charges and other                     30            13         299
Professional fees                       7,986         2,200      20,237
Consulting fees                             -           370      13,845
Organizing expenses                         -           503       5,460
Other                                     194                       308
                                 ------------- ------------- -----------
                                        8,210         3,086      40,149
                                 ------------- ------------- -----------

Net loss for the period             $  (6,210)  $    (3,086)  $ (38,025)
                                 ------------- ------------- -----------

Basic and diluted loss per
  common share                      $  (0.00)  $     (0.00)  $    (0.00)

Weighted average shares
  Outstanding                     15,093,750    15,093,750   12,733,326




                   See Notes to Financial Statements

                             RJV NETWORK, INC.
                       (A Development Stage Company)

                    STATEMENT OF SHAREHOLDERS' EQUITY
        For the Three Months Ended March 31, 2003 and for the Period From December 23, 1999 (Date of Inception) to March 31, 2003

                                                        Deficit
                                                        Accumulated
                                            Additional  During the
                      Common Stock           Paid-in    Development
                         Shares     Amount   Capital    Stage          Total
                         ------     ------   -------    -----------    -----
Balance,
  December 23, 1999           -     $    -   $     -    $       -    $    -

Issuance of common stock,
   December 23, 1999  9,375,000         50     4,950            -     5,000

Net loss for the period                                       (35)      (35)
                         ------     ------   -------    -----------    -----

Balance,
  December 31, 2000   9,375,000         50     4,950          (35)     4,965

Issuance of common stock,
  April 30, 2001      5,718,750         30    15,220                  15,250

Net loss for the year                                     (16,902)   (16,902)
                         ------     ------   -------    -----------    -----

Balance,
December 31, 2001    15,093,750         80    20,170      (16,937)     3,313

Net loss for year                                         (14,878)   (14,878)
                         ------     ------   -------    -----------    -----

Balance,
December 31, 2002    15,093,750         80    20,170      (31,815)   (11,565)

Net loss for period                                        (6,210)    (6,210)
                         ------     ------   -------    -----------    -----

Balance,
  March 31, 2003
   (unaudited)       15,093,750     $   80   $20,170    $ (38,025)  $(17,775)
                         ------     ------   -------    -----------    -----




                    See Notes to Financial Statements

                            RJV NETWORK, INC.
                     (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS
  For the Three Months Ended March 31, 2003 and 2002 and for the Period
      from December 23, 1999 (Date of Inception) to March 31, 2003
                               (Unaudited)

                                                                Cumulative
                                  Three Months    Three Months      During
                                    Ended           Ended       Development
                                   March 31,       March 31,        Stage
                                     2003            2002
                                 -------------   -------------  -----------
Cash Flows from
  Operating Activities
   Net loss for the period       $     (6,210)   $     (3,086)  $  (38,025)
  Increase in Accounts Payable          7,986               -       14,975
                                 -------------   -------------  -----------
Net Cash Flows Used by
  Operating Activities                  1,776          (3,086)     (23,050)

Cash Flows from
  Financing Activities
    Issuance of common stock                -               -       20,250
    Loan from shareholder                                   -        5,155
    Repayment of loan from shareholder (1,255)              -       (1,255)
                                 -------------     -----------  -----------
Net cash flows from
  financing activities                 (1,255)              -       24,150
                                 -------------     -----------  -----------
Net increase (decrease)
  in cash                                 521          (3,086)       1,100

Cash, beginning of period                 579           3,513            -
                                 -------------     -----------  -----------

Cash, end of period              $     1,100       $      427   $    1,100
                                 -------------     -----------  -----------





                       See Notes to Financial Statements

                       NOTES TO FINANCIAL STATEMENTS

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

Note 2.  Summary of Significant Accounting Policies

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2002 and 2001. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Note 3.  Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 75 for 1 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The earnings per share for the period ended March 31, 2003, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period December 23, 1999 to March 31, 2003.

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

For more detailed and specific information on the proposed Acquisition, you are encouraged to read the materials previously filed by the Company with the Securities and Exchange Commission ("SEC"). On April 30, 2002, RJV Network filed a Preliminary Proxy Statement with the SEC. On July 1, 2002 and March 19, 2003, RJV Network filed amendments to the Preliminary Proxy Statement that had previously been filed. On May 1, 2003, the Company announced, by way of an SEC Form 8-K, that it had received a majority vote in favor of the Acquisition from certain of its shareholders and filed its Preliminary Information Statement on SEC Form PRE14C, setting forth this information, on May 1, 2003. The public may read and copy any of these filings or any materials RJV files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or visit www.sec.gov.

If the proposed acquisition described above is not successful, RJV Network, Inc. will then have to determine whether to continue to pursue its original business plan (which it has suspended), adopt a new plan of operations, or seek to be a merger or acquisition candidate. It is very likely that the Company will be required to find additional financing in order to maintain a going concern status. There can be no guarantee or assurance that the Company would be successful in raising additional proceeds. If additional financing cannot be secured, RJV Network, Inc. would likely be unable to continue its proposed business plan of developing an online real estate listing service.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. See discussion of preliminary proxy materials and other filings related to the proposed Acquisition of Bio Kinetix provided elsewhere herein.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On May 1, 2003, the Company filed a report on Form 8-K announcing that it had received a majority vote in favor of the proposed Acquisition of BioKinetix from certain of its shareholders. In addition, the Company also filed a Preliminary Information Statement, with respect to the proposed Acquisition, on Form PRE14C on May 1, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJV NETWORK, INC.
(Registrant)

Date: May 9, 2003

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

Date:   May 9, 2003          /s/ Edward Velton
                              -----------------
                                  Edward Velton
                                  President, Principal Financial Officer,
                                    and Director