Form 10QSB
period 2003-06-30
RJV NETWORK INC
filed 2003-08-22
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or
[     ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. 0-32917
PROTOKINETIX, INC. (Name of small business issuer in its charter) (formerly known as RJV NETWORK, INC.)
_____________________________________________

Nevada	94-3355026
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

Suite 1500-885 West Georgia Street Vancouver, British Columbia Canada	V6C 3E8
(Address of Principal Executive Offices)	(Zip Code)
Issuer's Telephone Number (604) 687-6607

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 21, 2003, there were 17,218,750 shares of the Company's USD $.000013 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ].

This Form 10-QSB consists of 16 Pages.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.

ProtoKinetix Incorporated

Financial Statements

June 30, 2003

________________________________

CONTENTS
________________________________

Balance Sheets                    4

Statements of Operations                 5

Statements of Shareholder Equity              6

Statements of Cash Flows                 7

Notes to Financial Statements                8-9

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
BALANCE SHEET
June 30, 2003
(Unaudited)

ASSETS
Current Asset
Cash	$ 659

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to shareholder	$ 3,900
Accounts payable	17,975

Total current liabilities	21,875
Shareholders' Equity (Deficit)
Common stock, $.000013 par value; 25,000,000 common shares
authorized; 15,093,750 shares issued and outstanding	80
Additional paid-in capital	20,170
Deficit accumulated during the development stage	(41,466)

(21,216)

$ 659

SEE NOTES TO FINANCIAL STATEMENTS PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)

(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2003 and 2002, and the Period From
December 23, 1999 (Date of Inception) to June 30, 2003
(Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Cumulative During the Development Stage

Interest income	$ -	$ -	$ -	$ -	$ 124
Expense reimbursement
from BioKinetix			2,000		2,000

		-	2,000	-	2,124

General and administrative
expenses
Bank charges	30	198	60	211	329
Professional fees	3,411		11,397	2,200	23,648
Consulting fees				370	13,845
Organizing expenses				503	5,460
Other			194		308

	3,441	198	11,651	3,284	43,590

Net loss	$ (3,441)	$ (198)	$ (9,651)	$ (3,284)	$ (41,466)

Basic and diluted loss
per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	15,093,750	15,093,750	15,093,750	15,093,750	12,900,745

SEE NOTES TO FINANCIAL STATEMENTS PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)

(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2003, and the Period From
December 23, 1999 (Date of Inception) to June 30, 2003
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development

	Shares	Amount	Capital	Stage	Total

Issuance of common stock,
December 23, 1999	9,375,000	$ 50	$ 4,950	$ -	$ 5,000
Net loss for period				(35)	(35)

Balance, December 31, 2000	9,375,000	50	4,950	(35)	4,965
Issuance of common stock,
April 30, 2001	5,718,750	30	15,220		15,250
Net loss for year				(16,902)	(16,902)

Balance, December 31, 2001	15,093,750	80	20,170	(16,937)	3,313
Net loss for year				(14,878)	(14,878)

Balance, December 31, 2002	15,093,750	80	20,170	(31,815)	(11,565)
Net loss for period				(9,651)	(9,651)

Balance, June 30, 2003	15,093,750	$ 80	$ 20,170	$ (41,466)	$ (21,216)

SEE NOTES TO FINANCIAL STATEMENTS PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)

(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002, and the Period From
December 23, 1999 (Date of Inception) to June 30, 2003
(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Cumulative During the Development Stage

Cash Flows From Operating Activities
Net loss for period	$ (9,651)	$ (3,284)	$ (41,466)
Increase in accounts payable	10,986		17,975

Net cash flows from operating activities	1,335	(3,284)	(23,491)
Cash Flows From Financing Activities
Issuance of common stock			20,250
Loan from shareholder			5,155
Repayment of loan from shareholder	(1,255)		(1,255)

Net cash flows from financing activities	(1,255)	-	24,150

Net change in cash	80	(3,284)	659
Cash, beginning of period	579	3,513	-

Cash, end of period	$ 659	$ 229	$ 659

SEE NOTES TO FINANCIAL STATEMENTS NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Events Subsequent to June 30, 2003

ProtoKinetix, Inc. (formerly known as RJV Network, Inc.) ("the Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999. The Company was formed for the purpose of developing an internet-based listing site that would provide detailed commercial real estate property listings and related data. In 2002, the Company suspended its original business plan and entered into the transaction described below.

In 2002, the Company sought approval of a proposed acquisition of BioKinetix Research, Inc. ("BioKinetix"), an Alberta, Canada corporation. In this regard, the Company executed a proposed Acquisition Agreement which provided that the Company acquire BioKinetix as a wholly-owned subsidiary by issuing shares of its stock to the shareholders of BioKinetix resulting in the shareholders of BioKinetix having a controlling ownership of the Company. Subsequent to the date of these financial statements, on July 5, 2003, the Company abandoned its proposed merger with BioKinetix, and requested that the SEC withdraw its 14(c) Information Statement.

Also, on July 5, 2003, the Company entered into an assignment of license agreement (the "Agreement") with BioKinetix. The Agreement provided the Company with a 100% assignment of all of the rights (the "Rights") that BioKinetix possessed relating to two proprietary technologies that are being developed for the creation and commercialization of "superantibodies,'' an enhancement of antibody technology that makes ordinary antibodies much more lethal.

The key terms of the Agreement provided for the assignment of the Rights in consideration of: (1) the cancellation and redemption of 6,375,000 common shares issued by the Company to the former President; (2) the issuance of 16,000,000 common shares to the BioKinetix shareholders; (3) the payment of approximately $40,000 in Company obligations to various parties; and (4) the resignation of the existing Company board members and the installation of a new board of directors. The effects of this transaction are not included in the financial statements as of and for the period ended June 30, 2003. The common share issuances related to this transaction have not been effected as of the date of this report.

The Company continues to be a development stage company as of the current date.

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

Note 3. Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 75 for 1 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The earnings per share for the period ended June 30, 2003, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period December 23, 1999 to June 30, 2003.

Note 4. Going Concern

As shown in the financial statements, the Company has never generated revenues and has incurred losses since inception resulting in a net deficit in capital of $21,216 at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to be successful in any future business activities and to pay its current liabilities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management is presently engaged in seeking additional working capital.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Item 2. Management's Plan of Operation

On July 5, 2003, ProtoKinetix, Inc. entered into an assignment of license agreement (the "Agreement") with BioKinetix Research, Inc. ("BioKinetix"). The Agreement provided the Company with a 100% assignment of all of the rights (the "Rights") that BioKinetix possessed relating to two proprietary technologies that are being developed for the creation and commercialization of "superantibodies," an enhancement of antibody technology that makes ordinary antibodies much more lethal.

ProtoKinetix Inc.'s mission is to develop a new generation of medicines and diagnostics for the treatment of malignancies. The Company will be focused on the anti-cancer applications of certain monoclonal antibodies, termed "Superantibodies," that may improve medicinal and treatment potencies and increase sensitivity in use as diagnostics. ProtoKinetix hopes to use this technology to create new antibodies and diagnostic assays that will be able to be used to treat and detect certain cancers.

In particular, ProtoKinetix will attempt to create a Superantibody that will attach to RECAF molecules. The RECAF molecules with the Superantibody attached are theoretically expected to then attach to cancer cells, with minimal or no harm to non-cancerous cells, so that the Superantibody can destroy the cancer cells.

Please note that ProtoKinetix is a development stage company that has not yet begun operations. It is also important to understand that there has been no development of any product (antibodies) to date by the Company, and that such development may never begin, and there can be no certainty that any such antibodies will be developed by the Company, and, even if a product is developed, that the desired results for which it was originally intended will be achieved.

We face exposure to fluctuations in the price of our common stock due to the very limited cash resources we have. For example, the Company has very limited resources to pay legal and accounting professionals. If we are unable to pay a legal or accounting professional in order to perform various professional services for the company, it may be difficult, if not impossible, for the Company to maintain its reporting status under the '34 Exchange Act. If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become "delisted" and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

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

ProtoKinetix Corp., (the "Company," or "PROTOKIN") is a biotechnology research and development company focused on the application of SuperAntibody-based products for the treatment and diagnosis of certain cancers.

The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, PROTOKIN has no product or products, and has received no patents or FDA approval for any product or diagnostic procedures.

Plan of Operation Going Forward .

Short Term Goals

As was disclosed in a Form 8-K filed with the Commission on July 5, 2003, the Company recently entered into an assignment of various intellectual property rights. The Company intends to integrate the assets it acquired into its research and development infrastructure and begin the process of utilizing these new resources.

Long Term Goals

Any long term objectives will be defined by Management's ability to execute on the development of the aforementioned intellectual property rights that were the subject of the Company's last Form 8-K filing.

Item 3.     Controls and Procedures

A.    Evaluation of disclosure controls and procedure .
Under the supervision and with the participation of our management, currently consisting of Dr. John Todd, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
B.    Changes in Internal Controls .
Not applicable.

Part II.
Other Information

Item 1. Legal Proceedings .

None

Item 2.        Changes in Securities

During the quarter ending June 30, 2003, the Company issued no securities.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

A shareholder meeting was not held during calendar year 2002.

There was not a matter submitted to our shareholders during the second calendar quarter of 2003.

Item 5.        Other Information

Not applicable.

Item 6.        Exhibits and Reports Filed on Form 8-K:

The Company made no Form 8-K filings during the second calendar quarter.

Subsequent Events

On July 5, 2003 (SEC Film Number 03769335), the Company disclosed that it had withdrawn its 14(c) Information Statement with the SEC and that it was however committed to the effect of the transaction with BioKinetix.

On July 7, 2003 (SEC Film Number 03777407), the Company disclosed that it had rescinded its merger agreement with BioKinetix, and that it had instead executed an assignment of license agreement in order to effect the principles of the previously executed BioKinetix-RJV Merger Agreement. In this disclosure, the Company additionally disclosed that its entire board of directors had resigned and that a new board had been installed for a one year term.

On August 21, 2003 (SEC Film Number 03859209), the Company filed a Form 8-K that disclosed that the articles of incorporation had been amended and that the name of the Company had changed to ProtoKinetix, Incorporated.

ProtoKinetix, Incorporated

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROTOKINETIX, INCORPORATED [Graphic] (Registrant)

Date: August 21, 2003	By:	/s/ Dr. John Todd [Graphic]

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

ProtoKinetix, Incorporated

CERTIFICATION PURSUANT TO
THE SARBANES-OXLEY ACT OF 2002
I, Dr. John Todd, certify that:
1.    I have reviewed this quarterly report on Form 10-QSB of ProtoKinetix Incorporated;
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
4.    The registrant’s certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    luated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.    The registrant’s certifying officer has disclosed, based on his most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could dversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.    The registrant’s other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 21, 2003

/s/ Dr. John Todd [Graphic]
Dr. John Todd
Chairman, CEO and CFO