Form 10-Q
period 2003-09-30
RJV NETWORK INC
filed 2003-12-01
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003 or
[     ]  Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

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

Yes [     ] No [ X ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 24, 2003, there were 24,743,750 shares of the Company's USD $0.000013 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [     ] No [ X ].

This Form 10-QSB consists of 19 Pages.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.

(formerly known as RJV NETWORK, INC.)

ProtoKinetix Incorporated

(formerly known as RJV NETWORK, INC.)

Financial Statements

September 30, 2003

________________________________

CONTENTS
________________________________

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
BALANCE SHEET
September 30, 2003
(Unaudited)

ASSETS
Current Asset
Cash	$659

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to related party	$86,650
Accounts payable	17,975

Total current liabilities	104,625
Shareholders' Equity (Deficit)
Common stock, $.000013 par value; 25,000,000 common shares authorized; 9,293,750 shares issued and outstanding	121
Additional paid-in capital	196,379
Deficit accumulated during the development stage	(300,466)

(103,966)

$659

SEE NOTES TO FINANCIAL STATEMENTS

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2003 and 2002, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2003
(Unaudited)

Three Months Ended September 30, 2003		Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Cumulative During the Development Stage

Interest income	$-	$-	$-	$-	$124
Expense reimbursement
from BioKinetix			2,000		2,000

-		-	2,000	-	2,124

General and administrative
expenses
Bank charges		30	60	241	329
Professional fees	31,600	4,460	42,997	6,660	55,248
Consulting fees	176,250		176,250	370	190,095
Organizing expenses				503	5,460
Rent	15,000		15,000		15,000
Administrative fees	16,500		16,500		16,500
Marketing	13,500		13,500		13,500
Utilities	3,750		3,750		3,750
Other	2,400		2,594		2,708

	259,000	4,490	270,651	7,774	302,590

Net loss	$(259,000)	$(4,490)	$(268,651)	$(7,774)	$(300,466)

Basic and diluted loss
per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding	17,310,326	15,093,750	15,840,728	15,093,750	13,190,237

SEE NOTES TO FINANCIAL STATEMENTS

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2003, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2003
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development

	Shares	Amount	Capital	Stage	Total

Issuance of common stock for cash,
December 23, 1999	9,375,000	$ 122	$ 4,878	$ -	$ 5,000
Net loss for period				(35)	(35)

Balance, December 31, 2000	9,375,000	122	4,878	(35)	4,965
Issuance of common stock for cash,
April 30, 2001	5,718,750	74	15,176		15,250
Net loss for year				(16,902)	(16,902)

Balance, December 31, 2001	15,093,750	196	20,054	(16,937)	3,313
Net loss for year				(14,878)	(14,878)

Balance, December 31, 2002	15,093,750	196	20,054	(31,815)	(11,565)
Issuance of common stock for services,
July 11, 2003	2,225,000	29	111,221		111,250
August 22, 2003	300,000	4	14,996		15,000
September 18, 2003	1,000,000	13	49,987		50,000
Shares cancelled, September 30, 2003	(9,325,000)	(121)	121
Net loss for period				(268,651)	(268,651)

Balance, September 30, 2003	9,293,750	$ 121	$ 196,379	$ (300,466)	$ (103,966)

SEE NOTES TO FINANCIAL STATEMENTS

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2003
(Unaudited)

Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002	Cumulative During the Development Stage

Cash Flows From Operating Activities
Net loss for period	$(268,651)	$(7,774)	$(300,466)
Issuance of common stock for services	176,250		176,250
Increase in accounts payable	10,986	3,000	17,975

Net cash flows from operating activities	(81,415)	(4,774)	(106,241)
Cash Flows From Financing Activities
Issuance of common stock for cash			20,250
Loan from shareholder		2,200	5,155
Repayment of loan from shareholder	(5,155)		(5,155)
Increase in due to related party	86,650		86,650

Net cash flows from financing activities	81,495	2,200	106,900

Net change in cash	80	(2,574)	659
Cash, beginning of period	579	3,513	-

Cash, end of period	$659	$939	$659

SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Plan of Operations

ProtoKinetix, Inc. (formerly known as RJV Network, Inc.) (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999. The Company was formed for the purpose of developing an internet-based listing site that would provide detailed commercial real estate property listings and related data. In 2002, the Company suspended its original business plan and entered into the transaction described below.

In 2002, the Company sought approval of a proposed acquisition of BioKinetix Research, Incorporated ("BioKinetix"), an Alberta, Canada corporation. In this regard, the Company executed a proposed Acquisition Agreement which provided that the Company acquire BioKinetix as a wholly-owned subsidiary by issuing shares of its stock to the shareholders of BioKinetix resulting in the shareholders of BioKinetix having a controlling ownership of the Company. In July 2003, the Company abandoned its proposed merger with BioKinetix and requested that the SEC withdraw its Form 14(c) Information Statement.

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

The key terms of the Agreement provided for the assignment of the Rights to the Company. In consideration, the Company agreed to: (1) the cancellation of 9,325,000 common shares owned by the Company's former President; (2) the payment of approximately $40,000 in Company obligations to various parties; and (3) the resignation of the existing Company board members and the installation of a new board of directors. Also, in October 2003, the Company issued 14,000,000 common shares to the BioKinetix shareholders and intends to increase the number of authorized common shares so an additional 2,000,000 common shares can be issued to the BioKinetix shareholders as provided in the agreement.

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

Note 3. Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 75 for 1 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The earnings per share for the period ended September 30, 2003, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period December 23, 1999 to September 30, 2003.

Note 4. Going Concern

As shown in the financial statements, the Company has never generated revenues and has incurred losses since inception resulting in a net deficit in capital of $103,966 at September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ProtoKinetix Inc., (the "Company," or "PROTOKIN") is a biotechnology research and development company focused on the application of SuperAntibody-based products for the treatment and diagnosis of certain cancers.

The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, PROTOKIN has no product or products, and has received no patents or FDA approval for any product or diagnostic procedures.

Milestone Events for the Quarter Ending September 30, 2003

On July 8, 2003, the state of Nevada accepted the change of the Company's name from RJV Network, Inc. to ProtoKinetix, Inc.

On August 5, 2003, the Company began trading under the new OTC Bulletin Board ticker symbol "PKTX".

On September 4, 2003, the Company announced the appointment of Dr. Maximilien Arella to its Scientific Advisory Board. Dr. Arella is a Professor at the Microbiology and Biotechnology Research Centre, INRS -- Institut, Armand -- Frappier, University du Quebec. Dr. Arella has extensive international experience in the field of molecular biology and monoclonal antibody development. Dr. Arella has introduced the RECAF receptor site and the ProtoKinetix development program to several major European institutions with the objective of fast track collaboration.

On September 22, 2003, the Company announced the appointment of Dr. Ricardo Moro-Vidal to its Scientific Advisory Board. Dr. Moro discovered the universal cancer marker RECAF and is CEO of BioCurex, Inc.

On September 30, 2003, the Company announced that it had completed the global licensing assignment agreement with BioKinetix Research, Inc. (executed in July of 2003) and had redeemed 9,325,000 common shares back to the corporate treasury. The additional result of the completion of this transaction will be the elimination of certain liabilities from the ProtoKinetix, Inc. balance sheet. As a result of the completion of the transaction, the Company issued 14,000,000 restricted shares to various parties identified in Part II, Item 2 of this Quarterly Report.

On October 23, 2003, the Company announced that it had arranged (through Dr. Jean-Marie Dupuy) an extensive independent group of validation trials on the RECAF receptor site by European Hospital Georges Pompidou of Paris, France. Upon completion, these trials will confirm the existence of a receptor site, unique to cancer cells, that binds the molecule alpha fetaprotein.

Subsequent Events

On November 12, 2003, the Company announced that Dr. Jean-Marie Dupuy accepted a position on the Company's Scientific Advisory Board. Dr. Dupuy is a world recognized medical scientist who was the past Medical Director of Pasteur Merieux Connaught in France.

Plan of Operation Going Forward

1. Short Term Goals

As was disclosed in a Form 8-K filed with the Commission on July 5, 2003, the Company recently entered into an assignment of various intellectual property rights. The Company intends to continue to integrate the assets it acquired into its research and development infrastructure and begin the process of utilizing these new resources.

2. Long Term Goals

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

B. Changes in Internal Controls

Not applicable.

Part II.
Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the quarter ending September 30, 2003, the Company made the following common share issuances:

On July 11, 2003, the Company issued 2,225,000 shares of its common stock to six consultants. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2). The aggregate value of services was $111,250.

On August 22, 2003, the Company issued 300,000 shares of its common stock to one consultant. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2). The aggregate value of services was $15,000.

On September 18, 2003, the Company issued 1,000,000 shares of its common stock to two consultants. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2). The aggregate value of services was $50,000.

Disclosure Related to Form S-8 Issuances

Prior to issuing any common shares under Form S-8, the Company requests and receives an executed verification from all issuees stating that the issuee is a natural person and that: (a) the shares being issued are not being provided to create or sustain a market for the Company's securities, and (b) that the shares are not being issued as a part of a capital raising transaction. All consultants to the Company are required to provide work product as a part of and condition to their relationship with the Company. Consultant work product is delivered in accordance with the terms and conditions of each respective Consultants' agreement.

Subsequent Events

On October 28, 2003, the Company issued 14,000,000 restricted common shares to 11 different parties. These shares were issued as a result of the July 5, 2003 assignment of license agreement with BioKinetix Research, Inc. This issuance was an exempt transaction made under the Securities Act of 1933, Section 4(2). The aggregate value of these issuances were $2,100,000 (based on a July 2, 2003 closing common stock price of USD $.15 per share).

Pursuant to the terms of the same July 5, 2003 assignment of license agreement with BioKinetix Research, Inc., the Company is required to issue an additional 2,000,000 common shares to various parties associated with the transaction. However, as of the date of the filing of this report, the Company does not possess the common capital stock to make such issuances. As a result, it is highly probably that the Company, through a meeting of the Board of Directors will confer and discuss increasing the number of the Company's authorized common shares.

On October 28, 2003, the Company issued 1,550,000 shares of its common stock to three consultants. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2). The aggregate value of services was $77,500.

As of November 24, 2003, there are 24,743,750 shares of the Company's common stock issued and outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

A shareholder meeting was not held during calendar year 2002.

There was not a matter submitted to our shareholders during the third calendar quarter of 2003.

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

PROTOKINETIX, INCORPORATED [Graphic] (Registrant)

Date: November 24, 2003	By:	/s/ Dr. John Todd [Graphic]

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of ProtoKinetix, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Dr. John Todd, the CEO of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 24, 2003

/s/ Dr. John Todd [Graphic]
Dr. John Todd
Chairman, CEO and CFO

ProtoKinetix, Incorporated

CERTIFICATION PURSUANT TO
THE SARBANES-OXLEY ACT OF 2002

I, Dr. John Todd, certify that:

I have reviewed this quarterly report on Form 10-QSB of ProtoKinetix Incorporated;

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

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s certifying officer has disclosed, based on his most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 24, 2003

/s/ Dr. John Todd [Graphic]
Dr. John Todd
Chairman, CEO and CFO