Form 10QSB/A
period 2003-09-30
RJV NETWORK INC
filed 2003-12-09
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FIRST AMENDED FORM 10-QSB

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

Yes [     ] No [ X ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 24, 2003, there were 24,743,750 shares of the Company's USD $0.0000053 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [     ] No [ X ].

This Form 10-QSB consists of 19 Pages.

Introduction.

This First Amended Form 10QSB is being filed as a result of the fact that the par value of the Company's common stock is inaccurately reflected in the prior quarterly filing for the same period.  The correct par value is $.0000053 per share.  This change is reflected above and on the accompanying financial statements.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.

(formerly known as RJV NETWORK, INC.)

ProtoKinetix Incorporated

(formerly known as RJV NETWORK, INC.)

Financial Statements

September 30, 2003

________________________________

CONTENTS
________________________________

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
BALANCE SHEET
September 30, 2003
(Unaudited)

ASSETS
Current Asset
Cash	$659

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to related party	$86,650
Accounts payable	17,975

Total current liabilities	104,625
Shareholders' Equity (Deficit)
Common stock, $.0000053 par value; 25,000,000 common shares authorized; 9,293,750 shares issued and outstanding	49
Additional paid-in capital	196,451
Deficit accumulated during the development stage	(300,466)

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
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2003, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2003
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development

	Shares	Amount	Capital	Stage	Total

Issuance of common stock for cash,
December 23, 1999	9,375,000	$ 50	$ 4,950	$ -	$ 5,000
Net loss for period				(35)	(35)

Balance, December 31, 2000	9,375,000	50	4,950	(35)	4,965
Issuance of common stock for cash,
April 30, 2001	5,718,750	30	15,220		15,250
Net loss for year				(16,902)	(16,902)

Balance, December 31, 2001	15,093,750	80	20,170	(16,937)	3,313
Net loss for year				(14,878)	(14,878)

Balance, December 31, 2002	15,093,750	80	20,170	(31,815)	(11,565)
Issuance of common stock for services,
July 11, 2003	2,225,000	11	111,239		111,250
August 22, 2003	300,000	2	14,998		15,000
September 18, 2003	1,000,000	5	49,995		50,000
Shares cancelled, September 30, 2003	(9,325,000)	(49)	49
Net loss for period				(268,651)	(268,651)

Balance, September 30, 2003	9,293,750	$ 49	$ 196,451	$ (300,466)	$ (103,966)

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