Form 10KSB
period 2003-12-31
RJV NETWORK INC
filed 2004-04-14
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K-SB

(Mark One)
[ X ]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.
[    ]    Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. 0-32917
PROTOKINETIX, INC. Formerly known as RJV Networks, Inc. (Name of small business issuer in its charter) a development stage business
_____________________________________________

Nevada	94-3355026
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

Suite 1500-885 West Georgia Street Vancouver, British Columbia Canada	V6C 3E8
(Address of Principal Executive Offices)	(Zip Code)
Issuer's Telephone No.: (604) 687-9887

Securities registered under Section 12(g) of the Act:	None
Securities to be registered under Section 12(g) of the Act:	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ].

Issuer's revenues for its most recent fiscal year: None.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 8, 2004, $18,267,037.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 8, 2004, there were 26,396,050 shares of the Company's common stock issued and outstanding.
Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes [ X ]  No [    ].

This Form 10-KSB consists of 33 Pages.

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

PROTOKINETIX, INC.

Part I.

Any forward looking statements contained herein involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expects," "plan," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Item 1.

Description of the Business

Important Disclosures and Disclaimers . Please note that ProtoKinetix (the "Company") is a development stage company that has not yet sold or marketed any products. The Company had no revenues for the year ended December 31, 2003.

It is important to understand that although the Company (as is discussed below) is focused on various efforts related to the use of antibodies and superantibodies in order to identify and treat malignancies, to date, there has been no development of any product (antibodies or superantibodies) by the Company. Although the Company is continuing to conduct research based on the above referred to and below stated theses, such successful research and development and the ultimate commercialization of a viable product may never occur, and there can be no certainty that any such antibodies will be developed by the Company. Further, even if a product or antibody or superantibody is developed, the desired results for which it was originally intended may not be achieved.

The core of the Company's thesis regarding it's research and development efforts is that there is a protein receptor site (hereinafter referred to as "RECAF") common to many malignant or cancerous cells. The Company has a license from Biocurex, Inc. to develop superantibody therapies for the RECAF receptor site. As of the date of this report, the Company is engaged in efforts to validate the existence of the RECAF receptor site. However, the Company's efforts to validate the existence of the RECAF receptor site may fail and no such site may be located. If this is the case, the complete foundation of the Company's efforts may be undermined.

The Company faces exposure to fluctuations in the price of our common stock due to the very limited cash resources we have. For example, the Company has very limited resources to pay legal and accounting professionals. If we are unable to pay a legal or accounting professional in order to perform various professional services for the Company, it may be difficult, if not impossible, for the Company to maintain its reporting status as a public company. If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become "delisted" and this could potentially cause an investor or an existing shareholder to lose all or part of his investment.

ProtoKinetix's Mission . The Company's mission is to develop a new generation of medicines and diagnostics for the treatment of malignancies. The Company is focused on the anti-cancer applications of certain enhanced monoclonal antibodies, termed "superantibodies," that may improve medicinal and treatment potencies and increase sensitivity in use as diagnostics. ProtoKinetix hopes to leverage technology to create new antibodies and diagnostic assays that will be able to be used to treat and detect certain cancers.

In particular, ProtoKinetix will attempt to create a superantibody that will attach to RECAF molecules. The RECAF molecules with the superantibody attached are theoretically expected to then attach to cancer cells, with minimal or no harm to non-cancerous cells, so that the superantibody can destroy the cancer cells.

ProtoKinetix Inc. is a biotechnology research and development company focused on the application of superantibody-based products for the treatment and diagnosis of certain cancers.

The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, the Company has no product or products, and has received no patents or FDA approval for any product or diagnostic procedures.

The Company has no employees. Instead, the Company is heavily reliant on the efforts of a number of independent consultants who engage in the Company's research and development efforts from discrete and established laboratories in various parts of the world.

Definitions of the terms used above are as follows :

"SuperAntibody" . This is an industry-adopted term used to describe genetically-engineered antibodies, isolated from a single blood cell, which have been expanded in the laboratory to attack or have a desired effect on certain targeted antigens, such as cancer cells.

"RECAF" or Receptor Alpha Fetaprotein . This is a carbohydrate molecule that is located on the surface of cancer cells.

"Receptor" . A structure exposed on the cell surface used for signaling or transport of molecules into the cell.

Subsequent Financing Events :

On February 1, 2004, when the Company common stock had a closing price of USD $.44, the Company entered into a financing arrangement (the "Financing") and executed and delivered a 12 month, 8% convertible note (the "Note") to Thunderbird Global Corporation ("Thunderbird").

The Note was delivered in consideration of Thunderbird's investment of USD $315,000.00. The holder of the Note is able to convert all or part of the Note into shares of the Company's common stock at the lesser of (i) $.30, or (ii) 70% of the average of the three lowest trading prices for the Company's common stock for the 30 days preceding the date on which a notice of conversion is delivered.

None of the common shares underlying the Note have been registered; however, the Company is obligated to make certain efforts to register these Note shares.

Government Regulations

We are not subject to any extraordinary governmental regulations. This may change in the future if we acquire or merge with a company that is subject to such regulations.

Item 2. Description of the Property .

The Company does not own any real property. The Company is not currently paying a rental fee where it is located.

Item 3. Legal Proceedings .

There are currently no legal matters pending.

Item 4. Submission of Matters to a Vote of Security Holders .

A shareholder meeting was not held during fiscal year 2003.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "PKTX". The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2002	Low	High
As of March 31, 2003	$ N/A	N/A
As of June 30, 2003	1.25	2.15
As of September 30, 2003	1.40	1.95
As of December 31, 2003	.12	1.60

2003	Low	High
As of March 31, 2003	$.10	.65
As of June 30, 2003	.08	.24
As of September 30, 2003	.11	.22
As of December 31, 2003	.09	.72

To date, the Company has not declared or paid dividends on its Common Stock.

As of April 10, 2004, there were approximately 39 shareholders of record of the company's Common Stock.

Sales of Unregistered Stock

As of April 10, 2004, the Company had 26,396,050 shares issued and outstanding.

General . During the year ended December 31, 2003, the Company issued a total of 14,000,000 shares, which were related to the Company's licensure assignment and asset acquisition as reported in a Form 8K on July 7, 2003 (See SEC File Number 000-32917 and Film Number 03777407).

In reliance on an exception available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, the Company issued securities as follows:

  On October 30, 2003 the Company issued 14,000,000 shares to various parties related to the Company's acquisition of the assets reported on the aforementioned Form 8K.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

Critical Accounting Policies . Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

OVERVIEW

ProtoKinetix Inc. is a biotechnology research and development company focused on the application of superantibody-based products for the treatment and diagnosis of certain cancers.

The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, the Company has no product or products, and has received no patents or FDA approval for any product or diagnostic procedures.

The company currently has no employees, nor does it own any laboratory facilities. The Company instead, has opted to conduct its operational research and development efforts by associating itself with and contracting with scientists from all over the world who have access to laboratory facilities, and who are able to engage in efforts at these facilities which further the Company's mission.

The core and the foundation of the Company's mission and research and development thesis is that an alpha fetaprotein receptor site exists on some, if not many, malignant cancer cells. This site is called the RECAF site (as if defined above).

It is important to have a basic idea of what the Company's research thesis is. However, one must understand and appreciate that cancer is extremely complicated disease and that the research and development of therapies for cancer are extremely risky. There are hundreds, if not thousands of companies around the world conducting research on cancer therapies. Many of these companies are better funded, much larger and relative to the company, they are far better positioned to take advantage of the financial and intellectual property resources they possess.

The following is a simple explanation of the Company's research and development thesis :

The RECAF is a site which the Company believes exists on many cancer cells. Think of the RECAF site as a "lock on a door". Cancer cells by their very nature are antigens or foreign invaders to the way the body functions normally. The body has cells which create what are called antibodies. Antibodies are the way in which the human body attacks antigens and to cause them to die. The problem with cancer cells is that in an effort to destroy the cancer cell, it is difficult for an antibody to gain access to and bind to a cancer cell. The Company believes that should the RECAF receptor site exist, it will be able to design a superantibody (or enhanced daisy chain antibody) which will bind to the RECAF receptor site (like a key going into the lock of the door) and destroy the cancer cell.

With respect to the RECAF receptor site, on November 22, 2002, BioKinetix, Inc. entered into an agreement with BioCurex, Inc. which provided BioKinetix with exclusive world wide certain intellectual property rights to produce a therapy using superantibodies for the RECAF receptor site. On July 2, 2003, BioCurex assented to the assignment of all of BioKinetix's rights to the Company. On March 18, 2004, in consideration of 400,000 Company common shares, BioCurex executed a letter agreement ("BioCurex Letter Agreement") with the Company which made the "effective date" of the November 22, 2002 agreement - March 14, 2004. Additionally, the BioCurex Letter Agreement provided the Company with additional intellectual property rights with respect to the RECAF receptor site.

Antibody and Superantibody Development . In terms of creating an antibody, the Company's efforts are being led by Professor Max Arella (please see the Company's press release dated September 4, 2003). Once an antibody is created, it must be enhanced or converted into a superantibody. In order to create a superantibody, the Company has acquired access to various technologies from (a) Innexus Corporation; and (b) Perigene Corporation.

On November 22, 2002, a BioKinetix, Inc., a research and development subsidiary of Begland Corporation, entered into an agreement with Innexus Corporation which provided BioKinetix with certain intellectual property rights to develop up to four (4) antibodies into superantibodies using the related Innexus Corporation technology. On July 3, 2003, Innexus Corporation assented to an assignment of all of BioKinetix's rights under the November 22, 2002 agreement to the Company.

On December 3, 2003, Perigene Corporation entered into an agreement with the Company whereby the Company had the right to access various Perigene intellectual property resources in order to create superantibodies.

As is discussed above, the very existence of the RECAF has yet to be determined. Both BioCurex and the Company have entered into agreement with research institutions in order to prove that a RECAF does in fact exist on some, if not many malignant cancer cells. Of course, should the RCAF not exist, the consequences to the Company and its current research efforts could be catastrophic.

Selling, General and Administrative . SG&A expenses arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. As a result, we incurred a net loss of $1,528,995 during the twelve month period ended December 31, 2003 (approximately $.05 per share).

Plan of Operation . Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2004.

Subsequent Financing Event .

On February 1, 2004, when the Company common stock had a closing price of USD $.44, the Company entered into a financing arrangement (the "Financing") and executed and delivered a 12 month, 8% convertible note (the "Note") to Thunderbird Global Corporation ("Thunderbird").

The Note was delivered in consideration of Thunderbird's investment of USD $315,000.00. The holder of the Note is able to convert all or part of the Note into shares of the Company's common stock at the lesser of (i) $.30, or (ii) 70% of the average of the three lowest trading prices for the Company's common stock for the 30 days preceding the date on which a notice of conversion is delivered.

None of the common shares underlying the Note have been registered; however, the Company is obligated to make certain efforts to register these Note shares.

Sales and Marketing . The Company is currently not selling or marketing any products.

Liquidity and Capital Resources . At December 31, 2003, we had $104 in cash and total current assets of $2,400,104. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation . Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2003.

E.    Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

In spite of the fact that the current cash obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate .

We intend to fund the Company and attempt to meet corporate obligations by selling common stock. However the Company's common stock is at a low price and is not actively traded.

F.    Results of Operations for the Year Ended December 31, 2003 as Compared to December 31, 2002

1.  Net Revenue . There was $0 revenue in 2003, and there was $0 in revenue for 2002.
2.  Net Loss From Operations . There was $1,517,344 gross loss from operations for 2003 and a gross loss from operations of $0 for 2002.
3.  Operating Expenses . Operating expenses were $1,517,344. These monies were paid for professional fees, consulting services related to the operations of the Company's business and other general and administrative expenses.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 7. Financial Statements.

Index to ProtoKinetix, Inc.
(A Development Stage Company)
Financial Statements December 31, 2003

C O N T E N T S

INDEPENDENT AUDITORS' REPORT 13 FINANCIAL STATEMENTS BALANCE SHEET 14 STATEMENTS OF OPERATIONS 15 STATEMENTS OF SHAREHOLDERS' EQUITY 16 STATEMENTS OF CASH FLOWS 17 NOTES TO FINANCIAL STATEMENTS 18

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders
ProtoKinetix, Incorporated

We have audited the accompanying balance sheet of ProtoKinetix, Incorporated (a development stage company) as of December 31, 2003, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002, and for the period from December 23, 1999 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoKinetix, Incorporated (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the period from December 23, 1999 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not developed a commercially viable product and, therefore, has not been able to generate any revenues to date and as a result has an accumulated deficit of $1,560,810 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 2, 2004

PROTOKINETIX , INCORPORATED
(A Development Stage Company)
BALANCE SHEET
December 31, 2003
ASSETS
Current Asset
Cash	$ 104
Intangible Asset	2,400,000

$ 2,400,104

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$ 122,866
Accounts payable	41,548

Total current liabilities	164,414
Shareholders' Equity
Common stock, $.0000053 par value, 100,000,000 common
shares authorized; 27,968,750 shares issued and outstanding	148
Common stock issuable; 2,000,000 shares	11
Additional paid-in capital	3,796,341
Deficit accumulated during the development stage	(1,560,810)
2,235,690

$ 2,400,104

See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003 and 2002, and
for the Period from December 23, 1999 (Date of Inception) to December 31, 2003
	2003	2002	Cumulative During the Development Stage

Revenues	$ -	$ -	$ -
General and administrative expenses
Professional fees	785,824		785,824
Consulting fees	661,390		661,390
Rent	22,500		22,500
Administrative fees	16,500		16,500
Promotional	11,843		11,843
Utilities	7,123		7,123
Other	12,164		12,164

	1,517,344	-	1,517,344

Loss from continuing operations	(1,517,344)	-	(1,517,344)
Discontinued Operations
Loss from operations of the discontinued
segment	(11,651)	(14,878)	(43,466)

Net loss	$ (1,528,995)	$ (14,878)	$ (1,560,810)

Net loss per share (basic and fully diluted)
Continuing operations	$ (0.05)	$ (0.00)	$ (0.05)
Discontinued operations	(0.00)	(0.00)	(0.00)

Net loss per common share	$ (0.05)	$ (0.00)	$ (0.05)

Weighted average number of common
shares outstanding	18,551,010	11,276,077	13,145,261

See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2003 and 2002, and
for the Period from December 23, 1999 (Date of Inception) to December 31, 2003
						Deficit
						Accumulated
			Common Stock		Additional	During the
	Common Stock		Issuable		Paid-in	Development

	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ 5,000
Net loss for period						(35)	(35)

Balance, December 31, 2000	9,375,000	50	-	-	4,950	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220		15,250
Net loss for year						(16,902)	(16,902)

Balance, December 31, 2001	15,093,750	80	-	-	20,170	(16,937)	3,313
Net loss for year						(14,878)	(14,878)

Balance, December 31, 2002	15,093,750	80	-	-	20,170	(31,815)	(11,565)
Issuance of common stock for services:
July 2003	4,600,000	24			586,226		586,250
August 2003	300,000	2			14,998		15,000
September 2003	750,000	4			104,996		105,000
September 2003	1,000,000	5			49,995		50,000
October 2003	1,550,000	8			619,992		620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926		2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989		300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49
Net loss for year						(1,528,995)	(1,528,995)

Balance, December 31, 2003	27,968,750	$ 148	2,000,000	$ 11	$ 3,796,341	$ (1,560,810)	$ 2,235,690

See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002, and
for the Period from December 23, 1999 (Date of Inception) to December 31, 2003
			Cumulative
			During the
			Development
	2003	2002	Stage

Cash Flows from Operating Activities
Net loss for period	$ (1,528,995)	$ (14,878)	$ (1,560,810)
Issuance of common stock for services
and expenses	1,376,250		1,376,250
Increase in amounts due to outside
management consultants	122,866		122,866
Increase in accounts payable	34,559	6,989	41,548

Net cash flows from operating
activities	4,680	(7,889)	(20,146)
Cash Flows from Financing Activities
Issuance of common stock			20,250
Payment of shareholders' loans	(5,155)	4,955

Net cash flows provided by
financing activities	(5,155)	4,955	20,250

Net change in cash	(475)	(2,934)	104
Cash, beginning of period	579	3,513

Cash, end of period	$ 104	$ 579	$ 104

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

ProtoKinetix, Inc. (formerly known as RJV Network, Inc.) (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999. The Company was formed for the purpose of developing an internet-based listing site that would provide detailed commercial real estate property listings and related data. In 2002, the Company suspended its original business plan while it considered a potential merger with another company, BioKinetix. In 2003, the Company discontinued its original business plan and entered into the licensing agreement described below. Effective as of the date of the license agreement, the Company became a medical research company in the development stage.

In 2003, the Company entered into an assignment of license agreement (the "Agreement") with BioKinetix, an Alberta, Canada, corporation. The Agreement provided the Company with an exclusive assignment of all of the rights (the "Rights") that BioKinetix possessed relating to two proprietary technologies that are being developed for the creation and commercialization of "superantibodies,'' an enhancement of antibody technology that makes ordinary antibodies much more lethal. In consideration, the Company's Board of Directors authorized the Company to issue 16,000,000 shares of its stock to the shareholders of BioKinetix. A lso, the Company's existing directors agreed to resign and the Company cancelled 9,325,000 common shares owned by the former president (representing the majority of his shares). New Company directors were installed. In October 2003, 14,000,000 of the committed shares were issued. The remaining 2,000,000 shares were issued in February 2004, after the Company increased its authorized number of shares.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product and has not generated any revenues to date and has incurred losses since inception resulting in a net accumulated deficit of $1,560,810 at December 31, 2003. The Company's current liabilities exceed their current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue its medical research or to be successful in any future business activities and to pay its current liabilities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management is presently engaged in seeking additional working capital.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Cash

Cash consists of funds held in a checking account.

Intangible Asset

As required, the Company adopted Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," beginning January 1, 2002. Under this standard intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment.

Due to Outside Management Consultants

The loan is unsecured, bears no interest and is due on demand. Based on the amount of the loan and its short-term nature, carrying value approximates fair value.

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

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The earnings per share for the years ended December 31, 2003 and 2002, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no potentially dilutive common shares outstanding during the period December 23, 1999 to December 31, 2003. During the year, the Company obtained certain licensing rights in exchange for 16,000,000 common shares of the Company's stock, 2,000,000 of which shares were issued subsequent to year end. For purposes of earnings per share computations, all of these shares have been included as outstanding as of October 2003, the date of the original issuance of the shares to affect the acquisition of the license rights (Note 2).

Stock-Based Compensation

The Company has a stock-based equity incentive plan, which is described more fully in Note 5. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, " Accounting for Stock Issued to Employees ," and related interpretations. No stock-based employee compensation cost is reflected in the net loss when options granted under the plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No options have been granted under the plan therefore no reconciliation is provided of the effects on net income in applying the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation cost for stock options and warrants to purchase stock granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted, amortized over the estimated life of the option or warrant. This compensation cost is recognized ratably over the vesting period. In accordance with APB No. 25, the Company records compensation costs only for stock options issued to non-employees. The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.

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

New Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 147 gives guidance on accounting for the acquisition of financial institutions (effective for acquisitions on or after October 1, 2002). SFAS No. 148 clarifies treatment of stock-based compensation (effective for fiscal years ending after December 15, 2002). SFAS No. 149 amends existing standards on derivatives (effective for derivatives entered into or modified after June 30, 2003). SFAS No. 150 gives guidance on the accounting for certain financial instruments with characteristics of both liabilities and equity (effective for financial instruments entered into after May 31, 2003). Financial Accounting Standards Board Interpretation No. 46 requires consolidation of certain variable interest entities (effective for fiscal years ending after December 15, 2003). These new standards do not have an effect on the Company's consolidated financial statements.

Note 2. Intangible Asset

The intangible asset consists of the license rights described above. The cost of the license rights is stated at the value of the shares issued by the Company to acquire the license rights. The cost is not amortized because it has an indefinite life. At December 31, 2003, management has determined that there is no impairment in the license rights that should be recorded against the carrying amount of the asset.

Note 3. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2003, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $1,560,000 available to reduce future taxable income. The tax loss expires in years between 2022 and 2023.

The deferred tax asset associated with the tax loss carryforward is approximately $390,000. The Company has provided a full valuation allowance against the deferred tax asset. The valuation allowance increased by $379,200 from December 31, 2002, and $8,300 from December 31, 2001.

Note 4. Discontinued Operations

In 2003, the Company signed the licensing agreement described in Note 1. This agreement changed the Company's business plan to that of a medical research company. Accordingly, the operating results related to the internet-based real estate listing segment have been presented as discontinued operations in these financial statements for all periods presented.

Note 5. Stock-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's common stock and options to purchase up to 5,000,000 shares of the Company's common stock to officers, directors, employees and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. During 2003, the Company issued a total of 8,200,000 shares from both plans to non-employee consultants for services rendered as follows:

Date	Number of Shares	Value Per Share

July 2003	2,375,000	$0.20
July 2003	2,225,000	$0.05
August 2003	300,000	$0.05
September 2003	750,000	$0.14
September 2003	1,000,000	$0.05
October 2003	1,550,000	$0.40

Note 6. Subsequent Event

On February 1, 2004, the Company executed a subscription agreement under which the Company issued and sold to subscribers an 8% secured convertible note in exchange for $315,000. The note is due February 1, 2005, and is convertible into shares of the Company's common stock at the lower of $.30 per share or 70% of the average of the three lowest trading prices for the 30 days prior to the conversion date.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

As of April 10, 2004, the Company's current officers and directors consist of the following persons:

Name	Age	Office	Since
Dr. John Todd	60	Chairman and President	Inception
Dr. Jean-Marie Dupuy	66	Director	2004

Resume of Dr. John Todd

Education :

Bachelor of Science (Mathematics and Physics)
University of Alberta (1962 to 1966 )
Regular Officer Training Program

Technical Officer Communications Course (1966)
Royal Canadian Signal Corps, Vimy Barracks, Ontario

Doctor of Medicine
University of Calgary (1974)

General Surgical Residency ( 1974 to 1979 )
Foothills Hospital, Holy Cross Hospital and Calgary General Hospital
Calgary, Alberta

Work Experience Prior to Medicine

Officer, Royal Canadian Signal Corps
Canadian Armed Forces
1963 to 1970
Honorable Discharge with the rank of Captain

Medical Work Experience

1979 to 1988:            General Surgical practice in Penticton, British Columbia
1988 to Present:         General Surgical practice in White Rock, British Columbia

Dr. Todd has a well-established general surgical practice at the Peace Arch Hospital in White Rock. Dr. Todd's practice includes endoscopy, minimally invasive surgery as well as conventional surgery for those cases not amenable to MIS techniques.
January 1999 to 2003        Visiting Consultant, BC Women’s Hospital
July 2003 to Present            President and Chairman of ProtoKinetix, Inc.

Committee Membership

Chief of Surgery, Peace Arch Hospital, 1989 to 1998
Member and chair of Tissue and Audit committee, 1989 to 1994
Member of Program Advisory Committee, Breast Health Program, British Columbia Women’s Hospital and Health Center
Member of Breast Cancer Screening Initiatives Program, BC Cancer Agency, Vancouver, British Columbia

Societies

Fellow of the Royal College of Physicians and Surgeons of Canada (General Surgery)
Member, Canadian Medical Association
Member, British Columbia Medical Association
Member, British Columbia Surgical Association
Member, British Columbia Section of General Surgery

Research Experience

Since 1997 I have been involved in research to demonstrate the value of a 53 Kd protein. This protein is produced by the epithelial cells that line the ducts of breast tissue. It is a naturally occurring protein that regulates cell growth of mammary tissue and of malignancies that arise from breast tissue. We have demonstrated a relationship between a deficiency of this protein and a risk for developing breast cancer. We have also shown that we can stop the growth of breast cancer cells in the laboratory, in balb mice and some palliative women who were dying of breast cancer responded well when treated with this protein. We are now trying to synthesize this protein.

Volunteer Work

January/February 1998: Worked in an 18 bed mission hospital in Ste. Clotilde, Peru and with the Interplast Surgical team in Iquitos, Peru.

Resume of Dr. Jean-Marie Dupuy

Education/Degrees/Clinical Training/Positions

Baccalauréat Rabat                                1955
University of Paris, Faculty of Medicine                      1956-64
Externe des Hôpitaux de Paris, France                     1960-64
Interne des Hôpitaux de Paris, France                     1964
Residency; I – III, Pediatrics, Paris                     1965-67
Postdoctoral studies Hospital/ University of Minnesota,            1967-70
MD University of Paris, France                         1971
Residency; IV, Pediatrics, Paris                         1971
Assistant Director, Hôpitaux de Paris, France                 1972-77
Assistant Professor in Pediatrics                        1973-77
Maître de recherches, INSERM                         1977-80
Full professor in Immunology, University of Quebec, Canada         1978-86
Associate professor in Pediatrics, McGill University, Montreal        1979-81
Associate member, Faculty of Medicine, Department of Medicine,
McGill University, Montreal, Canada                     1981

Other Intra-Mural Appointments
Deputy Director Liver diseases, Children's hospital, Paris,             1975-78
Director of clinical immunology, Montreal Children's Hospital,         1979-81

Research
Postdoctoral studies: G. Mathé (Villejuif, France)                 1965
J. Dausset (Hôpital Saint-Louis, Paris, France)                 1965-66
R.A. Good, (Minneapolis, U.S.A.,                         1967-70
Director, Viral Immunology, Children's Hospital, Bicêtre, France         1971-78
Armand Frappier Institute, Montreal, Canada                 1978-86
Research Director, Immunology, Pasteur-Mérieux, Lyon             1990-94

Society Membership & Offices
Member of Scientific Committees and Organizing Committees of congresses, of Editorial Board of reviews and of several National and International Committees, FRSQ, INSERM, WHO, "National Advisory Committee on AIDS" (1983-86, Canada) and C.N.R.S. (1992-1995).

Past positions in pharmaceutical & Biotechnology industry

Pasteur Mérieux Connaught, Medical Director                1986-94
Wyeth Ayerst Research, Paris, Project Director
Immunology/Oncology Programs, CR&D Europe                1994-98
IDM, Paris, Vice-President, Medical & Regulatory Affairs
General Manager, IDM-Biotech, Montreal, QC                1999-02
SM Finance, Montreal, QC, General Manager                2003

Current Consulting Activities and Advisory Boards

Prometic Life Sciences Inc., Montreal, QC, Canada, (Consultant, SAB)
Curetech, Tel Aviv, Israel, (Consultant, SAB)
Pfizer, Europe, (Consultant)
Procyon Biopharma Inc., Canada, (Consultant)
Movecare, UK, (Consultant, SAB)
Biocurex, Vancouver, (Consultant)
Mymetics, Nasdaq, (Consultant)

Special Business Experience

In several Pharmaceutical and Biotechnology companies, in charge of full clinical development up to registration of various products such as vaccines, blood derivatives, immunology, rheumatology and oncology products; as Medical Director, responsible for post registration development strategy; with IDM, in charge of clinical development as well as pre-clinical and clinical regulatory strategy.

Consultant to several large pharmaceutical companies and biotech companies for project development, scientific advice, pre-clinical and clinical research, clinical trial implementation, and regulatory agency assistance (includes U.S. FDA, Canadian HPB, and EU Health Authorities). Active in industry consulting since 1984.

Advisor to SM Finance and other Canadian financial institutions on fund raising for biotechnological projects.

Author or co-author of more than 240 original scientific and medical articles, communications and books.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 2003 and December 31, 2002, respectively, to the Company’s Chief Executive Officer and President during such periods.
Summary Compensation Table

Executive Compensation:

Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
CEO	2003	-	-	-	-	-	-	-
Total:	-	-	-	-	-	-	-	-
Directors as a Group	-	-	-	-	-	-	-	-

Options/SAR Grants in the Last Fiscal Year: N/A

Employment Agreements : None

Chief Executives Officer’s compensation : During fiscal year 2003, Dr. John Todd did not draw a salary nor did the Company accrue a salary for any obligation.

Compensation of Directors :

Directors receive no remuneration for their services as directors at this time. The Company has adopted no retirement, pension, profit sharing or other similar programs.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2003 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address	Shares Beneficially Owned (1)	Percent of Class
Dr. John Todd	2,040,000	7.7%
Dr. Jean-Marie Dupuy	0	0%

(1)    A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, the company believes that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.

Item 12. Certain Relationships and Related Transactions

N/A

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits.

*3.1    Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.

*3.2    By-Laws filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.

* Previously filed

  A Form 8-K was filed by the Company during August 27, 2001, disclosing a 1:75 forward split of the Company's common shares.
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
Item 14. Controls and Procedures
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

ProtoKinetix, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROTOKINETIX, INC. [Graphic] (Registrant)

Date: April 14, 2004	By:	/s/ Dr. John Todd [Graphic]

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

ProtoKinetix, Inc.

CERTIFICATION PURSUANT TO
THE SARBANES-OXLEY ACT OF 2002
I, Dr. John Todd, certify that:
1.    I have reviewed this annual report on Form 10-KSB of ProtoKinetix, Inc.;
2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.    The registrant’s certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being repaired;
b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.    The registrant’s certifying officer has disclosed, based on his most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.    The registrant’s other certifying officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 14, 2004

/s/ Dr. John Todd
Dr. John Todd
Chairman and CEO
CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of ProtoKinetix, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Dr. John Todd, the CEO of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this April 14, 2004            /s/ Dr. John Todd
Dr. John Todd,
Chairman and CEO