Form 10QSB
period 2004-03-31
RJV NETWORK INC
filed 2004-05-24
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004 or
[     ]    Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. 0-32917
PROTOKINETIX, INC. a development stage corporation (Name of small business issuer in its charter) (formerly known as RJV NETWORK, INC.)

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

Yes [ ] No [ X ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 24, 2004, there were 26, 896,050 shares of the Company's USD $0.0000053 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ].

This Form 10-QSB consists of 17 Pages.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.
a development stage corporation
(formerly known as RJV NETWORK, INC.)

ProtoKinetix Inc.
a development stage corporation
(formerly known as RJV NETWORK, INC.)

Financial Statements

March 31, 2004

________________________________

CONTENTS
________________________________

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
BALANCE SHEET
March 31, 2004
(Unaudited)
See Notes to Financial Statements

ASSETS
Current Asset
Cash	$ 213,159
Intangible Assets	2,445,756

$ 2,658,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$ 135,349
Accounts payable	34,292
Accrued interest	6,300

Total current liabilities	175,941
Long-term Debt, related party	315,000

Total liabilities	490,941
Stockholders' Equity, as restated
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 26,396,050 shares issued and outstanding	140
Common stock issuable; 2,000,000 shares	11
Additional paid-in capital	4,521,479
Deficit accumulated during the development stage	(2,353,656)

2,167,974

$ 2,658,915

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003, and for the Period From
December 23, 1999 (Date of Inception) to March 31, 2004
(Unaudited)
See Notes to Financial Statements

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Cumulative During the Development Stage

Revenues	$ -	$ -	$ -
General and administrative expenses
Professional fees	1,010,074		1,529,648
Consulting fees	7,626		669,016
Rent	5,937		28,437
Administrative fees	1,070		17,570
Promotional	1,287		13,130
Utilities	2,050		9,173
Research	9,532		9,532
Investor relations	11,744		11,744
Interest	6,300		6,300
Other	3,476		15,640

	1,059,096	-	2,310,190

Loss from continuing operations	(1,059,096)	-	(2,310,190)
Discontinued Operations
Loss from operations of the discontinued
segment		(6,210)	(43,466)
Net loss	$ (1,059,096)	$ (6,210)	$ (2,353,656)

Net loss per share (basic and fully diluted)
Continuing operations	$ (0.04)	$ (0.00)
Discontinued operations	(0.00)	(0.00)

Net loss per common share	$ (0.04)	$ (0.00)

Weighted average number of common
shares outstanding	27,044,306	15,093,750

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2004, and for the Period From
December 23, 1999 (Date of Inception) to March 31, 2004
(Unaudited)
See Notes to Financial Statements

						Deficit
						Accumulated
			Common Stock		Additional	During the
	Common Stock		Issuable		Paid-in	Development

	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ 5,000
Net loss for period						(35)	(35)

Balance, December 31, 2000	9,375,000	50	-	-	4,950	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220		15,250
Net loss for year						(16,902)	(16,902)

Balance, December 31, 2001	15,093,750	80	-	-	20,170	(16,937)	3,313
Net loss for year						(14,878)	(14,878)

Balance, December 31, 2002	15,093,750	80	-	-	20,170	(31,815)	(11,565)
Issuance of common stock for services:
July 2003, as restated	2,125,000	11			424,989		425,000
August 2003	300,000	2			14,998		15,000
September 2003, as restated	1,000,000	5			49,995		50,000
October 2003	1,550,000	8			619,992		620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926		2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989		300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49
Net loss for year, as restated						(1,262,745)	(1,262,745)

Balance, December 31, 2003, as restated	24,743,750	131	2,000,000	11	3,530,108	(1,294,560)	2,235,690
Issuance of common stock for services:
March 2004	1,652,300	9			991,371		991,380
Net loss for period						(1,059,096)	(1,059,096)

Balance, March 31, 2004	26,396,050	$ 140	2,000,000	$ 11	$ 4,521,479	$ (2,353,656)	$ 2,167,974

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003, and for the Period From
December 23, 1999 (Date of Inception) to March 31, 2004
(Unaudited)
See Notes to Financial Statements

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Cumulative During the Development Stage

Cash Flows from Operating Activities
Net loss for period	$ (1,059,096)	$ (6,210)	$ (2,353,656)
Issuance of common stock for services
and expenses	991,380		2,101,380
Increase in amounts due to outside
management consultants	12,483		135,349
Increase (decrease) in accounts payable	(7,256)	7,986	34,292
Increase in interest payable	6,300		6,300

Net cash flows (used in) provided
by operating activities	(56,189)	1,776	(76,335)
Cash Flows from Investing Activities
Acquisition of license rights	(45,756)		(45,756)
Cash Flows from Financing Activities
Issuance of common stock			20,250
Loan from related party	315,000		315,000
Payment of shareholders' loans		(1,255)

	Net cash flows provided by
(used in) financing activities	315,000	(1,255)	335,250

Net change in cash	213,055	521	213,159
Cash, beginning of period	104	579

Cash, end of period	$ 213,159	$ 1,100	$ 213,159

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

In 2003, the Company entered into an assignment of license agreement (the "Agreement") with BioKinetix, Inc., an Alberta, Canada, corporation. The Agreement provided the Company with an exclusive assignment of all of the rights (the "Rights") that BioKinetix possessed relating to two proprietary technologies that are being developed for the creation and commercialization of "superantibodies,'' an enhancement of antibody technology that makes ordinary antibodies much more lethal. In consideration, the Company's Board of Directors authorized the Company to issue 16,000,000 shares of its stock to the shareholders of BioKinetix. A lso, the Company's existing directors agreed to resign and the Company cancelled 9,325,000 common shares owned by the former president (representing the majority of his shares). New Company directors were installed. In October 2003, 14,000,000 of the committed shares were issued. The remaining 2,000,000 shares are expected to be issued in 2004.

Note 2. Summary of Significant Accounting Policies

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2003 and 2002. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Note 3. Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception resulting in a net accumulated deficit of $2,353,656 at March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management is presently engaged in seeking additional working capital.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Note 4. Prior Period Adjustment

The number of shares outstanding was restated to correct for an error made in the third quarter of 2003 in an overstatement of shares issued for services in that quarter. The effect of the adjustment was to reduce professional fees expense and net loss for the third quarter of 2003 by $266,250. Accordingly, the deficit accumulated during the development stage as of September 30, 2003 was reduced by $266,250. Additional paid-in capital at September 30, 2003, was reduced by $266,233 and common stock at September 30, 2003, was reduced by $17.

As a result of this adjustment, total shares outstanding at September 30, 2003, was reduced by 3,225,000 shares which also reduced the weighted average number of shares at September 30, 2003, by 29,670 shares. There was no effect on reported earnings per share at September 30, 2003.

There was no effect on net loss or earnings per share or cash flows for the three months ended March 31, 2004 and 2003 as a result of this adjustment.

Note 5. Intangible Assets

The intangible assets consist of license rights to proprietary medical research technologies. The cost of the license rights is stated at cost or the value of the shares issued by the Company to acquire the license rights. The cost is not amortized because the licenses have indefinite lives. At March 31, 2004, management has determined that there is no impairment in the license rights that should be recorded against the carrying amount of the assets.

Note 6. Long-Term Debt, Related Party

On February 1, 2004, the Company executed a subscription agreement under which the Company issued to a corporation owned by a stockholder an 8% secured convertible note in exchange for $315,000. The note is due February 1, 2005, and is convertible into shares of the Company's common stock at the lower of $.30 per share or 70% of the average of the three lowest trading prices for the 30 days prior to the conversion date.

Note 7. Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The earnings per share for the periods ended March 31, 2004 and 2003, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no potentially dilutive common shares outstanding during the period December 23, 1999 to March 31, 2004.

During 2003, the Company obtained certain licensing rights in exchange for 16,000,000 common shares of the Company's stock, 2,000,000 of which shares remain to be issued. For purposes of earnings per share computations, all of these shares have been included as outstanding as of October 2003, the date of the original issuance of the shares to affect the acquisition of the license rights.

Note 8. Discontinued Operations

In 2003, the Company signed the licensing agreement described in Note 1. This agreement changed the Company's business plan to that of a medical research company. Accordingly, the operating results related to the internet-based real estate listing segment have been presented as discontinued operations in these financial statements for all periods presented.

Note 9. Subsequent Event

In May 2004, 500,000 shares valued at $515,000 were issued in exchange for services rendered.

Item 2. Management's Plan of Operation

Please review "Forward Looking Information and Cautionary Statement" section below.

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

Milestone Events during the Quarter Ending March 31, 2004 and Subsequent Events .

On February 2, 2004 the Company announced that it had executed a licensing agreement with the University of Michigan. The patent licensing agreement is for 14 months, after which ProtoKinetix may extend its rights for up to one year. The licensing agreement covers 17 specific issued or pending intellectual property rights.

On April 7, 2004, Dr. Jean-Marie Dupuy agreed to serve on the Company's Scientific Board of Advisors. Mr. Dupuy's resume is posted on the Company's website or it may be accessed by typing in the following url: http://www.protokinetix.com/Bio/Jean-Marie_Dupuy.htm.

On May 10, 2004, Dr. Jean-Charles Quiron agreed to serve on the Company's Scientific Board of Advisors. Mr. Quiron's resume is posted on the Company's website or it may be accessed by typing in the following url: http://www.protokinetix.com/Bio/Jean-Charles_Qurion.htm.

On May 20, 2004, the Company announced that it had received a report from the Georges Pompidou Hospital in Paris on the first 40 patients studied with RECAF on mammary tissue. The report stated that there was a constant expression of RECAF on tumoral epithelial cells, mainly strong expression. Based on those results, the Georges Pompidou Hospital is proceeding to test the RECAF antibody on additional cancers. The ProtoKinetix Scientific Advisory Board was sufficiently satisfied that the third-party validation results confirmed the presence of the RECAF receptor site on cancer cells.

Plan of Operation Going Forward .

1. Short Term Goals

ProtoKinetix is designing a research program towards the development of a therapeutic agent .

2. Long Term Goals

Any long term objectives will be defined by Management's ability to execute on the development of the aforementioned intellectual property rights that were the subject of the Company's public filings.

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
B. Changes in Internal Controls .
Not applicable.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

Please note that ProtoKinetix (the "Company") is a development stage company that has not yet sold or marketed any products. The Company had no revenues for the quarter ended March 31, 2004.

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

Part II.
Other Information

Item 1. Legal Proceedings .

None

Item 2. Changes in Securities

During the quarter ending March 31, 2004, the Company made the following common share issuances:

On March 17, 2004 the Company issued a total of 1,652,300 common shares. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2). The aggregate value of services was $991,380.00.

On May 12, 2004, the Company issued 500,000 common shares pursuant to consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

Disclosure Related to Form S-8 Issuances .

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

As of May 24, 2004, there are 26,896,050 shares of the Company's common stock issued and outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

A shareholder meeting was not held during the last calendar quarter.

There was not a matter submitted to our shareholders during the first calendar quarter of 2004.

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

PROTOKINETIX, INC. (Registrant)

Date: May 21, 2004	By:	/s/ Dr. John Todd

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of ProtoKinetix, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Dr. John Todd, the CEO of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 21, 2004

/s/ Dr. John Todd
Dr. John Todd
Chairman, CEO and CFO

ProtoKinetix, Inc.

CERTIFICATION PURSUANT TO
THE SARBANES-OXLEY ACT OF 2002
I, Dr. John Todd, certify that:
I have reviewed this quarterly report on Form 10-QSB of ProtoKinetix Inc.;
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

Date: May 21, 2004

/s/ Dr. John Todd
Dr. John Todd
Chairman, CEO and CFO