Form 10QSB/A
period 2003-09-30
ProtoKinetix, Inc.
filed 2004-06-30
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

SECOND AMENDED
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
Issuer's Telephone Number (604) 687-9887

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

Yes [    ] No [ X ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 29, 2004, there were 26,896,050 shares of the Company's USD $0.000013 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [    ] No [ X ].

This Form 10-QSB consists of ___ Pages.

Introduction. This Second Amended Form 10-QSB is being filed as a result of a calculation error in the number of issued and outstanding common shares as of the conclusion of the September 30, 2003 quarter. The number previously reported was 9,293,750, and the actual number of common shares issued and outstanding as of that date was 9,193,750, a difference of 100,000 shares FEWER than previously reported.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.

(formerly known as RJV NETWORK, INC.)

ProtoKinetix Inc.

(formerly known as RJV NETWORK, INC.)

Financial Statements

September 30, 2003

________________________________

CONTENTS
________________________________

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
BALANCE SHEET
September 30, 2003
(Unaudited)

ASSETS
Current Asset
Cash	$659

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to related party	$86,650
Accounts payable	17,975

Total current liabilities	104,625
Shareholders' Equity (Deficit), as restated
Common stock, $.0000053 par value; 25,000,000 common shares authorized; 9,193,750 shares issued and outstanding	49
Additional paid-in capital	191,451
Deficit accumulated during the development stage	(295,466)

(103,966)

$659

SEE NOTES TO FINANCIAL STATEMENTS

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2003 and 2002, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2003
(Unaudited)

	Three Months Ended September 30, 2003 (Restated)	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003 (Restated)	Nine Months Ended September 30, 2002	Cumulative During the Development Stage (Restated)

Interest income	$-	$-	$-	$-	$124
Expense reimbursement
from BioKinetix			2,000		2,000

	-	-	2,000	-	2,124

General and administrative
expenses
Bank charges		30	60	241	329
Professional fees	26,600	4,460	37,997	6,660	50,248
Consulting fees	176,250		176,250	370	190,095
Organizing expenses				503	5,460
Rent	15,000		15,000		15,000
Administrative fees	16,500		16,500		16,500
Marketing	13,500		13,500		13,500
Utilities	3,750		3,750		3,750
Other	2,400		2,594		2,708

	254,000	4,490	265,651	7,774	297,590

Net loss	$(254,000)	$(4,490)	$(263,651)	$(7,774)	$(295,466)

Basic and diluted loss
per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding	17,222,283	15,093,750	15,811,058	15,093,750

SEE NOTES TO FINANCIAL STATEMENTS

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2003, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2003
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development

	Shares	Amount	Capital	Stage	Total

Issuance of common stock for cash,
December 23, 1999	9,375,000	$50	$4,950	$-	$5,000
Net loss for period				(35)	(35)

Balance, December 31, 2000	9,375,000	50	4,950	(35)	4,965
Issuance of common stock for cash,
April 30, 2001	5,718,750	30	15,220		15,250
Net loss for year				(16,902)	(16,902)

Balance, December 31, 2001	15,093,750	80	20,170	(16,937)	3,313
Net loss for year				(14,878)	(14,878)

Balance, December 31, 2002	15,093,750	80	20,170	(31,815)	(11,565)
Issuance of common stock for services,
July 11, 2003, as restated	2,125,000	11	106,239		106,250
August 22, 2003	300,000	2	14,998		15,000
September 18, 2003	1,000,000	5	49,995		50,000
Shares cancelled, September 30, 2003	(9,325,000)	(49)	49
Net loss for period, as restated				(263,651)	(263,651)

Balance, September 30, 2003, as restated	9,193,750	$49	$191,451	$(295,466)	$(103,966)

SEE NOTES TO FINANCIAL STATEMENTS

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2003
(Unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Cumulative During the Development Stage

Cash Flows From Operating Activities
Net loss for period, as restated	$(263,651)	$(7,774)	$(295,466)
Issuance of common stock for services, as restated	171,250		171,250
Increase in accounts payable	10,986	3,000	17,975

Net cash flows from operating activities	(81,415)	(4,774)	(106,241)
Cash Flows From Financing Activities
Issuance of common stock for cash			20,250
Loan from shareholder		2,200	5,155
Repayment of loan from shareholder	(5,155)		(5,155)
Increase in due to related party	86,650		86,650

Net cash flows from financing activities	81,495	2,200	106,900

Net change in cash	80	(2,574)	659
Cash, beginning of period	579	3,513	-

Cash, end of period	$659	$939	$659

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

Note 2. Prior Period Adjustment

The number of shares outstanding was restated to correct for an error made in July 2003 that overstated the number of shares issued for services. The effect of the adjustment was to reduce professional fees expense and net loss for the quarter by $5,000. Accordingly, the deficit accumulated during the development stage as of September 30, 2003 was also reduced by $5,000. Additional paid in capital at September 30, 2003 was reduced by $4,999 and common stock at September 30, 2003 was reduced by $1.

As a result of this adjustment, total shares outstanding at September 30, 2003 was reduced by 100,000 shares which also reduced the weighted average number of shares for the three months and nine months ended September 30, 2003 by 88,043 and 29,670 shares, respectively. There was no effect on reported earnings per share at September 30, 2003.

There was no effect on cash flows for the three months ended September 30, 2003 as a result of this adjustment.

Note 3. Summary of Significant Accounting Policies

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

Note 4. Earnings per Share
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

Note 5. Going Concern

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

Milestone Events for the Quarter Ending September 30, 2003.

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

Subsequent Events.

On November 12, 2003, the Company announced that Dr. Jean-Marie Dupuy accepted a position on the Company's Scientific Advisory Board. Dr. Dupuy is a world recognized medical scientist who was the past Medical Director of Pasteur Merieux Connaught in France.

Plan of Operation Going Forward.

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

Item 3. Controls and Procedures

A. Evaluation of disclosure controls and procedure.

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

B. Changes in Internal Controls.

Not applicable.

Part II.
Other Information

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

During the quarter ending September 30, 2003, the Company made the following common share issuances:

On July 11, 2003, the Company issued 2,125,000 shares of its common stock to six consultants. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2). The aggregate value of services was $106,250.

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

Disclosure Related to Form S-8 Issuances.

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

Subsequent Events.

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

PROTOKINETIX, INC. [Graphic] (Registrant)

Date: June 21, 2004	By:	/s/ Dr. John Todd

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of ProtoKinetix, Inc. (the "Company") on Form 10-QSB/A for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Dr. John Todd, the CEO of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 21, 2004

/s/ Dr. John Todd

Dr. John Todd
Chairman, CEO and CFO

ProtoKinetix, Inc.

CERTIFICATION PURSUANT TO
THE SARBANES-OXLEY ACT OF 2002

I, Dr. John Todd, certify that:

I have reviewed this quarterly report on Form 10-QSB/A of ProtoKinetix Incorporated;

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

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dr. John Todd
Chairman, CEO and CFO