Form 10KSB/A
period 2003-12-31
ProtoKinetix, Inc.
filed 2004-06-30
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FIRST AMENDED
FORM 10-KSB

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

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 29, 2004, $21,785,800.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 29, 2004, there were 26,896,050 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

This Form 10-KSB consists of 33 Pages.

Introduction.

This First Amended Form 10-KSB is being filed as a result of a calculation error in the number of issued and outstanding common shares as of the conclusion of the December 31, 2003 calendar year.

The number previously reported was 27,968,750, and the actual number of common shares issued and outstanding as of December 31, 2003 was 24,743,750, a difference of 3,225,000 shares FEWER than previously reported.

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

Item 1.

Description of the Business

Important Disclosures and Disclaimers. Please note that ProtoKinetix (the "Company") is a development stage company that has not yet sold or marketed any products. The Company had no revenues for the year ended December 31, 2003.

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

ProtoKinetix's Mission. The Company's mission is to develop a new generation of medicines and diagnostics for the treatment of malignancies. The Company is focused on the anti-cancer applications of certain enhanced monoclonal antibodies, termed "superantibodies," that may improve medicinal and treatment potencies and increase sensitivity in use as diagnostics. ProtoKinetix hopes to leverage technology to create new antibodies and diagnostic assays that will be able to be used to treat and detect certain cancers.

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

Definitions of the terms used above are as follows:

"SuperAntibody". This is an industry-adopted term used to describe genetically-engineered antibodies, isolated from a single blood cell, which have been expanded in the laboratory to attack or have a desired effect on certain targeted antigens, such as cancer cells.

"RECAF" or Receptor Alpha Fetaprotein. This is a carbohydrate molecule that is located on the surface of cancer cells.

"Receptor". A structure exposed on the cell surface used for signaling or transport of molecules into the cell.

Subsequent Financing Events:

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

Item 2.    Description of the Property.

The Company does not own any real property. The Company is not currently paying a rental fee where it is located.

Item 3. Legal Proceedings.

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

As of June 29, 2004, there were approximately 36 shareholders of record of the company's Common Stock.

Sales of Unregistered Stock

As of June 29, 2004, the Company had 26,896,050 shares issued and outstanding.

General. During the year ended December 31, 2003, the Company issued a total of 14,000,000 shares, which were related to the Company's licensure assignment and asset acquisition as reported in a Form 8K on July 7, 2003 (See SEC File Number 000-32917 and Film Number 03777407).

In reliance on an exception available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, the Company issued securities as follows:

•On October 30, 2003 the Company issued 14,000,000 shares to various parties related to the Company's acquisition of the assets reported on the aforementioned Form 8K.

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

Critical Accounting Policies. Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

The following is a simple explanation of the Company's research and development thesis:

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

Antibody and Superantibody Development. In terms of creating an antibody, the Company's efforts are being led by Professor Max Arella (please see the Company's press release dated September 4, 2003). Once an antibody is created, it must be enhanced or converted into a superantibody. In order to create a superantibody, the Company has acquired access to various technologies from (a) Innexus Corporation; and (b) Perigene Corporation.

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

Selling, General and Administrative. SG&A expenses arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. As a result, we incurred a net loss of $1,528,995 during the twelve month period ended December 31, 2003 (approximately $.05 per share).

Plan of Operation. Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2004.
Subsequent Financing Event.

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

Sales and Marketing. The Company is currently not selling or marketing any products.

Liquidity and Capital Resources. At December 31, 2003, we had $104 in cash and total current assets. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation. Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2003.

E.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

In spite of the fact that the current cash obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate.

We intend to fund the Company and attempt to meet corporate obligations by selling common stock. However the Company's common stock is at a low price and is not actively traded.

F.   Results of Operations for the Year Ended December 31, 2003 as Compared to December 31, 2002

1.   Net Revenue. There was $0 revenue in 2003, and there was $0 in revenue for 2002.
2.   Net Loss From Operations. There was a $1,251,094 gross loss from operations for 2003 and a gross loss from operations of $0 for 2002.
3.   Operating Expenses. Operating expenses were $1,251,094 in 2003. These monies were paid for professional fees, consulting services related to the operations of the Company's business and other general and administrative expenses.

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

Page

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not developed a commercially viable product and, therefore, has not been able to generate any revenues to date and as a result has an accumulated deficit of $1,294,560, as restated, at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, an error resulting in an overstatement of previously reported shares issued for services and related expenses as of December 31, 2003, was discovered during 2004. Accordingly, the 2003 financial statements have been restated to correct for the error.

/s/ Peterson Sullivan PLLC

April 2, 2004, except for Note 2 as to which the date is May 23, 2004
Seattle, Washington

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
BALANCE SHEET
December 31, 2003
ASSETS
Current Asset
Cash	$ 104
Intangible Asset	2,400,000

$ 2,400,104

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$ 122,866
Accounts payable	41,548

Total current liabilities	164,414
Shareholders' Equity, as restated
Common stock, $.0000053 par value, 100,000,000 common
shares authorized; 24,743,750 shares issued and outstanding	131
Common stock issuable; 2,000,000 shares	11
Additional paid-in capital	3,530,108
Deficit accumulated during the development stage	(1,294,560)

2,235,690

$ 2,400,104

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003 and 2002, and
for the Period from December 23, 1999 (Date of Inception) to December 31, 2003

	2003	2002	Cumulative During the Development Stage

Revenues	$ -	$ -	$ -
General and administrative expenses
Professional fees, as restated	519,574		519,574
Consulting fees	661,390		661,390
Rent	22,500		22,500
Administrative fees	16,500		16,500
Promotional	11,843		11,843
Utilities	7,123		7,123
Other	12,164		12,164

	1,251,094	-	1,251,094

Loss from continuing, operations, as restated	(1,251,094)	-	(1,251,094)
Discontinued Operations
Loss from operations of the discontinued
segment	(11,651)	(14,878)	(43,466)
Net loss, as restated	$(1,262,745)	$ (14,878)	$(1,294,560)

Net loss per share (basic and fully diluted)
Continuing operations	$ (0.05)	$ (0.00)
Discontinued operations	(0.00)	(0.00)

Net loss per common share	$ (0.05)	$ (0.00)

Weighted average number of common
shares outstanding, as restated	17,153,955	11,276,077

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2003 and 2002, and
for the Period from December 23, 1999 (Date of Inception) to December 31, 2003

						Deficit
						Accumulated
			Common Stock		Additional	During the
	Common Stock		Issuable		Paid-in	Development

	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ 5,000
Net loss for period						(35)	(35)

Balance, December 31, 2000	9,375,000	50	-	-	4,950	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220		15,250
Net loss for year						(16,902)	(16,902)

Balance, December 31, 2001	15,093,750	80	-	-	20,170	(16,937)	3,313
Net loss for year						(14,878)	(14,878)

Balance, December 31, 2002	15,093,750	80	-	-	20,170	(31,815)	(11,565)
Issuance of common stock for services:
July 2003, as restated	2,125,000	11			424,989		425,000
August 2003	300,000	2			14,998		15,000
September 2003, as restated	1,000,000	5			49,995		50,000
October 2003	1,550,000	8			619,992		620,000
Issuance of common stock for license rights	14,000,000	74			2,099,926		2,100,000
Common stock issuable for license rights			2,000,000	11	299,989		300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49
Net loss for year, as restated						(1,262,745)	(1,262,745)

Balance, December 31, 2003, as restated	24,743,750	$ 131	2,000,000	$ 11	$3,530,108	$(1,294,560)	$2,235,690

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002, and
for the Period from December 23, 1999 (Date of Inception) to December 31, 2003

			Cumulative
			During the
			Development
	2003	2002	Stage

Cash Flows from Operating Activities
Net loss for period, as restated	$(1,262,745)	$ (14,878)	$(1,294,560)
Issuance of common stock for services
and expenses, as restated	1,110,000		1,110,000
Increase in amounts due to outside
management consultants	122,866		122,866
Increase in accounts payable	34,559	6,989	41,548

Net cash flows from operating
activities	4,680	(7,889)	(20,146)
Cash Flows from Financing Activities
Issuance of common stock			20,250
Payment of shareholders' loans	(5,155)	4,955

Net cash flows provided by
financing activities	(5,155)	4,955	20,250

Net change in cash	(475)	(2,934)	104
Cash, beginning of period	579	3,513

Cash, end of period	$ 104	$ 579	$ 104

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

In 2003, the Company entered into an assignment of license agreement (the "Agreement") with BioKinetix, an Alberta, Canada, corporation. The Agreement provided the Company with an exclusive assignment of all of the rights (the "Rights") that BioKinetix possessed relating to two proprietary technologies that are being developed for the creation and commercialization of "superantibodies,'' an enhancement of antibody technology that makes ordinary antibodies much more lethal. In consideration, the Company's Board of Directors authorized the Company to issue 16,000,000 shares of its stock to the shareholders of BioKinetix. Also, the Company's existing directors agreed to resign and the Company cancelled 9,325,000 common shares owned by the former president (representing the majority of his shares). New Company directors were installed. In October 2003, 14,000,000 of the committed shares were issued. The remaining 2,000,000 shares are expected to be issued in 2004.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product and has not generated any revenues to date and has incurred losses since inception resulting in a net accumulated deficit of $1,294,560, as restated at December 31, 2003. The Company's current liabilities exceed their current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The earnings per share for the years ended December 31, 2003 and 2002, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no potentially dilutive common shares outstanding during the period December 23, 1999 to December 31, 2003. During the year, the Company obtained certain licensing rights in exchange for 16,000,000 common shares of the Company's stock, 2,000,000 of which shares are expected to be issued subsequent to year end. For purposes of earnings per share computations, all of these shares have been included as outstanding as of October 2003, the date of the original issuance of the shares to affect the acquisition of the license rights (Note 2).

Stock-Based Compensation

The Company has a stock-based equity incentive plan, which is described more fully in Note 5. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net loss when options granted under the plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No options have been granted under the plan therefore no reconciliation is provided of the effects on net income in applying the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation cost for stock options and warrants to purchase stock granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted, amortized over the estimated life of the option or warrant. This compensation cost is recognized ratably over the vesting period. In accordance with APB No. 25, the Company records compensation costs only for stock options issued to non-employees. The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.

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

Note 2. Restatement

The number of shares outstanding was restated to correct for an error made in the third quarter of 2003 in an overstatement of shares issued for services in that quarter. The effect of the adjustment was to reduce professional fees expense and net loss for the year by $266,250. Accordingly, the deficit accumulated during the development stage as of December 31, 2003 was reduced by $266,250. Additional paid-in capital at December 31, 2003 was reduced by $266,233 and common stock at December 31, 2003 was reduced by $17.
As a result of this adjustment, total shares outstanding at December 31, 2003, was reduced by 3,225,000 shares which also reduced the weighted average number of shares at December 31, 2003 by 1,397,055 shares. There was no effect on reported earnings per share at December 31, 2003.

There was no effect on cash flows for the year ended December 31, 2003 as a result of this adjustment.

Note 3. Intangible Asset

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

Note 4. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2003, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $1,300,000 available to reduce future taxable income. The tax loss expires in years between 2022 and 2023.

The deferred tax asset associated with the tax loss carryforward is approximately $325,000. The Company has provided a full valuation allowance against the deferred tax asset. The valuation allowance increased by $314,200 from December 31, 2002, and $8,300 from December 31, 2001.

Note 5. Discontinued Operations

In 2003, the Company signed the licensing agreement described in Note 1. This agreement changed the Company's business plan to that of a medical research company. Accordingly, the operating results related to the internet-based real estate listing segment have been presented as discontinued operations in these financial statements for all periods presented.

Note 6. Stock-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's common stock and options to purchase up to 5,000,000 shares of the Company's common stock to officers, directors, employees and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. During 2003, the Company issued a total of 4,975,000 shares, as restated, from both plans to non-employee consultants for services rendered as follows:

Date	Number of Shares	Value Per Share
July 2003, as restated	2,125,000	$0.05
August 2003	300,000	$0.05
September 2003, as restated	1,000,000	$0.05
October 2003	1,550,000	$0.40

Note 7. Subsequent Event

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

Resume of Dr. John Todd

** See previously filed Form 10-KSB for the year ended December 31, 2003

Resume of Dr. Jean-Marie Dupuy

** See previously filed Form 10-KSB for the year ended December 31, 2003

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

Options/SAR Grants in the Last Fiscal Year: N/A

Employment Agreements: None

Chief Executives Officer’s compensation: During fiscal year 2003, Dr. John Todd did not draw a salary nor did the Company accrue a salary for any obligation.

Compensation of Directors:

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

Name and Address	Shares Beneficially Owned (1)	Percent of Class
Dr. John Todd	2,040,000	8.2%
Dr. Jean-Marie Dupuy	0	0%

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

* Previously filed

•A Form 8-K was filed by the Company during August 27, 2001, disclosing a 1:75 forward split of the Company's common shares.

•On July 5, 2003 (SEC Film Number 03769335), the Company disclosed that it had withdrawn its 14(c) Information Statement with the SEC and that it was however committed to the effect of the transaction with BioKinetix.

•On July 7, 2003 (SEC Film Number 03777407), the Company disclosed that it had rescinded its merger agreement with BioKinetix, and that it had instead executed an assignment of license agreement in order to effect the principles of the previously executed BioKinetix-RJV Merger Agreement. In this disclosure, the company additionally disclosed that its entire board of directors had resigned and that a new board had been installed for a one year term.

•On August 21, 2003 (SEC Film Number 03859209), the Company filed a Form 8-K that disclosed that the articles of incorporation had been amended and that the name of the Company had changed to ProtoKinetix, Incorporated.

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

PROTOKINETIX, INC. [Graphic] (Registrant)

Date: June 22, 2004	By:	/s/ Dr. John Todd [Graphic]

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

ProtoKinetix, Inc.

CERTIFICATION PURSUANT TO
THE SARBANES-OXLEY ACT OF 2002

I, Dr. John Todd, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of ProtoKinetix, Inc.;

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

Date: June 22, 2004

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

Dated this June 22, 2004           /s/ Dr. John Todd
                   Dr. John Todd,
                   Chairman and CEO