Form 10QSB
period 2004-06-30
ProtoKinetix, Inc.
filed 2004-08-18
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004 or

[     ]   Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

____________________________________________

Commission File No. 000-32917
PROTOKINETIX, INC. a development stage corporation (formerly known as RJV NETWORK, INC.) (Name of small business issuer in its charter)
_____________________________________________

Nevada	94-3355026
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

Suite 1500-885 West Georgia Street Vancouver, British Columbia Canada	V6C 3E8
(Address of Principal Executive Offices)	(Zip Code)

(604) 687-6607
Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2004, there were 27, 005,806 shares of the Company's USD $0.0000053 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format:
Yes [     ] No [ X ]

FORM 10-QSB QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.
a development stage corporation
(formerly known as RJV NETWORK, INC.)

Section	Heading	Page

Part I	Financial Information

Item 1	Financial Statements	3
	Balance Sheet at June 30, 2004 (Unaudited)	4
	Statements of Operations (Unaudited) for the three months ended June 30, 2004 and 2003, and for the Period From December 23, 1999 (Date of Inception) to June 30, 2004	5
	Statements of Stockholders' Equity (Deficit) (Unaudited) for the three months ended June 30, 2004, and for the Period From December 23, 1999 (Date of Inception) to June 30, 2004	6
	Statements of Cash Flows (Unaudited) for the three months ended June 30, 2004 and 2003, and for the Period From December 23, 1999 (Date of Inception) to June 30, 2004	7
	Notes to Financial Statements	8-10
Item 2	Management's Discussion and Analysis	11-12
Item 3	Controls and Procedures	12-13

Part II	Other Information

Item 1	Legal Proceedings	14
Item 2	Changes in Securities	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Submission of Matters to a Vote of Security Holders	14
Item 5	Other Information	14
Item 6	Exhibits and Reports on Form 8-K	14-15

	Signatures	16

Item 1.

ProtoKinetix, Inc.

Financial Statements for the

Period Ended June 30, 2004

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)

BALANCE SHEET
June 30, 2004
(Unaudited)

ASSETS
Current Asset
Cash	$49,643
Computer equipment	1,683
Intangible Assets	2,445,756
$2,497,082
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$107,149
Accounts payable	66,963
Accrued interest	12,600
Total current liabilities	186,712
Long-term Debt, related party	315,000
Total liabilities	501,712
Stockholders' Equity, as restated
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 26,896,050 shares issued and outstanding	143
Common stock issuable; 2,000,000 shares	11
Additional paid-in capital	5,036,476
Deficit accumulated during the development stage	(3,041,260)
1,995,370
$2,497,082

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2004 and 2003, and for the Period From
December 23, 1999 (Date of Inception) to June 30, 2004
(Unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Cumulative During the Development Stage
Revenues	$-	$-	$-	$-	$-
General and administrative
expenses
Professional fees	23,593		1,033,667		1,553,241
Consulting fees	515,000		522,626		1,184,016
Rent	6,189		12,126		34,626
Administrative fees	1,238		2,308		18,808
Promotional			1,287		13,130
Utilities	894		2,944		10,067
Research	100,001		109,533		109,533
Investor relations	26,659		38,403		38,403
Interest	6,300		12,600		12,600
Other	7,730		11,206		23,370
	687,604	-	1,746,700	-	2,997,794
Loss from continuing
operations	(687,604)	-	(1,746,700)		(2,997,794)
Discontinued Operations
Loss from operations of the
discontinued segment		(3,441)		(9,651)	(43,466)
Net loss	$(687,604)	$(3,441)	$(1,746,700)	$(9,651)	$(3,041,260)
Net Loss per Share (basic and
fully diluted)
Continuing operations	$(0.02)	$0.00	$(0.06)	$0.00	$(0.20)
Discontinued operations	0.00	(0.00)	0.00	(0.00)	(0.00)
Net loss per common	$(0.02)	$(0.00)	$(0.06)	$(0.00)	$(0.20)
share
Weighted average shares
outstanding	28,665,281	15,093,750	27,854,793	15,093,750	15,443,345

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2004, and for the Period From
December 23, 1999 (Date of Inception) to June 30, 2004
(Unaudited)

						Deficit
			Common			Accumulated
	Common Stock		Stock Issuable		Additional Paid-in	During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$5,000
Net loss for period						(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220		15,250
Net loss for year						(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	(16,937)	3,313
Net loss for year						(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	(31,815)	(11,565)
Issuance of common stock for services:
July 2003, as restated	2,125,000	11			424,989		425,000
August 2003	300,000	2			14,998		15,000
September 2003, as restated	1,000,000	5			49,995		50,000
October 2003	1,550,000	8			619,992		620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926		2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989		300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49
Net loss for year, as restated						(1,262,745)	(1,262,745)
Balance, December 31, 2003, as restated	24,743,750	131	2,000,000	11	3,530,108	(1,294,560)	2,235,690
Issuance of common stock for services:
March 2004	1,652,300	9			991,371		991,380
May 2004	500,000	3			514,997		515,000
Net loss for period						(1,746,700)	(1,746,700)
Balance, June 30, 2004	26,896,050	$143	2,000,000	$11	$5,036,476	$(3,041,260)	$1,995,370

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003, and for the Period From
December 23, 1999 (Date of Inception) to June 30, 2004
(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$(1,746,700)	$(9,651)	$(3,041,260)
Issuance of common stock for services
and expenses	1,506,380		2,616,380
Change in amounts due to outside
management consultants	(15,717)		107,149
Change in accounts payable	25,415	10,986	66,963
Increase in interest payable	12,600		12,600
Net cash flows (used in) provided
by operating activities	(218,022)	1,335	(238,168)
Cash Flows from Investing Activities
Acquisition of license rights	(45,756)		(45,756)
Purchase of computer equipment	(1,683)		(1,683)
Net cash flows used in investing
activities	(47,439)		(47,439)
Cash Flows from Financing Activities
Issuance of common stock			20,250
Loan from related party	315,000		315,000
Payment of shareholders' loans		(1,255)
Net cash flows provided by (used in)
financing activities	315,000	(1,255)	335,250
Net change in cash	49,539	80	49,643
Cash, beginning of period	104	579
Cash, end of period	$49,643	$659	$49,643

PROTOKINETIX, INC.
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

PROTOKINETIX, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3. Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception resulting in a net accumulated deficit of $3,041,260 at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

There was no effect on net loss or earnings per share or cash flows for the three or six months ended June 30, 2004 and 2003 as a result of this adjustment.

Note 5. Intangible Assets

The intangible assets consist of license rights to proprietary medical research technologies. The cost of the license rights is stated at cost or the value of the shares issued by the Company to acquire the license rights. The cost is not amortized because the licenses have indefinite lives. At June 30, 2004, management has determined that there is no impairment in the license rights that should be recorded against the carrying amount of the assets.

PROTOKINETIX, INC.
NOTES TO FINANCIAL STATEMENTS

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

Note 7. Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The earnings per share for the periods ended June 30, 2004 and 2003, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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

Note 9. Subsequent Event

In July 2004, a total of 109,756 shares valued at $92,195 were issued in exchange for consulting services rendered.

Item 2. Management's Discussion and Analysis

Please review "Forward Looking Information and Cautionary Statement" section below.

A.      Plan of Operation

General

ProtoKinetix Inc., (the "Company," or "PROTOKINETIX") is a biotechnology research and development company focused on the application of SuperAntibody-based products for the treatment and diagnosis of certain cancers.

(a)    Plan of Operation. The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, PROTOKINETIX has no product or products, and has received no patents or FDA approval for any product or diagnostic procedures.

On July 5, 2003, ProtoKinetix, Inc. entered into an assignment of license agreement (the "Agreement") with BioKinetix Research, Inc. ("BioKinetix"). The Agreement provided the Company with a 100% assignment of all of the rights (the "Rights") that BioKinetix possessed relating to two proprietary technologies that are being developed for the creation and commercialization of "super antibodies," an enhancement of antibody technology that makes ordinary antibodies much more lethal.

ProtoKinetix Inc.'s mission is to develop a new generation of medicines and diagnostics for the treatment of malignancies. The Company will be focused on the anti-cancer applications of certain monoclonal antibodies, termed "Super antibodies," that may improve medicinal and treatment potencies and increase sensitivity in use as diagnostics. ProtoKinetix hopes to use this technology to create new antibodies and diagnostic assays that will be able to be used to treat and detect certain cancers.

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

We face exposure to fluctuations in the price of our common stock due to the very limited cash resources we have. For example, the Company has very limited resources to pay legal and accounting professionals. If we are unable to pay a legal or accounting professional in order to perform various professional services for the Company, it may be difficult for the Company to maintain its reporting status under the '34 Exchange Act. If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become "delisted" and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

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

Milestone Events during the Quarter Ending June 30, 2004 and Subsequent Events

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

On June 28, 2004, the Company announced that it had reached an agreement with Perigene, Inc. to acquire a patented antifreeze glycoprotein technology known as AFGP. The initial executed agreement, which was approved by the Perigene board of directors, calls for a due diligence period. The Company believes that the two companies will be able to reach a set of final negotiated terms within the next 10 days. The final negotiated terms will be memorialized in a Final Agreement. The Company believes that the transaction should ultimately close within 30 days.

(1)	Plan of Operation for the Next Twelve Months The Company’s short-term goal is to design a research program towards the development of a therapeutic agent. Any long term objectives will be defined by Management's ability to execute on the development of the aforementioned intellectual property rights that were the subject of the Company's public filings.
(2)	Plan of Operation for the Next Quarterly Period The Company’s goal is to complete the due diligence pertaining to the AFGP transaction and execute the Final Agreement. Further, the Company will seek to secure additional financing following the execution of the Final Agreement.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

Please note that ProtoKinetix (the "Company") is a development stage company that has not yet sold or marketed any products. The Company had no revenues for the quarter ended June 30, 2004.

It is important to understand that although the Company (as is discussed below) is focused on various efforts related to the use of antibodies and super antibodies in order to identify and treat malignancies, to date, there has been no development of any product (antibodies or super antibodies) by the Company. Although the Company is continuing to conduct research based on the above referred to and below stated theses, such successful research and development and the ultimate commercialization of a viable product may never occur, and there can be no certainty that any such antibodies will be developed by the Company. Further, even if a product or antibody or SuperAntibody is developed, the desired results for which it was originally intended may not be achieved.

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

The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete film projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

Part II.
Other Information

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities

During the quarter ending June 30, 2004, the Company made the following common share issuances:

Issuances during quarter ending June 30, 2004:

On May 12, 2004, the Company issued 500,000 restricted common shares to Mohamed Verjee pursuant to consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

Subsequent issuances:

On July 13, 2004, the Company issued 91,463 common shares to Mark L. Baum pursuant to consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

On July 13, 2004, the Company issued 18,293 common shares to Luis Carrillo pursuant to consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

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

As of August 10, 2004, there are 27,005,806 shares of the Company's common stock issued and outstanding.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

A shareholder meeting was not held during the last calendar quarter.

There was not a matter submitted to our shareholders during the second calendar quarter of 2004.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports Filed on Form 8-K:

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

3.1     Certificate and Articles of Incorporation (1)
3.2     Bylaws of Registrant (2)
31.1**  Certification of Chief Executive Officer Pursuant to Section 302
31.2**  Certification of Chief Financial Officer Pursuant to Section 302
32.1**  Certification of Chief Executive Officer Pursuant Section 906
32.2**  Certification of Chief Financial Officer Pursuant Sections 906
(1)	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.
(2)	By-Laws filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.
** Filed herewith.

(b) Forms 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2004.

ProtoKinetix, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: August 18, 2004	By:	/s/ Dr. John Todd

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)