Form 10QSB
period 2004-09-30
ProtoKinetix, Inc.
filed 2004-11-22
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004 or

[     ]    Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. 0-32917
PROTOKINETIX, INC. a development stage corporation (Name of small business issuer in its charter) (formerly known as RJV NETWORK, INC.)
_____________________________________________

Nevada	94-3355026
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

885 West Georgia Street, Suite 1500 Vancouver, British Columbia Canada	V6C 3E8
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [ ] No [ X ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2004, there were 28,583,206 shares of the Company's USD $0.0000053 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format:
Yes [ ] No [ X ].

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.
a development stage corporation
(formerly known as RJV NETWORK, INC.)

Section	Heading	Page

Part I	Financial Information

Item 1	Financial Statements
	Balance Sheet at September 30, 2004 (Unaudited)	F-1
	Statements of Operations (Unaudited) for the three months ended September 30, 2004 and 2003, and for the Period From December 23, 1999 (Date of Inception) to September 30, 2004	F-2
	Statements of Stockholders' Equity (Deficit) (Unaudited) for the three months ended September 30, 2004, and for the Period From December 23, 1999 (Date of Inception) to September 30, 2004	F-3
	Statements of Cash Flows (Unaudited) for the three months ended September 30, 2004 and 2003, and for the Period From December 23, 1999 (Date of Inception) to September 30, 2004	F-4
	Notes to Financial Statements	F-5 - F-6
Item 2	Management's Discussion and Analysis	1
Item 3	Controls and Procedures	2

Part II	Other Information

Item 1	Legal Proceedings	3
Item 2	Changes in Securities	3
Item 3	Defaults Upon Senior Securities	3
Item 4	Submission of Matters to a Vote of Security Holders	3
Item 5	Other Information	3
Item 6	Exhibits and Reports on Form 8-K	4

	Signatures	5
	Certifications of Chief Executive Officer and Chief Financial Officer
	Sarbanes-Oxley Certifications

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)

BALANCE SHEET

September 30, 2004
(Unaudited)
ASSETS
Current Asset
Cash	$39,156
Computer Equipment	1,683
Intangible assets	2,445,756
$2,486,595
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to outside management consultants	$128,005
Accounts payable	52,639
Accrued interest	18,900
Note payable, related party	315,000
Total current liabilities	514,544
Stockholders' Equity (Deficit)
Common stock, $.0000053 par value; 100,000,000 common shares authorized; 27,155,806 shares issued and outstanding	145
Common stock, issuable; 2,050,000 shares	11
Additional paid-in capital	5,242,169
Deficit accumulated during the development stage	(3,270,274)
1,972,051
$2,486,595

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2004 and 2003, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2004
(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Cumulative During the Development Stage
Interest income	$-	$-	$-	$-	$124
Expense reimbursement
from BioKinetix				2,000	2,000
		-		2,000	2,124
General and administrative
expenses
Professional fees	127,340	23,159	1,161,007	28,346	1,682,705
Consulting fees	71,000	495,000	593,626	495,000	1,255,016
Rent	6,420	15,000	18,546	15,000	41,046
Administrative fees		16,500	2,308	16,500	18,808
Promotional	2,518	13,500	3,805	13,500	15,648
Utilities	2,350	3,750	5,294	3,750	12,417
Research			109,533		109,533
Investor relations	8,160		46,563		46,563
Interest	6,300		18,900		18,900
Other	4,926	2,400	16,132	2,654	28,296
	229,014	569,309	1,975,714	574,750	3,228,932
Loss from continuing operations	$(229,014)	$(569,309)	$(1,975,714)	$(572,750)	$(3,226,808)
Discontinued operations
Loss from operations of the discontinued segment		(3,441)		(9,651)	(43,466)
Net loss	$(229,014)	$(572,750)	$(1,975,714)	$(582,401)	$(3,270,274)
Net loss per share (basic and fully diluted)
Continuing operations	$(0.01)	$(0.00)	$(0.07)	$(0.04)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss	$(0.01)	$(0.00)	$(0.07)	$(0.04)
Weighted average shares
outstanding	29,063,667	17,222,283	28,260,875	15,811,058

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2004, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2004
(Unaudited)
						Deficit
						Accumulated
			Common Stock			During the
	Common Stock		Issuable		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$5,000
Net loss for period						(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220		15,250
Net loss for year						(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	(16,937)	3,313
Net loss for year						(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989		425,000
August 2003	300,000	2			14,998		15,000
September 2003	1,000,000	5			49,995		50,000
October 2003	1,550,000	8			619,992		620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926		2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989		300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49
Net loss for year						(1,262,745)	(1,262,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	(1,294,560)	2,235,690
Issuance of common stock for services:
March 2004	1,652,300	9			991,371		991,380
May 2004	500,000	3			514,997		515,000
July 2004	159,756	1			119,694		119,695
August 2004	100,000	1			70,999		71,000
Common stock issuable for cash			50,000		15,000		15,000
Net loss for period						(1,975,714)	(1,975,714)
Balance, September 30, 2004	27,155,806	$145	2,050,000	$11	$5,242,169	$(3,270,274)	$1,972,051

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2004
(Unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Cumulative During the Development Stage
Cash Flows From Operating Activities
Net loss for period	$(1,975,714)	$(582,401)	$(3,270,274)
Issuance of common stock for services and expenses	1,697,075	490,000	2,807,075
Change in amounts due to outside management	5,139		128,005
Change in accrued interest	18,900		18,900
Change in accounts payable	11,091	10,986	52,639
Net cash flows used in operating activities	(243,509)	(81,415)	(263,655)
Cash Flows from Investing Activities
Acquisition of license rights	(45,756)		(45,756)
Purchase of computer equipment	(1,683)		(1,683)
Net cash flows used in investing activities	(47,439)		(47,439)
Cash Flows From Financing Activities
Issuance of common stock for cash	15,000		35,250
Repayment of loan from stockholder		(5,155)
Increase in due to outside management consultants		86,650
Advances under note payable, related party	315,000	-	315,000
Net cash flows from financing activities	330,000	81,495	350,250
Net change in cash	39,052	80	39,156
Cash, beginning of period	104	579	-
Cash, end of period	$39,156	$659	$39,156

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

Note 3. Going Concern
As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit of $3,242,774 at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4. Intangible Assets

The intangible assets consist of license rights to proprietary medical research technologies. The cost of the license rights is stated at cost or the value of the shares issued by the Company to acquire the license rights. The cost is not amortized because the licenses have indefinite lives. At September 30, 2004, management has determined that there is no impairment in the license rights that should be recorded against the carrying amount of the assets.

Note 5. Note Payable, Related Party

On February 1, 2004, the Company executed a subscription agreement under which the Company issued to a corporation owned by a stockholder an 8% secured convertible note in exchange for $315,000. The note is due February 1, 2005, and is convertible into shares of the Company's common stock at the lower of $0.30 per share or 70% of the average of the three lowest trading prices for the 30 days prior to the conversion date.

Note 6. Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The earnings per share for the periods ended September 30, 2004 and 2003, and the period cumulative during the development stage have been adjusted accordingly. Diluted earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

During 2003, the Company obtained certain licensing rights in exchange for 16,000,000 common shares of the Company's stock, 2,000,000 of which shares remain to be issued. For purposes of earnings per share computations, all of these shares have been included as outstanding as of October 2003, the date of the original issuance of the shares to affect the acquisition of the license rights. In September 2004, the Company received $15,000 cash in exchange for 50,000 common shares which are expected to be issued in the fourth quarter. These shares are considered outstanding as of September 2004 for purposes of earnings per share computations.

Note 7. Discontinued Operations

In 2003, the Company signed the licensing agreement described in Note 1. This agreement changed the Company's business plan to that of a medical research company. Accordingly, the operating results related to the internet-based real estate listing segment have been presented as discontinued operations in these financial statements for all periods presented.

Note 8. Subsequent Events

Subsequent to September 30, 2004, the Company issued 1,382,400 shares to various consultants and directors for consulting services.

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

Milestone Events during the Quarter Ending September 30, 2004 and Subsequent Events

On September 8, 2004, the Company announced the execution of a definitive agreement ("Agreement") with The Perigene Company for the exclusive worldwide right to license and market the gem-Difluoro platform technology (“GDPT”). The transaction related to the Agreement closed on September 19, 2004.

The GDPT will be used in Registrant’s research with Anti-Freeze-Glyco Proteins (“AFGP”), and will be further developed and incorporated into Registrant’s products. The licensed AFGP technology has been shown to produce a stable AFGP that is able to prevent ice crystals from forming in cells at temperatures below freezing. As such, the Registrant believes that the licensed AFGP technology may give the Registrant the ability to produce a variety of AFGPs that can be tailored to meet specific needs.

As of the date of this filing, the Registrant (1) has no customers for an AFGP molecule, and (2) has not sold any products containing the AFGP molecule.

(1)	Plan of Operation for the Next Twelve Months The Company’s short-term goal is to design a research program towards the development of a therapeutic agent. Any long term objectives will be defined by Management's ability to execute on the development of the aforementioned intellectual property rights that were the subject of the Company's public filings.
(2)              Plan of Operation for the Next Quarterly Period The Company’s goal is to continue its research and development of the AFGP technology to produce
                               AFGPs that are tailored to meet specific needs. To meet this goal, the Company will seek to secure additional financing for further development of the AFGP technology, as well as implementation of the AFGP technology into its products.

1

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

Please note that ProtoKinetix (the "Company") is a development stage company that has not yet sold or marketed any products. The Company had no revenues for the quarter ended September 30, 2004.

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

2

Part II.  Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending September 30, 2004, the Company made the following stock issuances:

DATE	NUMBER OF SHARES	REASON ISSUED
July 13, 2004	91,463	Payment under Consulting Agreement
July 13, 2004	18,293	Payment under Consulting Agreement
July 29, 2004	50,000	Payment under Consulting Agreement (1)
August 25, 2004	100,000	Payment under Consulting Agreement
TOTAL	259,756

(1) This share issuance was made in lieu of cash payment for services rendered and was considered an exempt transaction made under the Securities Act of 1933, Section 4(2).

Subsequent Events:

Subsequent to the end of the third quarter on September 30, 2004, the Company made the following stock issuances:

DATE	NUMBER OF SHARES	REASON ISSUED
October 1, 2004	110,300	Payment under Consulting Agreement
October 1, 2004	22,100	Payment under Consulting Agreement
October 27, 2004	300,000	Payment under Consulting Agreement
October 27, 2004	100,000	Payment under Consulting Agreement
October 27, 2004	50,000	Payment under Consulting Agreement
October 27, 2004	150,000	Payment under Consulting Agreement
November 2, 2004	400,000	Payment under Consulting Agreement (1)
November 2, 2004	250,000	Payment under Consulting Agreement (1)
TOTAL	1,382,400

(1) This share issuance was made in lieu of cash payment for services rendered and was considered an exempt transaction made under the Securities Act of 1933, Section 4(2).

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

As of November 2, 2004, there were 28,488,206 shares of the Company's common stock issued and outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

A shareholder meeting was not held during the last calendar quarter.

There was not a matter submitted to our shareholders during the third calendar quarter of 2004.

Item 5. Other Information

Not applicable.

3

Item 6. Exhibits and Reports Filed on Form 8-K

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
** Filed herewith.

(b) Forms 8-K

On September 23, 2004, the Company filed an 8-K announcing the execution of the License Agreement with Perigene.

4

ProtoKinetix, Inc.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: November 19, 2004	By:	/s/ Dr. John Todd
Dr. John Todd
Chairman of the Board of Directors, CEO and CFO

5