Form 10QSB
period 2003-09-30
ProtoKinetix, Inc.
filed 2004-11-23
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

THIRD AMENDED
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

Yes [ ] No [ X ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 29, 2004, there were 26,896,050 shares of the Company's USD $0.000053 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ].

This Form 10-QSB consists of ___ Pages.

Introduction. This Third Amended Form 10-QSB is being filed as a result of a calculation error in the value of shares outstanding in July 2003 that understated the value of shares issued for services. The effect of the adjustment was to increase professional fees expense and net loss for the quarter by $318,750. Accordingly, the deficit accumulated during the development stage as of September 30, 2003, was increased by $318,750. Additional paid in capital at September 30, 2003, was increased by $318,750.

1

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.

(formerly known as RJV NETWORK, INC.)

2

ProtoKinetix Inc.

(formerly known as RJV NETWORK, INC.)

Financial Statements

September 30, 2003

________________________________

CONTENTS
________________________________

3

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)

BALANCE SHEET

September 30, 2003
(Unaudited)
ASSETS
Current Asset
Cash	$659
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to related party	$86,650
Accounts payable	17,975
Total current liabilities	104,625
Stockholders' Equity (Deficit), as restated
Common stock, $.0000053 par value; 25,000,000 common shares authorized; 9,193,750 shares issued and outstanding	49
Additional paid-in capital	510,201
Deficit accumulated during the development stage	(614,216)
(103,966)
$659

See Notes to Financial Statements
4

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2003 and 2002, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2003
(Unaudited)

	Three Months Ended September 30, 2003 (Restated)	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003 (Restated)	Nine Months Ended September 30, 2002	Cumulative During the Development Stage (Restated)
Interest income	$-	$-	$-	$-	$124
Expense reimbursement
from BioKinetix			2,000		2,000
-		-	2,000	-	2,124
General and administrative
expenses
Bank charges		30	60	241	329
Professional fees	26,600	4,460	37,997	6,660	50,248
Consulting fees	495,000		495,000	370	508,845
Organizing expenses				503	5,460
Rent	15,000		15,000		15,000
Administrative fees	16,500		16,500		16,500
Marketing	13,500		13,500		13,500
Utilities	3,750		3,750		3,750
Other	2,400		2,594		2,708
	572,750	4,490	584,401	7,774	616,340
Net loss	$(572,750)	$(4,490)	$(582,401)	$(7,774)	$(614,216)
Basic and diluted loss
per common share	$(0.03)	$(0.00)	$(0.04)	$(0.00)
Weighted average shares
outstanding	17,222,283	15,093,750	15,811,058	15,093,750

See Notes to Financial Statements
5

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2003, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2003
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Issuance of common stock for cash,
December 23, 1999	9,375,000	$50	$4,950	$-	$5,000
Net loss for period				(35)	(35)
Balance, December 31, 2000	9,375,000	50	4,950	(35)	4,965
Issuance of common stock for cash,
April 30, 2001	5,718,750	30	15,220		15,250
Net loss for year				(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	20,170	(16,937)	3,313
Net loss for year				(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	20,170	(31,815)	(11,565)
Issuance of common stock for services,
July 11, 2003, as restated	2,125,000	11	424,989		425,000
August 22, 2003	300,000	2	14,998		15,000
September 18, 2003	1,000,000	5	49,995		50,000
Shares cancelled, September 30, 2003	(9,325,000)	(49)	49
Net loss for period, as restated				(582,401)	(582,401)
Balance, September 30, 2003, as restated	9,193,750	$49	$510,201	$(614,216)	$(103,966)

See Notes to Financial Statements
6

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2003
(Unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Cumulative During the Development Stage
Cash Flows From Operating Activities
Net loss for period, as restated	$(582,401)	$(7,774)	$(614,216)
Issuance of common stock for services, as restated	490,000		490,000
Increase in accounts payable	10,986	3,000	17,975
Net cash flows from operating activities	(81,415)	(4,774)	(106,241)
Cash Flows From Financing Activities
Issuance of common stock for cash			20,250
Loan from shareholder		2,200	5,155
Repayment of loan from shareholder	(5,155)		(5,155)
Increase in due to related party	86,650		86,650
Net cash flows from financing activities	81,495	2,200	106,900
Net change in cash	80	(2,574)	659
Cash, beginning of period	579	3,513	-
Cash, end of period	$659	$939	$659

See Notes to Financial Statements
7

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

Note 2. Prior Period Adjustment

The value of shares outstanding was restated to correct for an error made in July 2003 that understated the value of shares issued for services. The effect of the adjustment was to increase professional fees expense and net loss for the quarter by $318,750. Accordingly, the deficit accumulated during the development stage as of September 30, 2003, was increased by $318,750. Additional paid in capital at September 30, 2003, was increased by $318,750.

The total number of shares outstanding at September 30, 2003, was not changed so there was no effect on the weighted average number of shares for the three and nine months ended September 30, 2003. Reported loss per share for the three and nine months ended September 30, 2003, increased from $(0.00) to $(0.03) and from $(0.00) to $(0.04), respectively.

There was no effect on cash flows for the nine months ended September 30, 2003, as a result of this adjustment.

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

2. Long Term Goals

Any long term objectives will be defined by Management's ability to execute on the development of the aforementioned intellectual property rights that were the subject of the Company's last Form 8-K filing.Item 3. Controls and Procedures

A. Evaluation of disclosure controls and procedure.

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

PROTOKINETIX, INC. (Registrant)

Date: November 22, 2004	By:	/s/ Dr. John Todd

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

