Form 10KSB
period 2004-12-31
ProtoKinetix, Inc.
filed 2005-04-15
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934 for the fiscal year ended December 31, 2004.
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
Yes [ ] No [ X ]
Issuer's revenues for its most recent fiscal year:	USD $0

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
As of April 11, 2005, based on $.64 per share, $19,986,584.00
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:	As of April 12, 2005, 34,129,038 common shares

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes [ X ] No [   ].

This Form 10-KSB consists of 39 pages.

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

PROTOKINETIX, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a development stage company that has not yet sold or marketed any products. The Company had no revenues for the year ended December 31, 2004.

It is important to understand that although the Company (as is discussed below) is focused on various promising operational efforts, to date, there has not been a commercial product developed by the Company. The Company continues to conduct research; however, the ultimate commercialization of a viable product may never occur. Further, even if a product is developed, the desired results for which it was originally intended may not be achieved.

General

ProtoKinetix is a biologic research company based in Vancouver, British Columbia, Canada. The Company's mission is to conduct high quality medical research in order to address opportunities to treat specific conditions. All of the Company's research is conducted by third party laboratories by contracted entities and scientists in various parts of the world.

The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, the Company has no product or products, and has received no patents or FDA approval for any product or diagnostic procedures.

The Company currently has no full time employees. The Company operates with a skeletal management team headed by John Todd, M.D. In addition to Dr. Todd, the Company receives advice and counsel from its Scientific Advisory Board. A short biography of Dr. Todd may be found within the document, and the biographies of other members of the ProtoKinetix Scientific Advisory Board may be found within the "Mgmt & Bios" section of the Company's website located at www.protokinetix.com.

There are two areas of research the Company is currently focused on. Below is a brief discussion of these efforts. Additionally, in order to assist you in better understanding the concepts of the Company's research, here are three definitions of some of the terms used below:

Super-Antibody
This is an industry-adopted term used to describe genetically-engineered antibodies, isolated from a single blood cell, which have been expanded in the laboratory to attack or have a desired effect on certain targeted antigens, such as cancer cells.

"RECAF" or Receptor Alpha Fetaprotein	This is a carbohydrate molecule that is located on the surface of cancer cells.
"Receptor"	A structure exposed on the cell surface used for signaling or transport of molecules into the cell.

RECAF Antibody Project

The Company's first project, the development of a cancer chemotherapeutic agent based upon RECAF, a receptor for Alphafeta protein which is found on the cell surface of many types of malignant cells. The Company has a license from Biocurex, Inc. to develop superantibody therapies for the RECAF receptor site. As of the date of this report, the Company is engaged in efforts to validate the existence of the RECAF receptor site.

The Company has an agreement with BioCurex which provides us the exclusive rights to develop biologic therapies against cancer cells using: (i) the patented platform developed by InNexus; and (ii) the "conjugate approach" from Perigene.

During this past year ProtoKinetix Inc. has contracted with Dr. Dianne Damotte to conduct tests on the RECAF antibody at the George Pompidou Hospital in Paris France. The RECAF antibody was used to determine its efficacy in tagging onto cancer cells and not on to normal healthy cells. This was done to have a third party validate the claims of BioCurex and to determine the suitability of RECAF for the development of a therapeutic antibody against a variety of malignancies.

The testing by Dr. Diane Damotte demonstrated some interesting results that are still being assessed. ProtoKinetix Inc. has not yet made a decision to proceed with the development of a catalytic antibody. Further, if the Company does proceed to develop a catalytic antibody, we have not yet decided which platform to use.

AFGP Project

The second project that the Company has undertaken is to develop and test synthetic antifreeze proteins (AFP) and antifreeze glycoproteins (AFGP).

ProtoKinetix has entered into agreements to acquire the exclusive right to develop products derived from patent pending technologies related to synthetic AFGPs. The ProtoKinetix intellectual property rights were developed by Dr. Jean-Charles Quirion.

As of the date of this report, although the Company's development agents, including the parties the Company has licensed AFGP technologies from, have applied to receive patents for technologies ProtoKinetix has licensed and continues to primarily base it's research efforts on, no patents have issued by a governmental or quasi-governmental agency.

Competition

The markets that the Company is attempted to enter are multi-billion dollar international industries. They are intensely competitive. Many of our competitors (from every perspective) are substantially larger and have greater financial, research, manufacturing, and marketing resources.

Industry competition in general is based on the following:

•	Scientific and technological capability;
•	Proprietary know-how;
•	The ability to develop and market products and processes;
•	The ability to obtain FDA or other required regulatory approvals;
•	The ability to manufacture products that meet applicable FDA requirements, (i.e. FDA’s Quality System Regulations) see Governmental Regulation section;
•	Access to adequate capital;
•	The ability to attract and retain qualified personnel; and
•	The availability of patent protection.

We believe our scientific and technological capabilities are significant.

Our ability to develop our research is in large measure dependent on our having additional resources and/or collaborative relationships, particularly where we can have our product development efforts funded on a project or milestone basis. We believe that our know-how with our AFGP project, in spite of not yet receiving any patent protected rights, has been instrumental in our obtaining the collaborations we have developed.

Although there is no such immediate need to make any regulatory filing in the United States or abroad, one should know that we have limited experience with regard to obtaining FDA or other required regulatory approvals, and no experience with obtaining pre-marketing approval of a biologic product. (See “Governmental Regulation” for definition of pre-marketing approval.) For this reason, should our research efforts continue to show promise, we will likely need to hire consultants to assist the Company with such governmental regulations.

Our access to capital is much less than that of most of our competitors, and this is a competitive disadvantage. We believe however that our access to capital may increase as we get closer to the development of a commercially viable product.

To date, we believe our research has enabled us to attract and retain qualified consultants. Because of the greater financial resources of many of our competitors, we may not be able to complete effectively for the same individuals to the extent that a competitor uses its substantial resources to attract any such individuals.

As is discussed above, with respect to the availability of patent protection, we do not have our own portfolio of patents or the financial resources to develop and/or acquire a portfolio of patents similar to those of our larger competitors. We have been able to obtain access to patent-pending technology by entering into licensing arrangements. However, there can be no certainty that any of the patent-pending technologies we have licensed will ever receive final approval by any patent office. This could significantly affect and undermine the Company's efforts in any of the two key Company projects.

Governmental Regulation

As was discussed above, the Company currently has no commercially viable products. The below discussion relates to factors that may come into play when and if the Company has a commercially viable product.

All of the Company’s research relates to products that are regulated by the FDA, U.S. Department of Agriculture, certain state and local agencies, and/or comparable regulatory bodies in other countries. This regulation governs almost all aspects of development, production, and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing, and record keeping. The FDA - and U.S. Department of Agriculture - regulated products require some form of action by that agency before they can be marketed in the United States, and, after approval or clearance, the Company must continue to comply with other FDA requirements applicable to marketed products. Both before and after approval or clearance, failure to comply with the FDA’s requirements can lead to significant penalties.

The Company's proposed AFGP products may be regulated as medical devices and/or biologics. There are two review procedures by which medical devices can receive FDA clearance or approval. Some products may qualify for clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, in which the manufacturer provides a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness). In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding such substantial equivalence. An applicant must submit a 510(k) application at least 90 days before marketing of the affected product commences. Although FDA clearance may be granted within that 90-day period, in some cases as much as a year or more may be required before clearance is obtained, if at all.

If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is required by statute and the FDA’s implementing regulations to have an approved application), the FDA must approve a pre-market approval application before marketing can begin. Pre-market approvals must demonstrate, among other matters, that the medical device provides a reasonable assurance of safety and effectiveness. A pre-market approval is typically a complex submission, including the results of preclinical and clinical studies. Preparing a pre-market approval is a detailed and time-consuming process. Once a pre-market approval has been submitted, the FDA is required to review the submission within a statutory period of time. However, the FDA’s review may, and often is, much longer, often requiring one year or more, and may include requests for additional data.

Biologic products must be the subject of an approved biologics license application before they can be marketed. The FDA approval process for a biologic product is similar to the pre-market approval process, involving a demonstration of the product’s safety and effectiveness based in part on both preclinical and clinical studies.

The Company's proposed AFGP products may be considered by FDA to be a biologic and will therefore be submitted to the biologics division of FDA, the Center for Biologics Evaluation and Research.

Every company that manufactures biologic products or medical devices distributed in the United States must comply with the FDA’s Quality System Regulations. These regulations govern the manufacturing process, including design, manufacture, testing, release, packaging, distribution, documentation, and purchasing. Compliance with the Quality System Regulations is required before the FDA will approve an application, and these requirements also apply to marketed products. Companies are also subject to other post-market and general requirements, including compliance with restrictions imposed on marketed products, compliance with promotional standards, record keeping, and reporting of certain adverse reactions or events. The FDA regularly inspects companies to determine compliance with the Quality System Regulations and other post-approval requirements. Failure to comply with statutory requirements and the FDA’s regulations can lead to substantial penalties, including monetary penalties, injunctions, product recalls, seizure of products, and criminal prosecution.

The Clinical Laboratory Improvement Act of 1988 prohibits laboratories from performing in vitro tests for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings unless there is in effect for such laboratories a certificate issued by the U.S. Department of Health and Human Services applicable to the category of examination or procedure performed. Although a certificate is not required for ProtoKinetix, ProtoKinetix considers the applicability of the requirements of the Clinical Laboratory Improvement Act in the potential design and development of its products.

In addition, the FDA regulates the export of medical devices that have not been approved for marketing in the United States. The Federal Food, Drug and Cosmetic Act contains general requirements for any medical device that may not be sold in the United States and is intended for export. Specifically, a medical device intended for export is not deemed to be adulterated or misbranded if the product: (1) accords to the specifications of the foreign purchaser; (2) is not in conflict with the laws of the county to which it is intended for export; (3) is labeled on the outside of the shipping package that it is intended for export; and (4) is not sold or offered for sale in the United States. Some medical devices face additional statutory requirements before they can be exported. If an unapproved device does not comply with an applicable performance standard or premarket approval requirement, is exempt from either such requirement because it is an investigational device, or is a banned device, the device may be deemed to be adulterated or misbranded unless the FDA has determined that exportation of the device is not contrary to the public health and safety and has the approval of the country to which it is intended for export. However, the Federal Food, Drug and Cosmetic Act does permit the export of devices to any country in the world, if the device complies with the laws of the importing country and has valid marketing authorization in one of several “listed” countries under the theory that these listed countries have sophisticated mechanisms for the review of medical devices for safety and effectiveness.

ProtoKinetix is also subject to regulations in foreign countries governing products, human clinical trials and marketing, and may need to obtain approval or evaluations by international public health agencies, such as the World Health Organization, in order to sell products in certain countries. Approval processes vary from country to country, and the length of time required for approval or to obtain other clearances may in some cases be longer than that required for U.S. governmental approvals. The extent of potentially adverse governmental regulation affecting ProtoKinetix that might arise from future legislative or administrative action cannot be predicted.

Environmental Laws

To date, we have not encountered any costs relating to compliance with any environmental laws.

Intellectual Property

Subject to our available financial resources, our intellectual property strategy is: (1) to pursue licenses, trade secrets, and know-how within the Company's primary research areas, and (2) to develop and acquire proprietary positions to reagents and new platforms for the development of products related to these technologies.

Trade Secrets and Know-How

We believe that even if the Company's intellectual property position is ultimately diminished as a result of our development agents and licensors to receive patent protection for the licenses ProtoKinetix has contracted to access, we have developed a substantial body of trade secrets and know-how relating to the development of AFGP, including but not limited to the optimization of materials for efforts, and how to maximize sensitivity, speed-to-result, specificity, stability and reproducibility.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is not currently paying a rental fee where it is located.

ITEM 3.  LEGAL PROCEEDINGS

There are currently no legal matters pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A shareholder meeting was not held during fiscal year 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND  RELATED STOCKHOLDER MATTERS

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The Penny Stock Rules requires a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

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

2003	Low	High
As of March 31, 2003	$.10	.65
As of June 30, 2003	.08	.24
As of September 30, 2003	.11	.22
As of December 31, 2003	.09	.72

2004	Low	High
As of March 31, 2004	$.47	.55
As of June 30, 2004	.90	.98
As of September 30, 2004	.54	.62
As of December 31, 2004	.60	.70

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, our current preferred stock instruments, and our future credit arrangements may then impose.

Currently under Nevada law, a dividend may not be made by a corporation if, after giving it effect:

•	the corporation would not be able to pay its debts as they become due in the usual course of business; or
•
except as otherwise specifically allowed by the corporation’s articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Holders

As of April 12, 2005, there were approximately 64 shareholders of record of the company's Common Stock.

As of April 12, 2005, the Company had 34,129,038 shares issued and outstanding. During the year ended December 31, 2004, the Company issued a total of 4,049,456 new common shares. Included in the earnings per share calculation as of December 31, 2004, are 5,050,000 common shares which were issuable as of December 31, 2004, and which were ultimately issued in the first and second calendar quarters of 2005. From January 1, 2005 through April 12, 2005, as discussed in the previous sentence, the Company has issued 5,335,832 common shares.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The previously filed Form 10-QSBs outline transactions related to new issuances for the first, second and third calendar quarters of 2004. Below is a table showing the number of newly issued shares by quarter:

Period	Number of Newly Issued Common Shares
First Quarter	1,652,300
Second Quarter	500,000
Third Quarter	209,756
Fourth Quarter	1,687,400
Total	4,049,456

There have been no sales of unregistered securities during calendar 2004 which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On March 17, 2004 the Company issued a total of 1,652,300 common shares. These issuances were made in lieu of cash payments for services rendered or to be rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

On May 12, 2004, the Company issued 500,000 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

On July 13, 2004, the Company issued 109,756 common shares pursuant to two consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

On July 29, 2004, the Company issued 50,000 common shares pursuant to two consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

On August 25, 2004, the Company issued 100,000 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

On October 1, 2004, the Company issued 132,400 common shares pursuant to two consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

On October 27, 2004, the Company issued 600,000 common shares pursuant to four consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

On November 15, 2004, the Company issued 650,000 common shares pursuant to two consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

On December 22, 2004, the Company issued 255,000 common shares. These issuances were made in lieu of cash payments pursuant to three consulting agreements for services rendered and were considered exempt transactions made under the Securities Act of 1933, Section 4(2).

Warrants

On October 15, 2004, in lieu of payment for services rendered to the Company, the Company issued the following parties warrants to purchase common shares of the Company's stock. All warrants were exercised or subscribed to as of December 31, 2004, and no warrants remain outstanding at December 31, 2004.

	No. of shares	Exercise Price	Date Exercised	Date Warrants Approved by Board

Walter Paton	50,000	0.30	10/15/2004	10/15/2004
Ted Olive	100,000	0.15	10/15/2004	10/15/2004
Malita Investments	100,000	0.15	10/18/2004	10/15/2004
Nina Moore	100,000	0.15	10/18/2004	10/15/2004
Lesia Muzlowsky	100,000	0.30	10/15/2004	10/15/2004
Max Fugman	200,000	0.30	10/29/2004	10/15/2004
Michael Jantz	150,000	0.15	12/07/2004	10/15/2004
Margreat Inc.	300,000	0.30	12/15/2004	10/15/2004
Gary Segal	200,000	0.30	12/15/2004	10/15/2004
Claude Boulanger	300,000	0.15	12/28/2004	10/15/2004
Harry Vouitsis	50,000	0.15	12/23/2004	10/15/2004
Dr. J. Todd	200,000	0.15	12/30/2004	10/15/2004
Raymond Todd	100,000	0.30	12/30/2004	10/15/2004
Suzanne Corrie	100,000	0.15	12/30/2004	10/15/2004
Dr. S.J. Gourdrey	100,000	0.15	12/30/2004	10/15/2004
Ken Greybeal	300,000	0.15	12/27/2004	10/15/2004
Dr. Jean Marie Dupuy	150,000	0.15	12/28/2004	10/15/2004
Lynda Young	200,000	0.15	12/27/2004	10/15/2004
Richard Bullock	100,000	0.30	12/30/2004	10/15/2004
Ralston Communication	200,000	0.30	12/30/2004	10/15/2004
Enavest International	350,000	0.15	12/30/2004	10/15/2004
Total	3,450,000

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. See our audited financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

Overview

ProtoKinetix is a biologic research company based in Vancouver, British Columbia, Canada. The Company's mission is to conduct high quality medical research in order to address opportunities to treat specific conditions. All of the Company's research is conducted by third party laboratories by contracted entities and scientists in various parts of the world.

The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, the Company has no product or products, and has received no patents or FDA approval for any product or diagnostic procedures.

The Company currently has no full time employees. The Company operates with a skeletal management team headed by John Todd, M.D. In addition to Dr. Todd, the Company receives advice and counsel from its Scientific Advisory Board. A short biography of Dr. Todd may be found within the document, and the biographies of other members of the ProtoKinetix Scientific Advisory Board may be found within the "Mgmt & Bios" section of the Company's website located at www.protokinetix.com.

There are two areas of research the Company is currently focused on. Below is a brief discussion of these efforts. Additionally, in order to assist you in better understanding the concepts of the Company's research, here are three definitions of some of the terms used below:

Super-Antibody
This is an industry-adopted term used to describe genetically-engineered antibodies, isolated from a single blood cell, which have been expanded in the laboratory to attack or have a desired effect on certain targeted antigens, such as cancer cells.

"RECAF" or Receptor Alpha Fetaprotein	This is a carbohydrate molecule that is located on the surface of cancer cells.
"Receptor"	A structure exposed on the cell surface used for signaling or transport of molecules into the cell.

RECAF Antibody Project

The Company's first project, the development of a cancer chemotherapeutic agent based upon RECAF, a receptor for Alphafeta protein which is found on the cell surface of many types of malignant cells. The Company has a license from Biocurex, Inc. to develop superantibody therapies for the RECAF receptor site. As of the date of this report, the Company is engaged in efforts to validate the existence of the RECAF receptor site.

The Company has an agreement with BioCurex which provides us the exclusive rights to develop biologic therapies against cancer cells using: (i) the patented platform developed by InNexus; and (ii) the "conjugate approach" from Perigene.

During this past year ProtoKinetix Inc. has contracted with Dr. Dianne Damotte to conduct tests on the RECAF antibody at the George Pompidou Hospital in Paris France. The RECAF antibody was used to determine its efficacy in tagging onto cancer cells and not on to normal healthy cells. This was done to have a third party validate the claims of BioCurex and to determine the suitability of RECAF for the development of a therapeutic antibody against a variety of malignancies.

The testing by Dr. Diane Damotte demonstrated some interesting results that are still being assessed. ProtoKinetix Inc. has not yet made a decision to proceed with the development of a catalytic antibody. Further, if the Company does proceed to develop a catalytic antibody, we have not yet decided which platform to use.

The following is further discussion of the Company's RECAF R&D project:

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

With respect to the RECAF receptor site, on November 22, 2002, BioKinetix, Inc. entered into an agreement with BioCurex, Inc. which provided BioKinetix with exclusive world wide certain intellectual property rights to produce a therapy using superantibodies for the RECAF receptor site. On July 2, 2003, BioCurex assented to the assignment of all of BioKinetix's rights to the Company. On March 18, 2004, in consideration of the Company's commitment to issue 400,000 common shares, BioCurex executed a letter agreement ("BioCurex Letter Agreement") with the Company which made the "effective date" of the November 22, 2002, agreement - March 14, 2004. Additionally, the BioCurex Letter Agreement provided the Company with additional intellectual property rights with respect to the RECAF receptor site.

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

AFGP Project

The second project that the Company has undertaken is to develop and test synthetic antifreeze proteins (AFP) and antifreeze glycoproteins (AFGP).

ProtoKinetix has entered into agreements to acquire the exclusive right to develop products derived from patent pending technologies related to synthetic AFGPs. The ProtoKinetix intellectual property rights were developed by Dr. Jean-Charles Quirion.

As of the date of this report, although the Company's development agents, including the parties the Company has licensed AFGP technologies from, have applied to receive patents for technologies ProtoKinetix has licensed and continues to primarily base it's research efforts on, no patents have issued by a governmental or quasi-governmental agency.

Below is a further discussion of the Company's AFGP Project:

One of many accomplishments from pioneering research of the U.S. Antarctic Program was the discovery, in the early sixties, that fish living year-long in subzero temperature are extremely resistant to freezing. The substances that prevent these fish from freezing were isolated, characterized and designated as antifreeze glycoproteins or AFGP. Over the years, various kinds of AFGP were isolated from many species of fishes, and in some amphibians, plants and insects. All of the AFGPs share a common characteristic that prevents ice crystals from growing and connecting to each other.

A review of the scientific literature will confirm that there has been a great deal of interest around the world in these natural antifreeze glycoproteins which are able to protect a great many creatures which are subjected to freezing temperatures. A further review will also confirm that the natural antifreeze is able to preserve mammalian cells tissue and organs. The metabolic rate in living cells is reduced as the temperature is lowered. Keeping cells and tissue at a low temperature enables their preservation for a longer time than cells can be preserved for at a higher temperature. Yet, when cells are exposed to sub zero temperatures, they are destroyed by the formation of ice crystals which disrupts the cell membrane.

Scientists have conducted many experiments in which they extracted naturally occurring AFGP from a variety of fish and then used these naturally occurring antifreeze glycoproteins to reduce the temperature at which ice crystals are formed. It has been determined in experiments by many scientists that mammalian cells in a solution containing natural AFGP could be successfully preserved at temperatures several degrees below zero C (see attached). At this temperature the metabolic rate of the cells is very low, and these cells can be preserved for a longer period of time at sub zero temperatures as long as the cells are not destroyed by the formation of ice crystals. However, until today, applications of AFGP were limited since researchers were unable to produce sufficient quantities or stable enough copies of these antifreeze glycoproteins for commercial applications, and the use of naturally occurring compounds extracted from fish is too labour and cost-intensive to be practical.

Researchers, headed by Dr. Jean Charles Quirion in Rouen, France have developed an innovative and patented chemical synthesis protocol for manufacturing and stabilizing AFGP molecules using a chemical bond that protects these compounds from degradation by naturally occurring enzymes. Dr. Quirion and his team have produced several synthetic antifreeze glycoproteins and have the ability to produce many more different types of these molecules. The synthetic AFGP which has been made have been tested and we were able to show:

•	The molecules are stable down to a pH of 1.8
•	There is no toxicity demonstrated in 2 separate trials
•	The molecules tested have shown that they reduce the freezing point to minus 18 degrees celcius
•	We have been able to preserve red cells at temperatures below zero Celcius using 1 mg per ml of the synthetic antifreeze

Current research is being conducted to confirm the efficacy of these chemically synthesized new molecules and applications are being sought for the use of the synthetic AFGP to prolong the shelf-life of human blood and blood products as well as for other cell types, live vaccines, tissue and organs. The market for the preservation of blood and blood products is very large, as is the market for the preservation of human and animal cells for research purposes. The subzero cryopreservation of organs using our synthetic AFGP will be a major milestone in transplantation medicine

ProtoKinetix will continue to conduct research on the synthetic AFGP which are being manufactured. This work will be conducted by government agencies as well as by contract with private laboratory facilities.

Expenses

Expenses in 2004 arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. We also incurred consulting fees which contributed to a net loss of $5,388,274 during the twelve month period ended December 31, 2004 (approximately $.18 per share).

Plan of Operation

Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2005.

Sales and Marketing

The Company is currently not selling or marketing any products.

Liquidity and Capital Resources

At December 31, 2004, we had $283,556 in cash and total current assets. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2004.

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

Results of Operations for the Year Ended December 31, 2004

We had no revenue.

We had a $5,388,274 loss from operations for 2004.

Operating expenses were $5,388,274 in 2004. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and schedules that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB.

An index to these Financial Statements and schedules is also included on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of April 12, 2005, the Company's current officers and directors consist of the following persons:

Name	Age	Office	Since
Dr. John Todd	61	Chairman and President	Inception
Dr. Jean-Marie Dupuy	67	Director	2004

Resume of Dr. John Todd

** See previously filed Form 10-KSB for the year ended December 31, 2003

Resume of Dr. Jean-Marie Dupuy

** See previously filed Form 10-KSB for the year ended December 31, 2003

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2004, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

Code of Ethics

The Company currently does not have a Code of Ethics that applies to the Company’s principal executive and financial officers. The Company plans to establish and adopt a code of ethics in the third quarter of the current fiscal year.

Identification of Audit Committee; Audit Committee Financial Expert

The Company currently does not have an audit committee and has not made a determination of whether there is a financial expert. The Company plans to establish an audit committee during the third quarter of the current fiscal year.
ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the three years ended December 31, 2004, 2003 and 2002:

Name and Position	Year	Annual Comp Salary	Long-Term Compensation Awards—Securities Underlying Stock Options
Dr. John Todd[1]	2004 2003 2002	$0 - -	$0 - -
Dr. Jean Marie Dupuy[2]	2004 2003 2002	- - -	- - -

1  On October 15, 2004, Dr. Todd was issued a warrant to purchase 200,000  Company common shares at $.15 per share. On December 30, 2004, Dr. Todd  exercised this warrant and received 200,000 common shares.
2 On October 15, 2004, Dr. Dupuy was issued a warrant to purchase 150,000  Company common shares at $.15 per share. On December 28, 2004, Dr. Dupuy  exercised this warrant and received 150,000 common shares.

Options/SAR Grants in the Last Fiscal Year

N/A

Employment Agreements

None

Chief Executives Officer’s compensation

During fiscal year 2004, Dr. John Todd did not draw a salary nor did the Company accrue a salary for any obligation.

Compensation of Directors

Directors receive no remuneration for their services as directors at this time. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2004 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address	Shares Beneficially Owned (1)	Percent of Class
Dr. John Todd	2,750,000	8.1%
Dr. Jean-Marie Dupuy	150,000.004%

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
*3.2 By-Laws filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.

* Previously filed

•	A Form 8-K was filed by the Company during August 27, 2001, disclosing a 1:75 forward split of the Company's common shares.
•
On July 5, 2003 (SEC Film Number 03769335), the Company disclosed that it had withdrawn its 14(c) Information Statement with the SEC and that it was however committed to the effect of the transaction with BioKinetix.

•
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

•
On August 21, 2003 (SEC Film Number 03859209), the Company filed a Form 8-K that disclosed that the articles of incorporation had been amended and that the name of the Company had changed to ProtoKinetix, Incorporated.

•	On September 23, 2004, the Company filed an 8-K announcing the execution of the License Agreement with Perigene.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2004 and December 31, 2003, Peterson Sullivan PLLC, the Company’s principal accountants, billed the Company $33,894 and $12,644, respectively, for fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB.

Audit-Related Fees

For the years ended December 31, 2004 and December 31, 2003, Peterson Sullivan PLLC did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2004 and December 31, 2003, Peterson Sullivan PLLC did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2004 and December 31, 2003, Peterson Sullivan PLLC did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

Audit Committee Pre-Approval Policies

The Company currently does not have an audit committee. The Company’ Board of Directors currently approves in advance all audit and non-audit related services performed by the Company’s principal accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: April 15, 2005	By:	/s/ Dr. John Todd

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/Dr. John Todd Dr. John Todd	Chief Executive Officer, President and Chairman Of The Board (Principal Executive and Financial Officer)	4/ 15, 2005
/s/Dr. Jean-Marie Dupuy Dr. Jean Marie Dupuy	Director	4/ 15, 2005

PROTOKINETIX, INC.
Index to Financial Statements
—INDEX—
Page(s)

Report of Registered Independent Public Accounting Firm	27

Financial Statements:

Balance Sheet December 31, 2004	28

Statements of Operations Years ended December 31, 2004 and 2003	29

Statements of Stockholders’ Equity	30-31
Years ended December 31, 2004 and 2003

Statements of Cash Flows Years ended December 31, 2004 and 2003	32

Notes to Financial Statements	33-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ProtoKinetix, Inc.

We have audited the accompanying balance sheet of Protokinetix, Incorporated (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003, and for the period from December 23, 1999 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protokinetix, Incorporated (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and for the period from December 23, 1999 (date of inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues or positive cash flows from operations and has an accumulated deficit of $6,682,834 at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

March 10, 2005
Seattle, Washington

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEET

December 31, 2004
ASSETS
Current Asset
Cash	$ 283,556
Computer Equipment, net	1,430
Intangible Assets	3,379,756
$ 3,664,742
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$ 393,850
Accounts payable	20,888
Accrued interest	23,100
Total current liabilities	437,838
Convertible Note Payable	315,000
Total liabilities	752,838
Stockholders' Equity
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 28,793,206 shares issued and outstanding	154
Common stock issuable; 6,950,000 shares	37
Additional paid-in capital	9,924,547
Stock subscriptions receivable	(330,000)
Deficit accumulated during the development stage	(6,682,834)
2,911,904
$3,664,742

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004 and 2003, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2004

			Cumulative
			During the
			Development
	2004	2003	Stage
Revenues	$ -	$ -	$ -
Expenses
Professional fees	1,573,933	519,574	2,093,507
Consulting fees	3,460,613	661,390	4,122,003
Research and development	209,532	-	209,532
General and administrative	121,096	70,130	191,226
Interest	23,100		23,100
	5,388,274	1,251,094	6,639,368
Loss from continuing operations	(5,388,274)	(1,251,094)	(6,639,368)
Discontinued Operations
Loss from operations of the discontinued
segment	-	(11,651)	(43,466)
Net loss	$(5,388,274)	$(1,262,745)	$(6,682,834)
Net Loss per Common Share (basic and
fully diluted)
Continuing operations	$ (0.18)	$ (0.07)
Discontinued operations	(0.00)	(0.00)
Net loss per common share	$ (0.18)	$ (0.07)
Weighted average number of common
shares outstanding	29,941,359	17,153,955

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2004 and 2003, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2004

							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(1,262,745)	(1,262,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(1,294,560)	2,235,690
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period						-	(5,388,274)	(5,388,274)
Balance, December 31, 2004	28,793,206	$ 154	6,950,000	$ 37	$9,924,547	$ (330,000)	$ (6,682,834)	$2,911,904

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2004

	2004	2003	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$ (5,388,274)	$ (1,262,745)	$ (6,682,834)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation expense	253		253
Issuance of common stock for services
and expenses	2,796,501	1,110,000	3,906,501
Warrants issued for consulting services	1,716,253		1,716,253
Stock options issued for consulting services	212,734		212,734
Changes in operating assets and liabilities
Increase in amounts due to outside
management consultants	270,984	122,866	393,850
Decrease in accounts payable	(20,660)	34,559	20,888
Increase in interest payable	23,100		23,100
Net cash flows (used in) provided
by operating activities	(389,109)	4,680	(409,255)
Cash Flows from Investing Activities
Acquisition of intangible assets	(45,756)		(45,756)
Purchase of computer equipment	(1,683)		(1,683)
Net cash flows used in investing activities	(47,439)		(47,439)
Cash Flows from Financing Activities
Warrants exercised	375,000		375,000
Stock options exercised	30,000		30,000
Issuance of common stock for cash			20,250
Loan proceeds	315,000		315,000
Payment of shareholders' loans		(5,155)
Net cash flows provided by (used in)
financing activities	720,000	(5,155)	740,250
Net change in cash	283,452	(475)	283,556
Cash, beginning of period	104	579
Cash, end of period	$ 283,556	$ 104	$ 283,556
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Supplementary Information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	$ 934,000	$ -	$ 934,000
Stock subscriptions received	330,000	-	330,000

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. The Company and Significant Accounting Policies

The Company

Protokinetix, Incorporated (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999. The Company was formed for the purpose of developing an internet-based listing site that would provide detailed commercial real estate property listings and related data. In 2003, the Company discontinued its original business plan and entered into the licensing agreement described below. Effective as of the date of the license agreement, the Company became a medical research company (still in the development stage.)

In 2003, the Company entered into an assignment of license agreement (the "Agreement") with BioKinetix, Inc., an Alberta, Canada, corporation. The Agreement provided the Company with an exclusive assignment of all of the rights (the "Rights") that BioKinetix possessed relating to two proprietary technologies that are being developed for the creation and commercialization of "superantibodies,'' an enhancement of antibody technology that makes ordinary antibodies much more lethal. In consideration, the Company's Board of Directors authorized the Company to issue 16,000,000 shares of its stock to the shareholders of BioKinetix. Also, the Company's existing directors agreed to resign and the Company cancelled 9,325,000 common shares owned by the former president (representing the majority of his shares). New Company directors were installed. In October 2003, 14,000,000 of the committed shares were issued. The remaining 2,000,000 shares are included in common stock issuable at December 31, 2004.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception resulting in a net accumulated deficit of $6,682,834 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash

Cash consists of funds held in checking accounts.

Computer Equipment

Computer equipment is stated at cost and is depreciated using straight-line methods over the estimated useful lives.

Intangible Assets

The intangible assets consist of license rights to proprietary medical research technologies. The cost of the license rights is stated at cost or the value of the shares issued by the Company to acquire the license rights. The cost is not amortized because the licenses have indefinite lives.

Intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment. At December 31, 2004, management has determined that there is no impairment in the license rights that should be recorded against the carrying amount of the assets.

Due to Outside Management Consultants

The Company's offices are currently provided by outside management consultants and costs are allocated to the Company. The amounts due are unsecured, bear no interest and are due on demand.

Convertible Note Payable

On February 1, 2004, the Company executed a subscription agreement under which the Company issued to a corporation an 8% secured convertible note in exchange for $315,000. The note is due February 1, 2006, and is convertible into shares of the Company's common stock at the lower of $.30 per share or 70% of the average of the three lowest trading prices for the 30 days prior to the conversion date. No beneficial conversion feature was applicable to this convertible note.

Fair Value of Financial Instruments

Financial instruments consist of cash, stock subscriptions receivable, due to outside management consultants, accounts payable, accrued interest and convertible note payable. The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.

Income Taxes

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The loss per share for the years ended December 31, 2004 and 2003, have been adjusted accordingly. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Stock-Based Compensation

The Company has a stock-based equity incentive plan, which is described more fully in Note 4. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in the net loss when options granted under the plan have an exercise price equal to or greater than the market value of the underlining common stock on the date of grant. No options have been granted to employees under the plan therefore no reconciliation is provided of the effects on net loss in applying the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation for stock options and warrants to purchase stock granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options or warrants granted. The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.

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

New Accounting Standards

Statement of Financial Accounting Standard ("SFAS") No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have no impact on the Company's financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's financial statements.

FIN No. 46(R) revised FIN No. 46, "Consolidation of Variable Interest Entities," requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments'" which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.

The EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share ("EITF 04-8"), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted loss per share.

Note 2. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2004, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $6,600,000 available to reduce future taxable income. The tax loss expires in years between 2022 and 2024.

The deferred tax asset associated with the tax loss carry forward is approximately $2,274,000. The Company has provided a valuation allowance against the deferred tax asset. The valuation allowance increased by $1,949,000 and $314,200 for 2004 and 2003, respectively.

Note 3. Discontinued Operations

In 2003, the Company signed the licensing agreement described in Note 1. This agreement changed the Company's business plan to that of a medical research company. Accordingly, the operating results related to the internet-based real estate listing segment have been presented as discontinued operations in these financial statements for all periods presented. There were no revenues for the years presented as loss from discontinued operations.

Note 4. Stock-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. In 2003 and 2004, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

Date	Number of Shares	Value per Share
2003:
July, as restated	2,125,000	$0.05
August	300,000	$0.05
September, as restated	1,000,000	$0.05
October	1,550,000	$0.40
Total 2003	4,975,000

Date	Number of Shares	Value per Share
2004:
March	1,652,300	$0.60
May	500,000	$1.03
July	159,756	$0.75
August	100,000	$0.71
October	732,400	$0.65
November	650,000	$0.70
December	255,000	$0.65
Total 2004	4,049,456

In addition, during 2004, the Company issued stock options to directors, advisors and consultants. A summary of the Company's outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2003	-
Granted	400,000	$0.30
Exercised	(100,000)	$0.30
Outstanding at December 31, 2004	300,000	$0.30
Options exercisable at December 31, 2004	300,000	$0.30

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were a risk-free interest rate of 4.75%, a one-year expected life (except for the options exercised for which a two-week expected life was used) and a dividend yield of 0.0%.

Note 5. Subsequent Event

In March 2005, 285,832 common shares were issued to convert $85,750 of the long-term convertible note payable.