Form 10QSB
period 2005-03-31
ProtoKinetix, Inc.
filed 2005-05-13
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005 or
[     ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. 0-32917
PROTOKINETIX, INC. (Name of small business issuer in its charter)
_____________________________________________

Nevada	94-3355026
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

Suite 1500-885 West Georgia Street Vancouver, British Columbia Canada	V6C 3E8
(Address of Principal Executive Offices)	(Zip Code)

 Issuer's Telephone Number:         (604) 687-9887

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

As of May 3, 2005, there were 35,309,038 shares of the Company's USD $0.0000053 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [    ] No [ X ].

This Form 10-QSB consists of  19 Pages.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.

PART I - FINANCIAL INFORMATION

ProtoKinetix Inc.

Financial Statements
at
March 31, 2005

________________________________

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEET

March 31, 2005
(Unaudited)
ASSETS
Current Asset
Cash	$340,029
Computer Equipment, net	1,304
Intangible Assets	3,379,756
TOTAL ASSETS	$3,721,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$393,850
Accounts payable	109,114
Accrued interest	28,828
Total current liabilities	531,792
Convertible Note Payable	229,250
Total liabilities	761,042
Stockholders' Equity
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 30,793,206 shares issued and outstanding	$165
Common stock issuable; 5,270,832 shares	28
Additional paid-in capital	10,020,795
Stock subscriptions receivable	(90,000)
Deficit accumulated during the development stage	(6,970,941)
2,960,047
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$3,721,089

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2005
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative During the Development Stage
Revenues	$-	$-	$-
General and administrative expenses
Professional fees	75,690	1,010,074	2,169,197
Consulting fees	11,476	7,626	4,133,479
Research and development	142,802	9,532	352,334
General and administrative	52,411	25,564	243,637
Interest	5,728	6,300	28,828
	288,107	1,059,096	6,927,475
Loss from continuing operations	(288,107)	(1,059,096)	(6,927,475)
Discontinued Operations
Loss from operations of the
discontinued segment			(43,466)
Net loss	$(288,107)	$(1,059,096)	$(6,970,941)
Net Loss per Share (basic and
fully diluted)
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	(0.00)	(0.00)
Net loss per common share	$(0.01)	$(0.04)

Weighted average number of common
shares outstanding	$35,948,798	$27,044,306

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2005 and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2005
(Unaudited)

							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	$9,375,000	$50	$-	$-	$4,950	$-	$-	$5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	-	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30	-	-	15,220	-	-	15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	-	(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	-	(31,815)	(11,565)
Issuance - common stock for services:
July 2003	2,125,000	11	-	-	424,989	-	-	425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5	-	-	49,995	-	-	50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74	-	-	2,099,926	-	-	2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)	-	-	49	-	-	-
Net loss for year							(1,262,745)	(1,262,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(1,294,560)	2,235,690
Issuance of common stock for services:
March 2004	1,652,300	9	-	-	991,371	-	-	991,380
May 2004	500,000	3	-	-	514,997	-	-	515,000
July 2004	159,756	1	-	-	119,694	-	-	119,695
August 2004	100,000	1	-	-	70,999	-	-	71,000
October 2004	732,400	4	-	-	479,996	-	-	480,000
November 2004	650,000	4	-	-	454,996	-	-	455,000
December 2004	255,000	1	-	-	164,425	-	-	164,426
Common stock issuable for AFGP license	-	-	1,000,000	5	709,995	-	-	710,000
Common stock issuable for Recaf License	-	-	400,000	2	223,998	-	-	224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004	-	-	-	-	1,716,253	-	-	1,716,253
Options granted for services, October 2004	-	-	-	-	212,734	-	-	212,734
Stock subscriptions receivable	-	-	1,800,000	10	329,990	(330,000)	-	-
Warrants exercised:								-
August 2004	-	-	50,000	-	15,000	-	-	15,000
October 2004	-	-	600,000	3	134,997	-	-	135,000
December 2004	-	-	1,000,000	5	224,995	-	-	225,000
Options exercised, December 2004	-	-	100,000	1	29,999	-	-	30,000
Net loss for period							(5,388,274)	(5,388,274)
Balance, December 31, 2004	28,793,206	154	6,950,000	37	9,924,547	(330,000)	(6,682,834)	2,911,904
Subscriptions received	-	-	-		-	240,000	-	240,000
Issuance of common stock issuable	2,000,000	11	(2,000,000)	(11)	-	-	-	-
Options exercised, February 2005	-	-	35,000	1	10,499	-	-	10,500
Note payable conversion, February 2005	-	-	285,832	1	85,749	-	-	85,750
Net loss for period							(288,107)	(288,107)
Balance, March 31, 2005	30,793,206	$165	5,270,832	$28	$10,020,795	$(90,000)	$(6,970,941)	$2,960,047

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2005
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$(288,107)	$(1,059,096)	$(6,970,941)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	126	-	379
Issuance of common stock for services
and expenses	-	991,380	3,906,501
Warrants issued for consulting services	-	-	1,716,253
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
Increase in amounts due to outside
management consultants	-	12,483	393,850
Increase (decrease) in accounts payable	88,226	(7,256)	109,114
Increase in interest payable	5,728	6,300	28,828
Net cash flows used in operating activities	(194,027)	(56,189)	(603,282)
Cash Flows from Investing Activities
Acquisition of intangible assets	-	(45,756)	(45,756)
Purchase of computer equipment	-	-	(1,683)
Net cash flows used in investing activities	-	(45,756)	(47,439)
Cash Flows from Financing Activities
Subscriptions received	240,000	-	615,000
Stock options exercised	10,500	-	40,500
Issuance of common stock for cash	-	-	20,250
Convertible Note Payable	-	315,000	315,000
Net cash flows provided by financing activities	250,500	315,000	990,750
Net change in cash	56,473	213,055	340,029
Cash, beginning of period	283,556	104	-
Cash, end of period	$340,029	$213,159	$340,029

Supplementary information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	$-	$-	$934,000
Stock subscriptions received	-	-	90,000
Note payable converted to common stock	85,750	-	85,750

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

Organization

ProtoKinetix, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999. The Company is a medical research company whose mission is the advancement of human health care.

In 2003, the Company entered into an assignment of license agreement (the "Agreement") with BioKinetix, Inc., an Alberta, Canada, corporation. The Agreement provided the Company with an exclusive assignment of all of the rights (the "Rights") that BioKinetix possessed relating to two proprietary technologies that are being developed for the creation and commercialization of "superantibodies," an enhancement of antibody technology that makes ordinary antibodies much more lethal. In consideration, the Company's Board of Directors authorized the Company to issue 16,000,000 shares of its common stock to the shareholders of BioKinetix.

The Company is also currently researching the benefits and feasibility of proprietary synthesized Antifreeze Glycoproteins ("AFGP"). In preliminary studies, AFGP has demonstrated an ability to protect and preserve human cells at temperatures below freezing.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2004 and 2003. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management is presently engaged in seeking additional working capital.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Intangible Assets

The intangible assets consist of license rights to proprietary medical research technologies. The cost of the license rights is stated at cost or the value of the shares issued by the Company to acquire the license rights. The cost is not amortized because the licenses have indefinite lives. At March 31, 2005, management has determined that there is no impairment in the license rights that should be recorded against the carrying amount of the assets.

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The loss per share for the periods ended March 31, 2005 and 2004, have been adjusted accordingly. Diluted earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Note 2. Convertible Note Payable

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

In March 2005, 285,832 common shares were issued in lieu of payment on this note.

Note 3. Discontinued Operations

In 2003, the Company signed the licensing agreement described in Note 1. This agreement changed the Company's business plan to that of a medical research company. Accordingly, the operating results related to the Company's research prior to the licensing agreement have been presented as discontinued operations in these financial statements for all periods presented.

Note 4. Subsequent Event

In April 2005, the Company issued 1,180,000 shares of its common stock for consulting services.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

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

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to create revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The Company has not had revenues from operations in each of the last two fiscal years. Therefore, the Company is required to report under Regulation SB, Section 228.303(a) and (c) in this Form 10-QSB.

Plan of Operation

Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2005.

The Company currently has no full time employees. The Company operates with a skeletal management team headed by John Todd, M.D. In addition to Dr. Todd, the Company receives advice and counsel from its Scientific Advisory Board. A short biography of Dr. Todd may be found within the document, and the biographies of other members of the ProtoKinetix Scientific Advisory Board may be found within the "Mgmt & Bios" section of the Company's website located at www.protokinetix.com. The Company does not expect to add more than 1 to 2 full time employees during the balance of the calendar 2005 year.

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

The testing by Dr. Diane Damotte demonstrated some interesting results that are still being assessed. At this time, the Company has not yet made a decision to proceed with the development of a catalytic antibody. Further, if the Company does proceed to develop a catalytic antibody, we have not yet decided which platform to use.

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

As is discussed above, the very existence of the RECAF has yet to be determined. Both BioCurex and the Company have entered into agreement with research institutions in order to prove that a RECAF does in fact exist on some, if not many malignant cancer cells. Of course, should the RECAF not exist, the consequences to the Company and its current research efforts could be catastrophic.

AFGP Project (the "AFGP Project")

The second project that the Company has undertaken is to develop and test synthetic antifreeze proteins (AFP) and antifreeze glycoproteins (AFGP).

The AFGP Project is where the Company believes it will focus its research efforts and resources over the next 6 to 12 months.

ProtoKinetix has entered into agreements to acquire the exclusive right to develop products derived from patent pending technologies related to synthetic AFGPs. The ProtoKinetix intellectual property rights were developed by Dr. Jean-Charles Quirion.

As of the date of this report, although the Company's development agents, including the parties the Company has licensed AFGP technologies from, have applied to receive patents for technologies ProtoKinetix has licensed and continues to primarily base it's research efforts on, no patents have been issued by a governmental, quasi-governmental or recognized regulatory agency.

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

Scientists have conducted many experiments in which they extracted naturally occurring AFGP from a variety of fish and then used these naturally occurring antifreeze glycoproteins to reduce the temperature at which ice crystals are formed. It has been determined in experiments by many scientists that mammalian cells in a solution containing natural AFGP could be successfully preserved at temperatures several degrees below zero C (see attached). At this temperature the metabolic rate of the cells is very low, and these cells can be preserved for a longer period of time at sub zero temperatures as long as the cells are not destroyed by the formation of ice crystals. However, until today, applications of AFGP were limited since researchers were unable to produce sufficient quantities or stable enough copies of these antifreeze glycoproteins for commercial applications, and the use of naturally occurring compounds extracted from fish is too labor and cost-intensive to be practical.

Researchers, headed by Dr. Jean Charles Quirion in Rouen, France, have developed an innovative and patented chemical synthesis protocol for manufacturing and stabilizing AFGP molecules using a chemical bond that protects these compounds from degradation by naturally occurring enzymes. Dr. Quirion and his team have produced several synthetic antifreeze glycoproteins and have the ability to produce many more different types of these molecules. The synthetic AFGP which has been made have been tested and we were able to show:

·	The molecules are stable down to a pH of 1.8
·	There is no toxicity demonstrated in 2 separate trials
·	The molecules tested have shown that they reduce the freezing point to minus 18 degrees celcius
·	We have been able to preserve red cells at temperatures below zero Celcius using 1 mg per ml of the synthetic antifreeze

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

The Company believes that should the AFGP research continue to produce successful results, there are many viable commercial applications for its AFGP technology, ranging from medical applications in terms of cell and organ preservation, to consumer cosmetic applications in terms of producing AFGP-based creams, lotions and other cosmetics.

Expenses and Cash Requirements

As of March 31, 2005, the Company had US $340,029.00 in available cash.

Expenses for the quarter ending March 31, 2005, arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. We also incurred consulting fees related to the AFGP research that is being conducted on an ongoing basis. All-in-all, we experienced a net loss of $288,107 during the quarterly period ending March 31, 2005 (or approximately $.01 per share).

Many of the persons and companies that perform services for the Company are paid in Company common shares or warrants to acquire Company common shares. This method of payment, although it causes dilution to the Company common stock shareholders, allows us to conduct the Company's business with very little cash outflow. There is no guarantee however, that our consultants will continue to accept common stock as payment for services rendered. If there is a change in the Company's need for cash, we may be forced to access some form of debt or equity-based financing in order to continue operations. Obviously, there is no guarantee that the Company will be successful in accessing the cash it requires to operate, should the need arise. And should we be successful in selling some of the Company's equity or debt in a financing, there is no guarantee that such a financing would not be more dilutive to the Company common stock shareholders than our current method of paying consultants with common stock and warrants to acquire or common stock.

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

Off-Balance Sheet Arrangements

None

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company, led by Chief Executive Officer Dr. John Todd, conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Presently, the Company does not have an audit committee and no member of the Board of Directors has been designated or qualifies as a financial expert.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF    PROCEEDS

During the quarter ending March 31, 2005, the Company made the following common share issuances:

On March 8, 2005, the Company issued the balance of the 2,000,000 common shares dues and payable pursuant to the July 2003 licensing agreement with BioKinetix Research. These shares were issued pursuant to Section (4)2 of the Securities Act of 1933.

Pursuant to Item 3.02 of Form 8-K, because the Company is a small business issuer and these issuances, in the aggregate, equal less than 5% of the number of common shares issued and outstanding (based on the number of issued and outstanding shares identified in the Company's last periodic report), these sales were not reported in a Form 8-K.

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

Securities Offered for Sale and Securities Purchased

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a) Exhibits.

*3.1 Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.
*3.2 By-Laws filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.

* Previously filed

·	A Form 8-K was filed by the Company during August 27, 2001, disclosing a 1:75 forward split of the Company's common shares.
·
On July 5, 2003 (SEC Film Number 03769335), the Company disclosed that it had withdrawn its 14(c) Information Statement with the SEC and that it was however committed to the effect of the transaction with BioKinetix.

·
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

·
On August 21, 2003 (SEC Film Number 03859209), the Company filed a Form 8-K that disclosed that the articles of incorporation had been amended and that the name of the Company had changed to ProtoKinetix, Incorporated.

·	On September 23, 2004, the Company filed an 8-K announcing the execution of the License Agreement with Perigene.

ProtoKinetix, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: May 13, 2005	By:	/s/ Dr. John Todd

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)