Form 10QSB
period 2005-06-30
ProtoKinetix, Inc.
filed 2005-08-19
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934  for the quarterly period ended June 30, 2005 or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [ X ] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes [    ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 12, 2005, there were 38,122,128 shares of the Company's USD $0.0000053 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [    ] No [ X ].

This Form 10-QSB consists of 14 Pages.

TABLE OF CONTENTS
FORM 10-QSB
QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.

(formerly known as RJV NETWORK, INC.)

Section	Heading	Page
	Highlights	1

Part I	Financial Information

Item 1	Financial Statements
	Balance Sheet at June 30, 2005 (Unaudited)	F1
	Statements of Operations (Unaudited) for the six months ended June 30, 2005	F2
	Statements of Shareholders' Equity (Deficit) (Unaudited) for the six months ended June 30, 2005	F3
	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2005	F4
	Notes to Financial Statements	F5
Item 2	Management's Plan of Operation	2-3
Item 3	Controls and Procedures	4

Part II	Other Information

Item 1	Legal Proceedings	5
5Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3	Defaults Upon Senior Securities	5
Item 4	Submission of Matters to a Vote of Security Holders	5
Item 5	Other Information	5
Item 6	Exhibits and Reports on Form 8-K	5

	Signatures	6
	Sarbanes-Oxley Certification	Ex. 32.1

Second Quarter Highlights

•
On April 22, 2005, we announced that we received a report from ProteoCell Biotechnologies, Inc. confirming the maintenance of cell integrity and survivability in the presence of our synthesized AFGP molecules at temperatures ranging from 22 degrees Celsius to 0 degrees Celsius.

•
On May 5, 2005, we announced that we received a report from ProteoCell Biotechnologies, Inc. stating that after 21 days of evaluation of blood platelet cells in the presence of our synthesized AFGP molecule, that blood platelets treated with our molecule were "healthier over time" with "less aggregation," Samer Husein, the lead scientist at ProteoCell on this project, also observed that the structural integrity of these blood platelets was "vastly superior" to those which were not treated with our AFGP molecule.

•
On May 12, 2005, we announced that we had engineered a dimeric class of our AFGP molecule. This is significant because it provides two "active" sites, thus increasing the characteristics of the molecule, as opposed to the one that exists in the native AFGP molecule.

•
On May 17, Charles Fred Whittaker joined our Board of Directors. Mr. Whittaker, a certified accountant, brings a wealth of accounting and compliance experience to the Company and will most likely be the cornerstone of what will become our audit and compensation committees. Mr. Whittaker is also working to create a Code of Ethics for our Board.

•
On May 19, 2005, Dr. Geraldine Deliencourt reported to us from the University of Rouen, that our dimeric AFGP molecule exhibited the same stable and non-toxic qualities as our monomeric synthesized AFGP molecule.

Additional Highlights

•
On July 12, 2005, we announced that after using only 1 milligram of our synthetic AFGP molecules per milliliter, 85% of heart cells tested at temperatures of negative 3 degrees Celsius for 16 hours, survived. Based on these results, we believed that higher doses would increase the survivability of these cells. This belief was confirmed on July 18, 2005, when we announced that we had the same survivability with five times the solution concentration, except that the cells were exposed to the freezing temperatures for four additional hours.

•
On July 14, 2005, we announced a major collaborative agreement with Etablissment Francais du Sang-Alsace ("EFS"). EFS, which is affiliated with the Louis Pasteur University in Strasbourgone (one of the world's most prestigious blood specialty institutions), is one of the premier research facilities in the field of hematology. EFS agreed to deploy their considerable physical and intellectual resources to the testing of synthesized AFGP characteristics as they apply to the preservation of blood products.

•	On July 28, 2005, we announced our commercialization strategy as it relates to our synthetic AFGP molecules.

PART I - FINANCIAL INFORMATION

ProtoKinetix, Inc.

(formerly known as RJV NETWORK, INC.)

Financial Statements

at

June 30, 2005
__________________________

________________________________
Balance Sheet	F1
Statements of Operations	F2
Statements of Shareholders' Equity (Deficit)	F3
Statements of Cash Flows	F4
Notes to Financial Statements	F5

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)
BALANCE SHEET
June 30, 2005
(Unaudited)

ASSETS
Current Asset
Cash	$331,133
Computer Equipment, net	1,178
Intangible Assets	3,379,756
$3,712,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$393,850
Accounts payable	39,568
Accrued interest	31,361
Total current liabilities	464,779
Convertible Note Payable	123,323
Total liabilities	588,102
Stockholders' Equity
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 38,222,128 shares issued and outstanding	204
Common stock issuable; 1,750,000 shares	11
Additional paid-in capital	13,723,200
Stock subscriptions receivable	(90,000)
Deficit accumulated during the development stage	(10,509,450)
3,123,965
$3,712,067

F1

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004, and for the

Period from December 23, 1999 (Date of Inception) to June 30, 2005

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Cumulative During the Development Stage
Revenues	$ -	$ -	$ -	$ -	$ -
General and administrative
expenses
Professional fees	95,496	23,593	171,186	1,033,667	2,264,693
Consulting fees	3,381,500	515,000	3,392,976	522,626	7,514,979
Research and development	24,466	100,001	167,268	109,533	376,800
General and administrative	34,514	42,710	86,925	68,274	278,151
Interest	2,533	6,300	8,261	12,600	31,361
	3,538,509	687,604	3,826,616	1,746,700	10,465,984
	Loss from continuing
operations	(3,538,509)	(687,604)	(3,826,616)	(1,746,700)	(10,465,984)
Discontinued Operations
Loss from operations of the
discontinued segment		-		-	(43,466)
Net loss	$ (3,538,509)	$ (687,604)	$ (3,826,616)	$ (1,746,700)	$ (10,509,450)
Net Loss per Share (basic and
fully diluted)
Continuing operations	$ (0.10)	$ (0.02)	$ (0.11)	$ (0.06)
Discontinued operations	0.00	0.00	0.00	0.00
	Net loss per common
share	$ (0.10)	$ (0.02)	$ (0.11)	$ (0.06)
Weighted average number of
common shares outstanding	38,260,911	28,665,281	37,113,014	27,854,793

F2

                                                                                        PROTOKINETICS, INC.
                                    (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Six Months Ended June 30, 2005, and for the Period From

December 23, 1999 (Date of Inception) to June 30, 2005

(Unaudited)

							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(1,262,745)	(1,262,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(1,294,560)	2,235,690
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period						-	(5,388,274)	(5,388,274)
Balance, December 31, 2004	28,793,206	154	6,950,000	37	9,924,547	(330,000)	(6,682,834)	2,911,904

							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of stock subscriptions receivable						240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	1,650,000	8	(1,650,000)	(8)				-
Options exercised:
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Common stock issuable for legal services			200,000	1	149,999			150,000
Issuance of common stock for AFGP license	250,000	1	(250,000)	(1)				-
Issuance of common stock for stock subscriptions received	1,400,000	7	(1,400,000)	(7)				-
Issuance of stock for options exercised	135,000	1	(135,000)	(1)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	16			3,320,984			3,321,000
June 2005	50,000	1			50,499			50,500
								-
Net loss for period							(3,826,616)	(3,826,616)
Balance, June 30, 2005	38,222,128	$ 204	1,750,000	$ 11	$ 13,723,200	$ (90,000)	$(10,509,450)	$ 3,123,965

F3

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

 For the Six Months Ended June 30, 2005 and 2004, and for the Period From

 December 23, 1999 (Date of Inception) to June 30, 2005

 (Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for the period	$ (3,826,616)	$ (1,746,700)	$ (10,509,450)
Adjustments to reconcile net loss to net cash flows
used in operating activities
Depreciation expense	252		505
Issuance of common stock for services
and expenses	3,536,500	1,506,380	7,443,001
Warrants issued for consulting services	-	-	1,716,253
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
(Decrease) increase in amounts due to outside
management consultants	-	(15,717)	393,850
Increase in accounts payable	18,680	25,415	39,568
Increase in interest payable	8,261	12,600	31,361
Net cash flows used in
operating activities	(262,923)	(218,022)	(672,178)
Cash Flows from Investing Activities
Acquisition of intangible assets	-	(45,756)	(45,756)
Purchase of computer equipment	-	(1,683)	(1,683)
Net cash flows used in investing
activities	-	(47,439)	(47,439)
Cash Flows from Financing Activities
Warrants exercised	240,000	-	615,000
Stock options exercised	70,500	-	100,500
Issuance of common stock for cash		-	20,250
Convertible note payable		315,000	315,000
Net cash flows provided by financing
activities	310,500	315,000	1,050,750
Net change in cash	47,577	49,539	331,133
Cash, beginning of period	283,556	104
Cash, end of period	$ 331,133	$ 49,643	$ 331,133
Supplementary information - Noncash Transactions
Common stock issuable and issued for acquisition of
intangible assets	$ -	$ -	$ 3,334,000
Stock subscriptions received		-	90,000
Note payable converted to common stock	191,677	-

F4

NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

ProtoKinetix, Incorporated (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

In 2003, the Company entered into an assignment of license agreement (the "Agreement") with BioKinetix, Inc., an Alberta, Canada corporation.  The Agreement provided the Company with an exclusive assignment of all of the rights (the "Rights") that BioKinetix possessed relating to two proprietary technologies that are being developed for the creation and commercialization of "superantibodies," an enhancement of antibody technology that makes ordinary antibodies much more lethal.  In consideration, the Company's Board of Directors authorized the Company to issue 16,000,000 shares of its common stock to the shareholders of BioKinetix.

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

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2005.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Intangible Assets

The intangible assets consist of license rights to proprietary medical research technologies.  The cost of the license rights is stated at cost or the value of the shares issued by the Company to acquire the license rights.  The cost is not amortized because the licenses have indefinite lives.  At June 30, 2005, management has determined that there is no impairment in the license rights that should be recorded against the carrying amount of the assets.

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period.  The Company's stock split 1:75 on August 24, 2001.  In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  The loss per share for the periods ended June 30, 2005 and 2004, have been adjusted accordingly.  Diluted earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

In April and May 2005, 285,832 and 353,090 common shares, respectively, were issued in lieu of partial payment on this note.

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

Note 4.  Subsequent Event

In July 2005, the Company issued 111,111 shares of its common stock for services.

F5

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

The Company has not had revenues from operations since inception. Therefore, the Company is required to report under Regulation SB, Section 228.303(a) and (c) in this Form 10-QSB.

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

The testing by Dr. Diane Damotte demonstrated some interesting results that are still being assessed. At this time, the Company has not yet made a decision as to its methodology with respect to the development of a catalytic antibody. Further, if the Company does proceed to develop a catalytic antibody, we have not yet decided which platform to use.

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

The AFGP Project is where the Company believes it will focus much of its research efforts and resources over the foreseeable future.

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

Below is a further general discussion of the Company's AFGP Project:

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

Researchers, headed by Dr. Jean Charles Quirion in Rouen, France, have developed an innovative and patented chemical synthesis protocol for manufacturing and stabilizing AFGP molecules using a chemical bond that protects these compounds from degradation by naturally occurring enzymes. Dr. Quirion and his team have produced several synthetic antifreeze glycoproteins and have the ability to produce many more different types of these molecules. The synthetic AFGP which has been made have been tested and we were able to show:

•	The molecules are stable down to a pH of 1.8
•	There is no toxicity demonstrated in 2 separate trials
•	The molecules tested have shown that they reduce the freezing point to minus 18 degrees celsius
•	We have been able to preserve red cells at temperatures below zero Celsius using 1 mg per ml of the synthetic antifreeze

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

Expenses and Cash Requirements

As of June 30, 2005, the Company had US $331,133 in available cash.

Expenses for the quarter ending June 30, 2005, arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. We also incurred consulting fees related to the AFGP research that is being conducted on an ongoing basis. All-in-all, we experienced a net loss of $3,538,509 during the quarterly period ending June 30, 2005 (or approximately $.09 per share).

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

Presently, the Company does not have an audit committee.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF    PROCEEDS

During the quarter ending June 30, 2005, the Company made the following common share issuances:

•	On April 4, 2005, the Company issued 3,050,000 restricted common sharesÅ. These shares were issuable in 2004.

•
On April 5, 2005, the Company issued 285,832 common sharesÅ to Thunderbird Global Corporation in consideration of the conversion of $85,750 of the outstanding debentures Thunderbird Global Corporation holds. These shares were issuable on February 1, 2005.

•	On May 10, 2005, the Company authorized the issuance of 1,150,000 restricted common sharesÅ to three consultants.

•	On April 30, 2005, the Company issued 30,000 common shares to two consultants.

•
On May 9, 2005, the Company issued 353,090 common sharesÅ to Thunderbird Global Corporation in consideration of the conversion of $105,927 of the outstanding debentures Thunderbird Global Corporation holds.

•	On May 20, 2005, the Company issued 1,750,000 restricted common shares to six consultants, 350,000 of these shares were authorized and recorded as issuable in the previous quarter.

•
On June 23, 2005, the Company issued 810,000 restricted common shares to five consultants and Dr. John Todd (whose 200,000 common shares were issued as affiliate shares). These shares were issuable as follows, 725,000 on May 10, 2005, 50,000 on June 16, 2005 and 35,000 in the previous quarter.

Å Pursuant to Item 3.02 of Form 8-K, because the Company is a small business issuer and  these issuances, in the aggregate, equal less than 5% of the number of common shares  issued and outstanding (based on the number of issued and outstanding shares identified  in the Company's last periodic report), these sales were not reported in a Form 8-K.

All of the aforementioned shares were issued pursuant to Section (4)2 of the Securities Act of 1933.

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

None
ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a) Exhibits.

*3.1 Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.
*3.2 By-Laws filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

•	On September 23, 2004, the Company filed an 8-K announcing the execution of the License Agreement with Perigene.
•	On May 17, 2005, we filed an amended Form 8-K announcing that Charles Fred Whittaker had joined the Company's Board of Directors.

21

ProtoKinetix, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: August 19, 2005	By:	/s/ Dr. John Todd

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)