Form 10QSB
period 2005-09-30
ProtoKinetix, Inc.
filed 2005-11-10
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934  for the quarterly period ended September 30, 2005 or

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

Yes [   ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 2, 2005, there were 38,119,472 shares of the Company's USD $0.0000053 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [   ] No [ X ].

This Form 10-QSB consists of 13 Pages.

TABLE OF CONTENTS
FORM 10-QSB
QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.

(formerly known as RJV NETWORK, INC.)

Third Quarter Highlights

•
On July 12, 2005, we announced that after using only 1 milligram of our synthetic anti-freeze glyco protein ("AFGP") molecules per milliliter, 85% of heart cells tested at temperatures of negative 3 degrees Celsius for 16 hours, survived. Based on these results, we believed that higher doses would increase the survivability of these cells. This belief was confirmed on July 18, 2005, when we announced that we had the same survivability with five times the solution concentration, except that the cells were exposed to the freezing temperatures for four additional hours.

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

•
On July 27, 2005, we discussed our commercialization strategy as it relates to our synthetic AFGP molecules in a press release. We were interviewed by AudioStocks.com regarding our commercialization strategy. Interested parties may listen to the audio interview at www.audiostocks.com.

•
On August 23, 2005, we announced that we had completed an initial organ preservation trial using heart tissues. The tissue that were treated with AFGP survived in contrast to the untreated tissue that suffered 100% mortality. The tests were conducted over a period of 8 hours at a temperature of 4 degrees C. An independent pathologist validated and corroborated the results. We believe that the enhanced survivability of heart tissue treated with synthetic AFGP is a vital step toward the development of an effective media for the preservation of organs for transplantation.

•
On August 25, 2005, we announced the results of an in-vitro study on the effect of synthetic antifreeze glycoprotein (AFGP) on embryonic human fibroblast skin cells. Prior work had confirmed that our synthetic AFGP was able to preserve human kidney cells, red blood cells, and platelets as well as rat cardiac cells and tissue. Using 5 mgm per ml of monomeric AFGP, the results were very positive, in that the human fibroblast skin cells clearly show a better survivability at all temperatures from 22 degrees C to minus 3 degrees C. At 3 degrees C after 30 hours, 64 percent of the cells in the AFGP solution were alive versus 15 percent of the cells in the control solution (with no AFGP). Our results are a very strong indication that AFGP can be used as an additive to help preserve skin cells. The work was conducted for ProtoKinetix by ProteoCell Biotechnologies, Inc. of Montreal.

•
On September 7, 2005, we announced that we received results from a test that clearly confirmed that in the presence of ProtoKinetix's synthetic antifreeze glycoprotein (AFGP), the aging process of skin cells was significantly reduced over increased time frames. By increasing the concentration of AFGP, results showed a 90% survivability of skin cells as opposed to 90% mortality without AFGP presence. Following these tests, ProtoKinetix management became convinced that these outstanding results illustrated that the synthetic AFGP molecule can be a major factor in the substantial delay of skin cell death due to the aging process or external stress factors. Outside of the obvious applications within the cosmetic industry for skin care products, this data provided very positive indications for the preservation of blood products, organs and vaccines. Additionally, tests performed with high concentration of AFGP confirmed the benign nature of this synthetic molecule by displaying zero toxicity. This data was provided by ProteoCell Biotechnologies of Montreal and the tests were conducted at temperatures of 3 degrees C and -3 degrees C over a 34-hour period with concentrations of 10mg./ml. and 15mg./ml. The cells used were human embryonic fibroblast skin cells.

•	On September 21, 2005, we filed for a trademark of "AAGP" which is to be used as a trade name for our synthetic AFGP molecules.

Additional Highlights

•	On October 6, 2005, we entered into a collaboration with multi-national pharmaceutical company in order to examine the viability of using our AAGP™ molecules in the preservation of vaccines.

•
On October 14, 2005, we announced that results from the testing of embryonic fibroblast skin cells at temperature ranges of -3 degrees C and 3 degrees C were exceptional. Our results were presented to a major European cosmetics corporation. This corporation was impressed with the results at the temperatures tested and believed that our molecule could play a significant role in their cold weather line of cosmetics and skin care products. They then requested that we test AAGP™ on the same cell line at a temperature of 37 degrees C (98.6 degrees F or core body temperature) for the potential to be included in all of their skin and cosmetic lines. ProteoCell completed these additional tests as requested and the results are as follows: After an intensive 4-day evaluation, the untreated skin cells suffered an 80% mortality rate. The skin cells treated with AAGP™ had 100% survival rate. In addition, Dr. Samer Hussein of ProteoCell took high magnification microscopic slides of both the control and the treated skin cells. He reported that the treated skin cells were healthy and vibrant, while the surviving control cells showed signs of exhaustion and imminent death.

•
On October 18, 2005, we announced a 100% survivability of skin cells treaed with AAGP™. After 6 days, at the completion of tests on human skin cells, cells treated with AAGP™ had 100% survival rate and viability. In contrast, as expected, the untreated control cells suffered 100% mortality.

PART I - FINANCIAL INFORMATION

ProtoKinetix, Inc.

(formerly known as RJV NETWORK, INC.)

Financial Statements

at

September 30, 2005
__________________________

________________________________
Balance Sheet	F-1
Statements of Operations
Statements of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS
Current Asset
Cash	$158,663
Computer equipment, net	2,715
Intangible Assets	3,379,756
$3,541,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$393,850
Accounts payable	35,457
Accrued interest	33,827
Total current liabilities	463,134
Long-term Debt, related party	123,323
Total liabilities	586,457
Stockholders' Equity, as restated
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 38,083,239 shares issued and outstanding	204
Common stock issuable; 1,900,122 shares	13
Stock subscriptions receivable	(90,000)
Additional paid-in capital	13,620,438
Deficit accumulated during the development stage	(10,575,978)
2,954,677
$3,541,134

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2005
(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Cumulative During the Development Stage
Revenue	$-	$-	$-	$-	$-
Expenses
Professional fees	82,000	127,340	253,186	1,161,007	2,346,693
Consulting fees	(257,500)	71,000	3,135,476	593,626	7,257,479
Research and development	206,430	-	373,698	109,533	583,230
General and administrative	33,131	24,374	120,056	92,648	311,282
Interest	2,467	6,300	10,728	18,900	33,828
	66,528	229,014	3,893,144	1,975,714	10,532,512
Loss from continuing
operations	(66,528)	(229,014)	(3,893,144)	(1,975,714)	(10,532,512)
Discontinued Operations
Loss from operations of the
discontinued segment		-		-	(43,466)
Net loss	$(66,528)	$(229,014)	$(3,893,144)	$(1,975,714)	$(10,575,978)
Net Loss per Share (basic and
fully diluted)	$(0.00)	$(0.01)	$(0.10)	$(0.07)
Weighted average shares
outstanding	39,903,852	29,063,667	38,053,516	28,260,875

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2005
(Unaudited)

					Additional	Stock	Deficit Accumulated
	Common Stock		Common Stock Issuable		Paid-in	Subscriptions	During the
	Shares	Amount	Shares	Amount	Capital	Receivable	Development Stage	Total
Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$-	$5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50			4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80			20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80			20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49
Net loss for year							(1,262,745)	(1,262,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108		(1,294,560)	2,235,690
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2005
(Unaudited)
(Continued)

					Additional	Stock	Deficit Accumulated
	Common Stock		Common Stock Issuable		Paid-in	Subscriptions	During the
	Shares	Amount	Shares	Amount	Capital	Receivable	Development Stage	Total
Warrants exercised:
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period							(5,388,274)	(5,388,274)
Balance, December 31, 2004	28,793,206	154	6,950,000	37	9,924,547	(330,000)	(6,682,834)	2,911,904

Issuance of subscribed stock						240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	1,650,000	8	(1,650,000)	(8)				-
Options exercised,
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	250,000	1	(250,000)	(1)				-
Issuance of common stock for stock subscriptions received	1,400,000	7	(1,400,000)	(7)				-
Issuance of stock for options exercised	135,000	1	(135,000)	(1)				-
Issuance of common stock for services
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	16			3,320,984			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	111,111	1	(111,111)	(1)
Common stock canceled; August 2005	(250,000)	(1)			(257,499)			(257,500)
Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005			100,000	1	57,999			58,000
Net loss for period							(3,893,144)	(3,893,144)
Balance, September 30, 2005	38,083,239	$204	1,900,122	$13	$13,620,438	$(90,000)	$(10,575,978)	$2,954,677

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2005
(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$(3,893,144)	$(1,975,714)	$(10,575,978)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	674		927
Issuance of common stock for services
and expenses	3,433,740	1,697,075	7,340,241
Warrants issued for consulting services	-	-	1,716,253
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
Increase in amounts due to outside management consultants	-	5,139	393,850
Increase in accounts payable	14,569	11,091	35,457
Increase in interest payable	10,727	18,900	33,827
Net cash flows used in operating activities	(433,434)	(243,509)	(842,689)
Cash Flows from Investing Activities
Acquisition of intangible assets	-	(45,756)	(45,756)
Purchase of computer equipment	(1,959)	(1,683)	(3,642)
Net cash flows used in investing activities	(1,959)	(47,439)	(49,398)
Cash Flows from Financing Activities
Warrants exercised	240,000	-	615,000
Stock options exercised	70,500	-	100,500
Issuance of common stock for cash		15,000	20,250
Loan proceeds		315,000	315,000
Net cash flows provided by financing activities	310,500	330,000	1,050,750
Net change in cash	(124,893)	39,052	158,663
Cash, beginning of period	283,556	104
Cash, end of period	$158,663	$39,156	$158,663

Supplementary information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	$-	$-	$934,000
Stock subscriptions received		-	330,000
Note payable converted to common stock	191,677	-	191,677

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

Organization

ProtoKinetix, Incorporated (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999. The Company is a medical research company whose mission is the advancement of human health care.

In 2003, the Company entered into an assignment of license agreement (the "Agreement") with BioKinetix, Inc., an Alberta, Canada, corporation. The Agreement provided the Company with an exclusive assignment of all of the rights (the "Rights") that BioKinetix possessed relating to proprietary technologies that are being developed for the creation and commercialization of "superantibodies," an enhancement of antibody technology that makes ordinary antibodies much more lethal. In consideration, the Company's Board of Directors authorized the Company to issue 16,000,000 shares of its common stock to the shareholders of BioKinetix.

The Company is also currently researching the benefits and feasibility of proprietary synthesized Antifreeze Glycoproteins ("AFGP"). In preliminary studies, AFGP has demonstrated an ability to protect and preserve human cells at temperatures below freezing.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended December 31, 2004. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern
As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Intangible Assets

The intangible assets consist of license rights to proprietary medical research technologies. The cost of the license rights is stated at cost or the value of the shares issued by the Company to acquire the license rights. The cost is not amortized because the licenses have indefinite lives. At September 30, 2005, management has determined that there is no impairment in the license rights that should be recorded against the carrying amount of the assets.

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The loss per share for the periods ended September 30, 2005 and 2004, have been adjusted accordingly. Diluted loss per share takes into consideration common shares of outstanding (computed under basic loss per share) and potentially dilutive securities. The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of loss per share computations.

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

In April 2005, 285,832 common shares and in May 2005, 353,090 common shares were issued in lieu of payment on this note.

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

Note 4. Subsequent Event

In October 2005, the Company issued 36,233 shares of its common stock for services.

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

Plan of Operation

Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2005 and into calendar 2006.

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

There are two areas of research the Company is focused on, with the Company's AFGP Project receiving a vast majority of the Company's time and resources. Below is a brief discussion of our projects. In order to assist you in better understanding the Company's research projects, here are three definitions of some of the terms used below:

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

RECAF Antibody Project

The Company's first project, the development of a cancer chemotherapeutic agent based upon RECAF, a receptor for Alphafeta protein which is found on the cell surface of many types of malignant cells. The RECAF is a site which the Company believes exists on many cancer cells. Think of the RECAF site as a "lock on a door." Cancer cells by their very nature are antigens or foreign invaders to the way the body functions normally. The body has cells which create what are called antibodies. Antibodies are the way in which the human body attacks antigens and to cause them to die. The problem with cancer cells is that in an effort to destroy the cancer cell, it is difficult for an antibody to gain access to and bind to a cancer cell. The Company believes that should the RECAF receptor site exist, it will be able to design a superantibody (or enhanced daisy chain antibody) which will bind to the RECAF receptor site (like a key going into the lock of the door) and destroy the cancer cell.

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

As of the date of this quarterly report, given the exceptional results and promise of the AFGP Project, along with other critically important factors, the Company is currently evaluating the extent to which the Company will devote time and resources to the RECAF Antibody Project. The Company will continue to update the marketplace in the form of Form 8-K Current Reports as developments occur.

AFGP Project (the "AFGP Project")

The second project that the Company has undertaken is to develop and test synthetic antifreeze proteins (AFP) and antifreeze glycoproteins (AFGP).

The AFGP Project will receive much of the Company's research efforts and resources over the foreseeable future.

ProtoKinetix has entered into agreements to acquire the exclusive right to develop products derived from patent pending technologies related to synthetic AFGPs. The ProtoKinetix intellectual property rights were developed by Dr. Jean-Charles Quirion.

During the third calendar quarter of 2005, the Company filed a trademark application with the United States Patent and Trademark Office in order to trademark "AAGP" as the trade name for our synthetic AFGP molecules.

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

Scientists have conducted many experiments in which they extracted naturally occurring AFGP from a variety of fish and then used these naturally occurring antifreeze glycoproteins to reduce the temperature at which ice crystals are formed. It has been determined in experiments by many scientists that mammalian cells in a solution containing natural AFGP could be successfully preserved at temperatures several degrees below zero C. At this temperature the metabolic rate of the cells is very low, and these cells can be preserved for a longer period of time at sub zero temperatures as long as the cells are not destroyed by the formation of ice crystals. However, until today, applications of AFGP were limited since researchers were unable to produce sufficient quantities or stable enough copies of these antifreeze glycoproteins for commercial applications, and the use of naturally occurring compounds extracted from fish is too labor and cost-intensive to be practical.

Researchers, headed by Dr. Jean Charles Quirion in Rouen, France, have developed an innovative and patented chemical synthesis protocol for manufacturing and stabilizing AFGP molecules using a chemical bond that protects these compounds from degradation by naturally occurring enzymes. Dr. Quirion and his team have produced several synthetic antifreeze glycoproteins and have the ability to produce many more different types of these molecules. The synthetic AFGP which has been made have been tested and we were able to show:

•	The molecules are stable down to a pH of 1.8
•	There was no toxicity demonstrated in 2 separate trials
•	The molecules tested have shown that they reduce the freezing point to minus 18 degrees celsius
•	We have been able to preserve red cells at temperatures below zero Celsius using 1 mg per ml of the synthetic antifreeze
•	We have been produced exceptional when testing the survivability of skin cells at both freezing and non-freezing temperatures using our AFGP molecules

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

Expenses and Cash Requirements

As of September 30, 2005, the Company had US $158,663 in available cash.

Expenses for the quarter ending September 30, 2005, arose primarily from professional and consulting fees (in the form of research and development fees and costs). We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. We also incurred consulting fees related to the AFGP research that is being conducted on an ongoing basis. All-in-all, we experienced a net loss of
$66,528 during the quarterly period ending September 30, 2005 (or approximately $.00 per share).

Many of the persons and companies that perform services (including legal, management consulting, financial advisory and science-related services) for the Company are paid in Company common shares or warrants to acquire Company common shares. This method of payment, although it causes dilution to the Company common stock shareholders, allows us to conduct the Company's business with very little cash outflow. There is no guarantee however, that our consultants will continue to accept common stock as payment for services rendered. If there is a change in the Company's need for cash, we may be forced to access some form of debt or equity-based financing in order to continue operations. Obviously, there is no guarantee that the Company will be successful in accessing the cash it requires to operate, should the need arise. And should we be successful in selling some of the Company's equity or debt in a financing, there is no guarantee that such a financing would not be more dilutive to the Company common stock shareholders than our current method of paying consultants with common stock and warrants to acquire or common stock.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF    PROCEEDS

During the quarter ending September 30, 2005, the Company made the following common share issuances:

•	On August 25, 2005, the Company issued 111,111 common sharesÅ to two consultants.

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

•
On August 21, 2003 (SEC Film Number 03859209), the Company filed a Form 8-K that disclosed that the articles of incorporation had been amended and that the name of the Company had changed to ProtoKinetix, Inc.

•	On September 23, 2004, the Company filed an 8-K announcing the execution of the License Agreement with Perigene.
•	On May 17, 2005, we filed an amended Form 8-K announcing that Charles Fred Whittaker had joined the Company's Board of Directors.
•	On November 2, 2005, we filed a Form 8-K announcing that Dr. J.M. Dupuy had resigned from our board of directors effective September 16, 2005.

ProtoKinetix, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: November 10, 2005	By:	/s/ Dr. John Todd

Dr. John Todd
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)