Form 10KSB
period 2005-12-31
ProtoKinetix, Inc.
filed 2006-04-13
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 0-32917

PROTOKINETIX, INC.
Formerly known as RJV Networks, Inc.
(Name of small business issuer as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1500-885 West Georgia Street
Vancouver, British Columbia Canada V6C 3E8
________________________________________________________________________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (604) 687-9887
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  $.001 par value common stock
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for the most recent fiscal year were USD $2,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $20,954,192 based upon the closing price of our common stock which was $0.66 on April 12, 2006. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 7,918,780 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 12, 2006, there were 39,667,556 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

INTRODUCTION

The following discussion should be read in conjunction with our audited financial statements and notes thereto. Because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expects," "plan," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

WE ARE A DEVELOPMENT STAGE BUSINESS AND AN INVESTMENT IN OUR COMPANY IS EXTREMELY RISKY.

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

PROTOKINETIX, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a development stage company that has not yet sold or marketed any products. The Company had $2,000 in revenues for the year ended December 31, 2005.

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific efforts, to date, there has not been a commercial product developed by the Company. The Company continues to conduct research; however, the ultimate commercialization of a viable product may never occur. Further, even if a product is developed, the desired results for which it was originally intended may not be achieved.

General

ProtoKinetix is a biotechnical company headquartered in Vancouver, British Columbia that owns the world-wide rights to a family of synthetic anti-freeze glycoproteins (trademarked by the Company as AAGP™). The Company is dedicated to the commercial development of AAGP™ for use in human and veterinary medicine, food additives and supplements, and the biotechnology and cosmetic industry. ProtoKinetix is making rapid and meaningful progress in this domain by coordinating a team of world recognized intellectual talent in a networked environment. This team has been able to use previously published research on native antifreeze proteins and antifreeze glycoproteins as a guide to the expansion and development of markets for this valuable family of molecules.

The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, although the Company has engaged the prestigious patent law firm of Cabinet-Moutard of Versaille, France, to file a number of international patent applications (consistent with our agreements with the licensors of various technologies we license), the Company itself has no finished commercial product or products, and has received no final patents awards or FDA approvals for any product or diagnostic procedures.

The Company currently has no full time employees. The Company operates with a skeletal management team headed by John Todd, M.D. In addition to Dr. Todd, the Company receives advice and counsel from its Scientific Advisory Board. A short biography of Dr. Todd may be found within this Form 10-KSB, and the biographies of other members of the ProtoKinetix Scientific Advisory Board may be found within the "About Us" section of the Company's website located at www.protokinetix.com.

The Company is focused on the research and development of one primary compound which it has filed a trademark application for. This compound is called AFGP.

AFGP Project

The Company has undertaken is to develop and test synthetic antifreeze glycoproteins (AFGP).

ProtoKinetix has entered into agreements to acquire the exclusive right to develop products derived from patent pending technologies related to synthetic AFGPs. The ProtoKinetix intellectual property rights were developed by Dr. Jean-Charles Quirion.

Intellectual Property

As of the date of this report, although the Company's development agents, including the parties the Company has licensed AFGP technologies from, have applied to receive patents for technologies ProtoKinetix has licensed and continues to primarily base it's research efforts on, no patents have been issued by a governmental or quasi-governmental agency. The references of applications that the Company has filed to date are PCT/IB2005/003940, filed on December 2, 2005 under the priority of the French patent application FR 0412782 which was filed on December 2, 2004.

Subject to our available financial resources, our intellectual property strategy is: (1) to pursue licenses, trade secrets, and know-how within the Company's primary research areas, and (2) to develop and acquire proprietary positions to reagents and new platforms for the development of products related to these technologies.

Trade Secrets and Know-How

We believe that even if the Company's intellectual property position is ultimately diminished as a result of our development agents and licensors to receive patent protection for the licenses ProtoKinetix has contracted to access, we have developed a substantial body of trade secrets and know-how relating to the development of AAGP™, including but not limited to the optimization of materials for efforts, and how to maximize sensitivity, speed-to-result, specificity, stability and reproducibility.

Competition

The markets that the Company is attempting to enter are multi-billion dollar international industries. They are intensely competitive. Many of our competitors (from every perspective) are substantially larger and have greater financial, research, manufacturing, and marketing resources.

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

We believe our scientific and technological capabilities are significant. Some of the results of our research are available at our website located at www.protokinetix.com.

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

Although there is no such immediate need to make any regulatory filing in the United States or abroad, one should know that we have limited experience with regard to obtaining FDA or other required regulatory approvals, and no experience with obtaining pre-marketing approval of a biologic product. (See "Governmental Regulation" for definition of pre-marketing approval.) For this reason, should our research efforts continue to show promise, we will likely need to hire consultants to assist the Company with such governmental regulations.

Our access to capital is more challenging, relative to most of our competitors. This is a competitive disadvantage. We believe however that our access to capital may increase as we get closer to the development of a commercially viable product.

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

Abandonment of the RECAF Project

The Company has completed its evaluation of the existence on the RECAF receptor site. Validation trials were set up in order to determine the specificity of the RECAF receptor site with a view towards developing a therapeutic antibody to destroy the cancer target the super antibody binds to. These trials failed to provide the Company with the specificity required necessary to fund the development of a therapeutic hunter killer antibody. The Company continues to own the rights to both the Super Anti-Body and the catalytic antibody platform technologies. The Company will continue to search for a receptor site that exists only on cancer cells, as well as one that is patentable.

The Company is not currently directing significant resources towards the RECAF Antibody Project

Governmental Regulation

As was discussed above, the Company currently has no commercially viable products. The below discussion relates to factors that may come into play when and if the Company has a commercially viable product.

All of the Company’s research relates to products that are regulated by the European regulatory agencies, FDA, U.S. Department of Agriculture, certain state and local agencies, and/or comparable regulatory bodies in other countries (collectively, these agencies shall be referred to as the "Agencies"). Government regulation affects almost all aspects of development, production, and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing, and record keeping. The FDA - and U.S. Department of Agriculture - regulated products require some form of action by that agency before they can be marketed in the United States, and, after approval or clearance, the Company must continue to comply with other FDA requirements applicable to marketed products. Both before and after approval or clearance, failure to comply with the FDA’s requirements can lead to significant penalties.

The Company's proposed AAGP™ products may be regulated as medical devices and/or biologics. There are two review procedures by which medical devices can receive FDA clearance or approval. Some products may qualify for clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, in which the manufacturer provides a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness). In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding such substantial equivalence. An applicant must submit a 510(k) application at least 90 days before marketing of the affected product commences. Although FDA clearance may be granted within that 90-day period, in some cases as much as a year or more may be required before clearance is obtained, if at all.

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

The Company's proposed AAGP™ products may be considered by FDA to be a biologic and will therefore be submitted to the biologics division of FDA, the Center for Biologics Evaluation and Research.

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

In addition, the FDA regulates the export of medical devices that have not been approved for marketing in the United States. The Federal Food, Drug and Cosmetic Act contains general requirements for any medical device that may not be sold in the United States and is intended for export. Specifically, a medical device intended for export is not deemed to be adulterated or misbranded if the product: (1) accords to the specifications of the foreign purchaser; (2) is not in conflict with the laws of the county to which it is intended for export; (3) is labeled on the outside of the shipping package that it is intended for export; and (4) is not sold or offered for sale in the United States. Some medical devices face additional statutory requirements before they can be exported. If an unapproved device does not comply with an applicable performance standard or premarket approval requirement, is exempt from either such requirement because it is an investigational device, or is a banned device, the device may be deemed to be adulterated or misbranded unless the FDA has determined that exportation of the device is not contrary to the public health and safety and has the approval of the country to which it is intended for export. However, the Federal Food, Drug and Cosmetic Act does permit the export of devices to any country in the world, if the device complies with the laws of the importing country and has valid marketing authorization in one of several "listed" countries under the theory that these listed countries have sophisticated mechanisms for the review of medical devices for safety and effectiveness.

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

A shareholder meeting was not held during fiscal year 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The Penny Stock Rules requires a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

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

2004	Low	High
As of March 31, 2004	$.47	.55
As of June 30, 2004	.90	.98
As of September 30, 2004	.54	.62
As of December 31, 2004	.60	.70
2005	Low	High
As of March 31, 2005	$.45	$.55
As of June 30, 2005	.87	.94
As of September 30, 2005	.52	.58
As of December 31, 2005	.60	.63

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

Holders

As of April 12, 2006, there were approximately 76 shareholders of record of the company's Common Stock.

As of April 12, 2006, the Company had 39,667,556 shares issued and outstanding. During the year ended December 31, 2005, the Company issued 12,507,991 new common shares. From January 1, 2006 through April 12, 2006 the Company issued 166,359 common shares.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The previously filed Form 10-QSBs outline transactions related to new issuances for the first, second and third calendar quarters of 2005. Below is a table showing the number of newly issued shares by quarter:

Period	Number of Newly Issued Common Shares
First Quarter	2,000,000
Second Quarter	7,428,922
Third Quarter	147,344
Fourth Quarter	2,931,725
Total	12,507,991

There have been no sales of unregistered securities during calendar 2005 which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On March 8, 2005 the Company issued a total of 2,000,000 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On April 4, 2005 the Company issued a total of 3,050,000 common shares pursuant to the exercise of prior issued Warrants. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On April 5, 2005 the Company issued a total of 285,832 common shares to Thunderbird Global Corporation in consideration of the conversion of $85,749.60 of the outstanding debentures Thunderbird Global Corporation holds. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On April 30, 2005, the Company issued a total of 30,000 common shares pursuant to a due diligence fee agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On May 9, 2005 the Company issued a total of 353,090 common shares to Thunderbird Global Corporation in consideration of the conversion of $105,927 of the outstanding debentures Thunderbird Global Corporation holds. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On May 10, 2005 the Company issued a total of 1,150,000 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On May 11, 2005 the Company issued a total of 1,200,000 common shares pursuant to a consulting agreement with Sedona West Investment Group, Inc. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended. The Company has cancelled these shares and is in the process of filing a complaint and a request for an order from a state court in Nevada against Sedona in order to have these shares returned to the Company treasury.

On May 20, 2005 the Company issued a total of 1,750,000 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On June 23, 2005 the Company issued a total of 810,000 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On August 10, 2005 the Company issued a total of 36,233 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On August 25, 2005 the Company issued a total of 111,111 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On November 7, 2005 the Company issued a total of 1,000,000 common shares pursuant to a prior executed contract. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On November 15, 2005 the Company issued a total of 311,725 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On December 2, 2005 the Company issued a total of 400,000 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On December 23 2005 the Company issued a total of 1,220,000 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

There have been no sales of unregistered securities during calendar 2006 which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On February 22, 2006 the company issued a total of 166,359 common shares pursuant to three consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

Warrants

On November 21, 2005, in lieu of payment for advisory services rendered to the Company, the Company issued the following parties warrants to purchase common shares of the Company's stock:

	No. of shares	Exercise Price	Date Exercised	Date Expired

Murdock Capital Partners	100,000	0.60	Not Exercised(1)	11/21/06
Murdock Capital Partners	100,000	0.58	Not Exercised(2)	11/21/06
Total	200,000

(1) As of April 12, 2006 these warrants have not been exercised.
(2) As of April 12, 2006 these warrants have not been exercised.

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

In addition, certain statements made in this report may constitute "forward-looking statements." These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Overview

ProtoKinetix is a biotechnical company headquartered in Vancouver, British Columbia that owns the world-wide rights to a family of synthetic anti-freeze glycoproteins (trademarked by the Company as AAGP™). The Company is dedicated to the commercial development of AAGP™ for use in human and veterinary medicine, food additives and supplements, and the biotechnology and cosmetic industry. ProtoKinetix is making rapid and meaningful progress in this domain by coordinating a team of world recognized intellectual talent in a networked environment. This team has been able to use previously published research on native antifreeze proteins and antifreeze glycoproteins as a guide to the expansion and development of markets for this valuable family of molecules.

The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, although the Company has engaged the prestigious patent law firm of Cabinet-Moutard of Versaille, France, to file a number of international patent applications (consistent with our agreements with the licensors of various technologies we license), the Company itself has no finished commercial product or products, and has received no final patents awards or FDA approvals for any product or diagnostic procedures.

The Company currently has no full time employees. The Company operates with a skeletal management team headed by John Todd, M.D. In addition to Dr. Todd, the Company receives advice and counsel from its Scientific Advisory Board. A short biography of Dr. Todd may be found within this Form 10-KSB, and the biographies of other members of the ProtoKinetix Scientific Advisory Board may be found within the "About Us" section of the Company's website located at www.protokinetix.com.

The Company is focused on the research and development of one primary compound which it has filed a trademark application for. This compound is called AFGP.

Project

The Company has undertaken is to develop and test synthetic antifreeze glycoproteins (AFGP).

ProtoKinetix has entered into agreements to acquire the exclusive right to develop products derived from patent pending technologies related to synthetic AFGPs. The ProtoKinetix intellectual property rights were developed by Dr. Jean-Charles Quirion.

Intellectual Property

As of the date of this report, although the Company's development agents, including the parties the Company has licensed AFGP technologies from, have applied to receive patents for technologies ProtoKinetix has licensed and continues to primarily base it's research efforts on, no patents have issued by a governmental or quasi-governmental agency. The references of applications that the Company has filed to date are PCT/IB2005/003940, filed on December 2, 2005 under the priority of the French patent application FR 0412782 which was filed on December 2, 2004.

Subject to our available financial resources, our intellectual property strategy is: (1) to pursue licenses, trade secrets, and know-how within the Company's primary research areas, and (2) to develop and acquire proprietary positions to reagents and new platforms for the development of products related to these technologies.

Trade Secrets and Know-How

We believe that even if the Company's intellectual property position is ultimately diminished as a result of our development agents and licensors to receive patent protection for the licenses ProtoKinetix has contracted to access, we have developed a substantial body of trade secrets and know-how relating to the development of AAGP™, including but not limited to the optimization of materials for efforts, and how to maximize sensitivity, speed-to-result, specificity, stability and reproducibility.

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

We believe our scientific and technological capabilities are significant. Some of the results of our research are available at our website located at www.protokinetix.com.

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

Although there is no such immediate need to make any regulatory filing in the United States or abroad, one should know that we have limited experience with regard to obtaining FDA or other required regulatory approvals, and no experience with obtaining pre-marketing approval of a biologic product. (See "Governmental Regulation" for definition of pre-marketing approval.) For this reason, should our research efforts continue to show promise, we will likely need to hire consultants to assist the Company with such governmental regulations.

Our access to capital is more challenging, relative to most of our competitors. This is a competitive disadvantage. We believe however that our access to capital may increase as we get closer to the development of a commercially viable product.

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

Researchers, headed by Dr. Jean Charles Quirion in Rouen, France have developed an innovative and patented chemical synthesis protocol for manufacturing and stabilizing AFGP molecules using a chemical bond that protects these compounds from degradation by naturally occurring enzymes. Dr. Quirion and his team have produced several synthetic antifreeze glycoproteins and have the ability to produce many more different types of these molecules. The synthetic AFGP which has been made has been tested and we were able to show:

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

Expenses

Expenses in 2005 arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. We also incurred consulting fees which contributed to a net loss of $5,096,296 during the twelve month period ended December 31, 2005.

Plan of Operation

Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2006.

Sales and Marketing

The Company is currently not selling or marketing any products.

Liquidity and Capital Resources

At December 31, 2005, we had $96,571 in cash and $109,310 in total current assets. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2005.

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

Results of Operations for the Year Ended December 31, 2005

We had $2,000 in net revenues.

We had a $5,096,296 loss from operations for 2005.

Operating expenses were $5,098,296 in 2005. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

ITEM 6A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and schedules that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB on the "F" pages.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of April 12, 2006, the Company's current officers and directors consist of the following persons:

Name	Age	Office	Since
Dr. John Todd	61	Chairman of the Board, President, CEO and CFO	Inception
Mr. C. Fred Whittaker	63	Director	2005

Dr. John Todd

Dr. John Todd has held the position of Chairman and President of ProtoKinetix, Inc since July 2003. From 1999 to 2003 Dr. Todd was a visiting consultant at the BC Women's Hospital. Dr. Todd received his Doctor of Medicine from the University of Calgary in 1974.

C. Fred Whittaker

Mr. C. Fred Whittaker was elected to our Board of Directors in 2005. Mr. Whittaker has been in the accounting profession for over 40 years. Mr. Whittaker received his Chartered Accounting designation in 1967, and has worked for various accounting firms, including KPMG, as well as for himself at different times in the past. For the last 15 years, he has worked exclusively for Whittaker & Associates, a regional accounting firm which he founded located in Vancouver, British Columbia. Currently, Mr. Whittaker is a senior partner at the accounting firm of Whittaker & Associates and has been for the past 30 years.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2005, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

Code of Ethics

Effective March 31, 2006, our board of directors adopted the ProtoKinetix, Inc. Code of Business Conduct and Ethics. The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics.

Identification of Audit Committee; Audit Committee Financial Expert

The Company currently does not have an audit committee and has not made a determination of whether there is a financial expert. The Company plans to establish an audit committee during the third quarter of the current fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2005, and 2004:

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Dr. John Todd	2005	$0	-0-	-0-	-0-	------	-0-
President, Chief	2004	0	-0-	-0-	-0-	------	-0-
Executive Officer
and Director

Mr. C. Fred Whittaker	2005	$0	-0-	-0-	-0-	------	-0-
Director	2004	0	-0-	-0-	-0-	------	-0-
And Director

Options/SAR Grants in the Last Fiscal Year

N/A

Employment Agreements

None

Chief Executives Officer’s compensation

During fiscal year 2005, Dr. John Todd did not draw a salary nor did the Company accrue a salary for any obligation.

Compensation of Directors

Directors receive no remuneration for their services as directors at this time. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2005 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address	Shares Beneficially Owned	Percent of Class
Dr. John Todd (2)	3,130,000(1)	.076%
Mr. C. Fred Whittaker (3)	120,000.002%
Centrum Bank AG (4)	4,668,780.113%
TOTAL	7,918,780.193%

(2) This amount includes 400,000 shares beneficially owned J.D. Todd Medical Inc.

(3) The address is 1500-885 Georgia Street, Vancouver, BC V6C 3E8 Canada

(4) The address is 1500-885 Georgia Street, Vancouver, BC V6C 3E8 Canada

(5) The address is Kirchstrasse 3, 9490 Vaduz Liechtenstein

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1.i Certificate of Incorporation filed as an exhibit to the Company's registration statement on  Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.

3.1.ii By-Laws filed as an exhibit to the Company's registration statement on Form 10SB/A  filed on July 24, 2001 and incorporated herein by reference.

14.1 ProtoKinetix, Inc. Code of Ethics attached.

23.1 Consent of Experts and Counsel attached.

31.1 Rule 13a-12(a)/15d-14(a) Certifications attached.

32.1 Section 1350 Certifications attached.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2005 and December 31, 2004, Peterson Sullivan PLLC, the Company’s principal accountants, billed the Company $30,292 and $27,403, respectively, for fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB.

Audit-Related Fees

For the years ended December 31, 2005 and December 31, 2004, Peterson Sullivan PLLC did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2005 and December 31, 2004, Peterson Sullivan PLLC did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2005 and December 31, 2004, Peterson Sullivan PLLC did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

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

PROTOKINETIX, INC.

Date: April 12, 2006	By:	/s/ Dr. John Todd
Dr. John Todd
President, CEO and CFO

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/Dr. John Todd Dr. John Todd	Chief Executive Officer, President, Chief Financial Officer and Chairman Of The Board	April 12, 2006

PROTOKINETIX, INCORPORATED (A Development Stage Company) FINANCIAL REPORT DECEMBER 31, 2005

F1

C O N T E N T S

                                                      Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                         F3

FINANCIAL STATEMENTS

BALANCE SHEET                                            F4

STATEMENTS OF OPERATIONS                                            F5

STATEMENTS OF STOCKHOLDERS' EQUITY and 6                                                                          F6-F7

STATEMENTS OF CASH FLOWS                                                                                                           F8

NOTES TO FINANCIAL STATEMENTS - 14                                         F9-F15

F2

<?xml:namespace prefix = v ns = "urn:schemas-microsoft-com:vml" />

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Protokinetix, Incorporated

We have audited the accompanying balance sheet of Protokinetix, Incorporated (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period from December 23, 1999 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protokinetix, Incorporated (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from December 23, 1999 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues or positive cash flows from operations and has an accumulated deficit at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

March 27, 2006
Seattle, Washington

F3

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEET

December 31, 2005
ASSETS
Current Asset
Cash	$ 96,571
Accounts receivable	6,539
Prepaid expenses	6,200
Total current assets	109,310
Computer Equipment, net	2,461
Intangible Assets	3,110,000
$ 3,221,771
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$ 306,892
Accounts payable	31,087
Accrued interest	36,294
Total current liabilities	374,273
Convertible Note Payable	123,323
Total liabilities	497,596
Stockholders' Equity
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 40,801,197 shares issued and outstanding	220
Common stock issuable; 608,375 shares	6
Additional paid-in capital	14,503,079
Deficit accumulated during the development stage	(11,779,130)
2,724,175
$ 3,221,771

See notes to finanacial statements

F4

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2005
			Cumulative
			During the
			Development
	2005	2004	Stage
Revenues	$ 2,000	$ -	$ 2,000
Expenses
Professional fees	333,186	1,573,933	2,426,693
Consulting fees	3,915,676	3,460,613	8,037,679
Research and development	410,650	209,532	620,182
General and administrative	155,835	121,096	347,061
Impairment loss	269,756		269,756
Interest	13,193	23,100	36,293
	5,098,296	5,388,274	11,737,664
Loss from continuing operations	(5,096,296)	(5,388,274)	(11,735,664)
Discontinued Operations
Loss from operations of the discontinued
segment			(43,466)
Net loss	$ (5,096,296)	$ (5,388,274)	$ (11,779,130)
Net Loss per Common Share (basic and
fully diluted)	$ (0.13)	$ (0.18)
Weighted average number of common
shares outstanding	38,598,215	29,941,359

See Notes to Financial Statements

F5

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2005
							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(1,262,745)	(1,262,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(1,294,560)	2,235,690
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf license			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period						-	(5,388,274)	(5,388,274)
Balance, December 31, 2004	28,793,206	$ 154	6,950,000	$ 37	$ 9,924,547	$ (330,000)	$ (6,682,834)	$ 2,911,904

See Notes to Financial Statements

F6

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

(Continued)
For the Years Ended December 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2005
							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Balance, December 31, 2004	28,793,206	$ 154	6,950,000	$ 37	$ 9,924,547	$ (330,000)	$ (6,682,834)	$ 2,911,904
Issuance of common stock for stock subscriptions received						240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,								-
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)				-
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400
Common stock canceled; August 2005	(250,000)	(1)			(257,499)			(257,500)
Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005 (Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year							(5,096,296)	(5,096,296)
Balance, December 31, 2005	40,801,197	$ 220	608,375	$ 6	$ 14,503,079	$ -	$ (11,779,130)	$ 2,724,175

See Notes to Financial Statements

F7

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2005

			Cumulative
			During the
			Development
	2005	2004	Stage
Cash Flows from Operating Activities
Net loss for year	$ (5,096,296)	$ (5,388,274)	$ (11,779,130)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	674	253	927
Write-off of Recaf license	269,756		269,756
Issuance of common stock for services
and expenses	4,316,390	2,796,501	8,222,891
Warrants issued for consulting services		1,716,253	1,716,253
Stock options issued for consulting services		212,734	212,734
Changes in operating assets and liabilities
Accounts receivable	(6,539)		(6,539)
Prepaid expenses	(6,200)		(6,200)
Due to outside
management consultants	(86,958)	270,984	306,892
Accounts payable	10,199	(20,660)	31,087
Accrued interest payable	13,194	23,100	36,294
Net cash used in operating activities	(585,780)	(389,109)	(995,035)
Cash Flows from Investing Activities
Acquisition of intangible assets	-	(45,756)	(45,756)
Purchase of computer equipment	(1,705)	(1,683)	(3,388)
Net cash flows used in investing activities	(1,705)	(47,439)	(49,144)
Cash Flows from Financing Activities
Warrants exercised	330,000	375,000	705,000
Stock options exercised	70,500	30,000	100,500
Issuance of common stock for cash			20,250
Proceeds from convertible note		315,000	315,000
Net cash flows provided by financing activities	400,500	720,000	1,140,750
Net change in cash	(186,985)	283,452	96,571
Cash, beginning of year	283,556	104
Cash, end of year	$ 96,571	$ 283,556	$ 96,571
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Supplementary Information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	$ -	$ 934,000	$ 934,000
Stock subscriptions received		330,000	330,000
Note payable converted to common stock	191,677		191,677

See Notes to Financial Statements

F8

NOTES TO FINANCIAL STATEMENTS

Note 1. The Company and Significant Accounting Policies

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

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash

Cash consists of funds held in checking accounts. Cash balances may exceed federally insured limits from time to time.

Accounts Receivable

Receivables consist of cost advances and $2,000 due from a veterinary center that purchased the Company's AFGP product for research.

F9

Computer Equipment

Computer equipment is stated at cost and is depreciated using straight-line methods over the estimated useful lives.

Intangible Assets

The intangible assets consist of license rights to proprietary medical research technologies. The license rights are stated at cost or the value of the shares issued by the Company to acquire the license rights. The cost is not amortized because the licenses have indefinite lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment.

Due to Outside Management Consultants

The Company's offices are currently provided by outside management consultants and costs are allocated to the Company. The amounts due are unsecured, bear no interest and are due on demand.

Convertible Note Payable

On February 1, 2004, the Company executed a subscription agreement under which the Company issued to a corporation an 8% secured convertible note in exchange for $315,000. The note was due February 1, 2006, and is convertible into shares of the Company's common stock at the lower of $.30 per share or 70% of the average of the three lowest trading prices for the 30 days prior to the conversion date. No beneficial conversion feature was applicable to this convertible note.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, due to outside management consultants, accounts payable, accrued interest and convertible note payable. The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.

Revenue Recognition

The Company recognizes revenue when a sale is made, the fee is fixed or determinable, collectibility is probable and no significant company obligations remain.

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

F10

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The loss per share for the years ended December 31, 2005 and 2004, have been adjusted accordingly. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

There are 200,000 warrants outstanding of which 100,000 are exercisable at $0.60 per share and 100,000 are exercisable at $0.58 per share; all with an expiration date of November 21, 2006.

Stock-Based Compensation

The Company has a stock-based equity incentive plan, which is described more fully in Note 4. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net loss when options granted under the plan have an exercise price equal to or greater than the market value of the underlining common stock on the date of grant. No options have been granted to employees under the plan, therefore no reconciliation is provided of the effects on net loss in applying the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation for stock options and warrants to purchase stock granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options or warrants granted. The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.

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

F11

Recent Accounting Pronouncements

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005. This Statement amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005. This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The Company is currently researching the effect of SFAS No. 123(R) on the financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29," is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's financial statements.

The EITF reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's financial statements.

F12

In September 2005, the EITF reached consensus on Issue No. 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company's financial statements.

Note 2. Intangible Assets

The Company has the following intangible assets at December 31:

BioKinetix License	$2,400,000
AFGP License	710,000
$3,110,000

At December 31, 2005, management has determined that there is no remaining useful life of the RECAF license. Accordingly, an impairment loss of $269,756 was recorded in 2005.

Note 3. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2005, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $11,780,000 available to reduce future taxable income. The tax loss expires in years between 2022 and 2024.

The deferred tax asset associated with the tax loss carry forward is approximately $4,005,000. The Company has provided a valuation allowance against the deferred tax asset. The valuation allowance increased by $1,731,000 and $1,949,000 for 2005 and 2004, respectively.

F13

Note 4. Discontinued Operations

In 2003, the Company signed the licensing agreement described in Note 1. This agreement changed the Company's business plan to that of a medical research company. Accordingly, the operating results related to the internet-based real estate listing segment have been presented as discontinued operations in these financial statements for all periods presented. There were no revenues for the years presented in losses from discontinued operations.

Note 5. Stock-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. In 2004 and 2005, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

2004	Number of Shares	Value per Share
March	1,652,300	$0.60
May	500,000	$1.03
July	159,756	$0.75
August	100,000	$0.71
October	732,400	$0.65
November	650,000	$0.70
December	255,000	$0.65
Total 2004	4,049,456

2005	Number of Shares	Value per Share
April	30,000	$0.50
May	3,075,000	$1.08
June	50,000	$1.01
August	18,518	$0.81
November	66,725	$0.54
December	1,220,000	$0.62
Total 2005	4,460,243

F14

In addition, during 2004 and 2005, the Company issued stock options to directors, advisors and consultants. A summary of the Company's outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2003	-	$ -
Granted	400,000	$0.30
Exercised	(100,000)	$0.30
Outstanding at December 31, 2004	300,000	$0.30
Granted
Exercised	(235,000)	$0.30
Forfeited	(65,000)	$0.30
Outstanding at December 31, 2005	-
Options exercisable at December 31, 2005	-

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were a risk-free interest rate of 4.75%, a one-year expected life (except for the options exercised for which a two-week expected life was used), volatility of 118% and a dividend yield of 0.0%.

Note 6. Subsequent Event

In 2006, the Company entered into letter agreements for a private placement offering raising a total of $450,000 by issuing 900,000 shares of common stock at $0.50 per share including warrants to purchase 450,000 shares of common stock. The warrants are exercisable at $0.50 per share until February 1, 2007.

In February 2006, the Company issued 166,359 shares of common stock for consulting services.

F15