Form 10QSB
period 2006-03-31
ProtoKinetix, Inc.
filed 2006-05-22
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 0-32917

PROTOKINETIX, INC.

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1500-885 West Georgia Street
Vancouver, British Columbia Canada V6C3E
________________________________________________________________________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (604) 687-9887
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  $.0000053 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No ___

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes _ No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

41,496,835 common shares outstanding, $0.0000053 par value, at May 8, 2006.

Transitional Small Business Disclosure Format: Yes __ No X

PART I

ITEM 1. FINANCIAL STATEMENTS

Our Financial Statements are attached on Pages F1 - F5.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans, and expectations. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Overview

We are a biotechnical company headquartered in Vancouver, British Columbia that owns the world-wide rights to a family of synthetic anti-freeze glycoproteins (trademarked by us as AAGP™). We are dedicated to the commercial development of AAGP™ for use in human and veterinary medicine, food additives and supplements, and the biotechnology and cosmetic industry. We are making rapid and meaningful progress in this domain by coordinating a team of world recognized intellectual talent in a networked environment. This team has been able to use previously published research on native antifreeze proteins and antifreeze glycoproteins as a guide to the expansion and development of markets for this valuable family of molecules.

The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, although we have engaged the prestigious patent law firm of Cabinet-Moutard of Versaille, France, to file a number of international patent applications (consistent with our agreements with the licensors of various technologies we license), we have no finished commercial product or products, and have received no final patents awards or FDA approvals for any product or diagnostic procedures. We are focused on the research and development of one primary compound known as AFGP, which we have filed a trademark application for.

Employees

We currently have no full time employees. We operate with a skeletal management team headed by John Todd, M.D. In addition to Dr. Todd, we receive advice and counsel from our Scientific Advisory Board.

Our Main Project

We are currently developing and testing synthetic antifreeze glycoproteins (AFGP). ProtoKinetix has entered into agreements to acquire the exclusive right to develop products derived from patent pending technologies related to synthetic AFGPs. Our intellectual property rights were developed by Dr. Jean-Charles Quirion.

Background on our AFGP Project

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

Scientists have conducted many experiments in which they extracted naturally occurring AFGP from a variety of fish and then used these naturally occurring antifreeze glycoproteins to reduce the temperature at which ice crystals are formed. It has been determined in experiments by many scientists that mammalian cells in a solution containing natural AFGP could be successfully preserved at temperatures several degrees below zero Celsius. At this temperature the metabolic rate of the cells is very low, and these cells can be preserved for a longer period of time at sub zero temperatures as long as the cells are not destroyed by the formation of ice crystals. However, until today, applications of AFGP were limited since researchers were unable to produce sufficient quantities or stable enough copies of these antifreeze glycoproteins for commercial applications, and the use of naturally occurring compounds extracted from fish is too labor and cost-intensive to be practical.

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

Intellectual Property

As of the date of this Report, although our development agents, including the parties we have licensed AFGP technologies from, have applied to receive patents for technologies ProtoKinetix has licensed and continues to primarily base it's research efforts on, no patents have issued by a governmental or quasi-governmental agency. The references of applications that we have filed to date are PCT/IB2005/003940, filed on December 2, 2005 under the priority of the French patent application FR 0412782 which was filed on December 2, 2004.

Subject to our available financial resources, our intellectual property strategy is: (1) to pursue licenses, trade secrets, and know-how within our primary research areas, and (2) to develop and acquire proprietary positions to reagents and new platforms for the development of products related to these technologies.

Trade Secrets and Know-How

We believe that even if our intellectual property position is ultimately diminished as a result of our development agents and licensors to receive patent protection for the licenses ProtoKinetix has contracted to access, we have developed a substantial body of trade secrets and know-how relating to the development of AAGP™, including but not limited to the optimization of materials for efforts, and how to maximize sensitivity, speed-to-result, specificity, stability and reproducibility.

Competition

The markets that we are attempting to enter are multi-billion dollar international industries. They are intensely competitive. Many of our competitors (from every perspective) are substantially larger and have greater financial, research, manufacturing, and marketing resources.

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

Although there is no such immediate need to make any regulatory filing in the United States or abroad, you should be aware that we have limited experience with regard to obtaining FDA or other required regulatory approvals, and no experience with obtaining pre-marketing approval of a biologic product. For this reason, should our research efforts continue to show promise, we will likely need to hire consultants to assist us with such governmental regulations.

Our access to capital is more challenging, relative to most of our competitors. This is a competitive disadvantage. We believe, however, that our access to capital may increase as we get closer to the development of a commercially viable product.

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

Plan of Operation

Our current operations are centered around our relationships with various research and development consultants who are conducting research on our behalf at discrete and established laboratories in various parts of the world. We intend to continue these efforts for the next 12 months and believe, that due to our relatively minimal cash obligations, that we can satisfy our cash requirements during this period. We intend to help meet our corporate obligations by selling our common stock. However our common stock is at a low price and is not actively traded.

Sales and Marketing

We are not currently selling or marketing any products.

Expenses

Expenses for the period ending March 31, 2006 arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. We also incurred consulting fees which contributed to a net loss of $215,046 during the three month period ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2006, we had $451,205 in cash and $485,554 in total current assets. As of the date of this report, we do not believe that we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending March 31, 2006.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. The history of losses and our inability to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

Results of Operations for the Period Ending March 31, 2006

We had $0 in net revenues.

We had a $215,046 loss from operations for the Period Ending March 31, 2006.

Operating expenses were $215,046 for the period ending March 31, 2006. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not party to any legal proceedings and to our knowledge, no such proceedings are threatened or contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not complete any sales of securities without registration under the Securities Act of 1933 during our first quarter ended March 31, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our first quarter ended March 31, 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Ex. #	Description

3(i).1	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.

3(ii).1	By-Laws filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.

14.1	ProtoKinetix, Inc. Code of Ethics file as an exhibit to our annual report on Form 10-KSB filed on April 13, 2006.

23.1	Consent of Peterson Sullivan PLLC

31.1	Rule 13a-12(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protokinetix, Inc.

/s/ Dr. John Todd
____________________________
By: Dr. John Todd
Its: President, CEO and CFO

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/Dr. John Todd Dr. John Todd	Chief Executive Officer, President, Chief Financial Officer and Chairman Of The Board	May 16, 2006

PROTOKINETIX, INC.	Page

Balance Sheet at March 31, 2006	F-1

Statements of Operations for the three months ended March 31, 2006 and 2005 and	F-2
for the Period from December 23, 1999 (Date of Inception) to March 31, 2006

Statements of Stockholder’s Equity for the Period from December 23, 1999
(Date of Inception) to March 31, 2006	F-3

Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and	F-4
for the Period from December 23, 1999 (Date of Inception) to March 31, 2006

Notes to Financial Statements	F-5

PROTOKINETIX, INC. (a Development Stage Company)
BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS

Current Asset
Cash	$ 451,205
Accounts receivable	34,149
Prepaid expenses	200

Total current assets	485,554

Computer equipment, net	2,206
Intangible Assets	3,110,000
$ 3,597,760

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Due to outside management consultants	$ 306,892
Accounts payable	122,406
Accrued interest	38,760

Total current liabilities	468,058
Convertible Note Payable	123,323
Total liabilities	591,381

Stockholders' Equity

Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 40,967,556 shares issued and outstanding	221
Common stock issuable; 1,420,000 shares	8
Additional paid-in capital	15,000,326
Deficit accumulated during the development stage	(11,994,176)
3,006,379
$ 3,597,760

See Notes to Financial Statements
F-1

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2006
(Unaudited)
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Cumulative During the Development Stage
Revenues	$ -	$ -	$ 2,000
General and administrative expenses
Professional fees	102,025	75,690	2,528,718
Consulting fees	31,500	11,476	8,069,179
Research and development	37,063	142,802	657,245
General and administrative	41,992	52,411	389,053
Impairment loss	-	-	269,756
Interest	2,466	5,728	38,759
	215,046	288,107	11,952,710
Loss from continuing operations	(215,046)	(288,107)	(11,950,710)
Discontinued Operations
Loss from operations of the
discontinued segment	-	-	(43,466)
Net loss	$ (215,046)	$ (288,107)	$(11,994,176)
Net Loss per Share (basic and
fully diluted)
Continuing operations	$ (0.01)	$ (0.01)
Discontinued operations	(0.00)	(0.00)
Net loss per common share	$ (0.01)	$ (0.01)

Weighted average number of common
shares outstanding	42,019,236	35,948,798

See Notes to Financial Statements
	F-2

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2006, and for the Period From
December 23, 1999 (Date of Inception) to March 31, 2006
(Unaudited)

						Deficit	Deficit
						Accumulated	Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(1,262,745)	(1,262,274)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(1,294,560)	2,235,690
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period						-	(5,388,274)	(5,388,274)
Balance, December 31, 2004	28,793,206	$ 154	6,950,000	$ 37	$ 9,924,547	$ (330,000)	$ (6,682,834)	$ 2,911,904

Issuance of stock subscriptions receivable						240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	(250,000)	(1)			(257,499)			(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)	-			-
November 2005
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400

Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005(Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year							(5,096,296)	(5,096,296)
Balance, December 31, 2005	40,801,197	$ 220	608,375	$ 6	$ 14,503,079	$ -	$ (11,779,130)	$ 2,724,175

Common stock issuable:
February 2006 private placement			900,000	2	352,145			352,147
February/March 2006 services			20,000	1	10,499			10,500
Warrants granted from private placement (450,000)					97,853			97,853

Issuance of common stock for services:
March 2006	166,359	1	(108,375)	(1)	36,750			36,750
							(215,046)	(215,046)

Balance, March 31, 2006	40,967,556	$ 221	1,420,000	$ 8	$ 15,000,326	$ -	$ (11,994,176)	$ 3,006,379

See Notes to Financial Statements
F-3

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005, and for the Period From
December 23, 1999 (Date of Inception) to March 31, 2006
(Unaudited)
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$ (215,046)	$ (288,107)	$ (11,994,176)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities
Depreciation expense	255	126	1,182
Impairment loss			269,756
Issuance of common stock for services
and expenses	47,250	-	8,270,141
Warrants issued for consulting services	-	-	1,716,253
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
Accounts receivable	(27,610)		(34,149)
Prepaid expenses	6,000		(200)
Due to outside
management consultants	-	-	306,892
Accounts payable	91,319	88,226	122,406
Accrued interest	2,466	5,728	38,760
Net cash flows used in operating activities	(95,366)	(194,027)	(1,090,401)

Cash Flows from Investing Activities
Acquisition of intangible assets	-	(45,756)	(45,756)
Purchase of computer equipment	-	-	(3,388)
Net cash flows used in investing
activities	-	-	(49,144)
Cash Flows from Financing Activities
Warrants exercised	-	240,000	705,000
Stock options exercised	-	10,500	100,500
Issuance of common stock and warrants for cash	450,000	85,750	470,250
Proceeds from (payments) convertible notes	-	(85,750)	315,000

Net cash flows provided by financing activities	450,000	250,500	1,590,750
Net change in cash	354,634	56,473	451,205
Cash, beginning of period	96,571	283,556
Cash, end of period	$ 451,205	$ 340,029	$ 451,205
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Supplementary information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	-	-	934,000
Stock subscriptions received		-	330,000
Note payable converted to common stock			191,677

See Notes to Financial Statements
F-4

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

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2005 and 2004. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company’s stock at the date of grant.

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to employees during the three months ended March 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

Going Concern
As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Intangible Assets

The intangible assets consist of license rights to proprietary medical research technologies. The cost of the license rights is stated at cost or the value of the shares issued by the Company to acquire the license rights. The cost is not amortized because the licenses have indefinite lives. At March 31, 2006, management has determined that there is no impairment in the license rights that should be recorded against the carrying amount of the assets.

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The loss per share for the periods ended March 31, 2006 and 2005, have been adjusted accordingly. Diluted earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

In March 2005, 285,832 common shares and in May 2005, 353,090 common shares were issued in lieu of payment on this note.

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

Note 4. Subsequent Events

On May 1, 2006 the company received a Notice of Conversion from the Convertible Note Holder to convert $158,783.60 of principal and interest into 529,279 shares of common stock.

F-5