Form 10QSB
period 2006-06-30
ProtoKinetix, Inc.
filed 2006-08-14
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

42,690,169 common shares outstanding, $0.0000053 par value, at August 10, 2006.

Transitional Small Business Disclosure Format: Yes __ No X

PART I
ITEM 1. FINANCIAL STATEMENTS

Our Financial Statements and explanatory notes are attached on the “F” pages at the end of this Report.

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

Expenses

Expenses for the period ending June 30, 2006 arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. We also incurred consulting fees which contributed to a net loss of $1,589,313 during the three month period ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2006, we had $342,899 in cash and $377,248 in total current assets. As of the date of this report, we do not believe that we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending June 30, 2006.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. The history of losses and our inability to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

Results of Operations for the Period Ending June 30, 2006

We had $0 in net revenues.

We had a $1,589,313 loss from continuing operations for the Period Ending June 30, 2006.

Operating expenses were $1,589,313 for the period ending June 30, 2006. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not party to any legal proceedings and to our knowledge, no such proceedings are threatened or contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not complete any sales of securities without registration under the Securities Act of 1933 during our first quarter ended June 30, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our first quarter ended June 30, 2006.

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

Signatures	Title	Date
/s/Dr. John Todd Dr. John Todd	Chief Executive Officer, President, Chief Financial Officer and Chairman Of The Board	August 10, 2006

PROTOKINETIX, INC.
Page

Balance Sheet at June 30, 2006	F-1

Statements of Operations for the three and six months ended June 30, 2006 and 2005 and for the Period from December 23, 1999 (Date of Inception) to June 30, 2006	F-2

Statements of Stockholder’s Equity for the Six Months Ended June 30, 2006 and For the Period From December 23, 1999 (Date of Inception) to June 30, 2006	F-3

Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the Period from December 23, 1999 (Date of Inception) to June 30, 2006	F-4

Notes to Financial Statements	F-5

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEET
June 30, 2006
(unaudited)

ASSETS

Current Asset
Cash	$ 342,899
Accounts receivable	34,149
Prepaid expenses	200

Total current assets	377,248

Computer equipment, net	1,952
Intangible Assets	3,110,000
$ 3,489,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Due to outside management consultants	$ 306,892
Accounts payable	95,453

Total current liabilities	402,345

Long-term Debt	-
Total liabilities	402,345

Stockholders' Equity

Common stock, $.0000053 par value; 100,000,000 common shares authorized; 42,490,169 shares issued
and outstanding	227
Common stock issuable: 1,650,000 shares	11
Additional paid-in capital	16,670,106
Deficit accumulated during the development stage	(13,583,489)
3,086,855
$ 3,489,200

See notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005, and for the
Period from December 23, 1999 (Date of Inception) to June 30, 2006
(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Cumulative During the Development Stage
Revenues	$ -	$ -	$ -	$ -	$ 2,000
General and administrative
expenses
Professional fees	102,504	95,496	204,529	171,186	2,631,222
Consulting fees	1,413,756	3,381,500	1,445,256	3,392,976	9,482,935
Research and development	27,250	24,466	64,313	167,268	684,495
General and Administrative	36,400	34,514	78,392	86,925	425,453
Impairment Loss	-	-	-	-	269,756
Interest	9,403	2,533	11,869	8,261	48,162

	1,589,313	3,538,509	1,804,359	3,826,616	13,542,023
Loss from continuing
operations	(1,589,313)	(3,538,509)	(1,804,359)	(3,826,616)	(13,540,023)
Discontinued Operations
Loss from operations of the
discontinued segment		-		-	(43,466)
Net loss	$ (1,589,313)	$ (3,538,509)	$ (1,804,359)	$ (3,826,616)	$ (13,583,489)

Net Loss per Share (basic and fully diluted)	$ (0.04)	$ (0.10)	$ (0.04)	$ (0.11)
Discontinued operations	0.00	(0.00)	0.00	(0.00)
Net loss per common shares	$ (0.04)	$ (0.10)	$ (0.04)	$ (0.11)
Weighted average shares outstanding	42,274,240	38,260,911	42,154,073	37,113,014

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2006, and for the Period From
December 23, 1999 (Date of Inception) to June 30, 2006
(Unaudited)
						Deficit	Deficit
						Accumulated	Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$50	-	$ -	$ 4,950	$ -	$ -	$5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(1,262,745)	(1,262,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(1,294,560)	2,235,690
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period							(5,388,274)	(5,388,274)
Balance, December 31, 2004	28,793,206	$154	6,950,000	$ 37	$ 9,924,547	$ (330,000)	$(6,682,834)	$2,911,904

Issuance of stock subscriptions receivable						$240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	(250,000)	(1)			(257,499)			(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)	-			-
November 2005
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400

Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005(Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year							(5,096,296)	(5,096,296)
Balance, December 31, 2005	40,801,197	$220	608,375	$ 6	$ 14,503,079	$-	$(11,779,130)	$2,724,175

Common stock issuable:
February 2006 private placement			900,000	2	352,145			352,147
February/March 2006 services			20,000	1	10,499			10,500
Warrants granted from private placement (450,000)					97,853			97,853

Issuance of common stock for services:
March 2006	166,359	1	(108,375)	(1)	36,750			36,750
May 2006	1,266,278	7	(70,000)	(1)	792,750			792,756
June 2006	27,056		1,200,000	6	718,244			718,250

Cancellation of shares issued in prior year	(1,200,000)	(6)			6			-
Issuance of Private Placement stock (June 2006)	900,000	2	(900,000)	(2)				-
Issuance of common stock for Note payable conversion
May 2006	529,279	3			158,780			158,783

Net loss for the period							(1,804,359)	(1,804,359)

Balance, June 30, 2006	42,490,169	227	1,650,000	11	16,670,106	-	(13,583,489)	3,086,855

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005, and for the Period From
December 23, 1999 (Date of Inception) to June 30, 2006
(Unaudited)
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$ (1,804,359)	$ (3,826,616)	$ (13,583,489)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation expense	509	$ 252	1,436
Write-off of Recaf license			269,756
Issuance of common stock for services
and expenses	1,558,256	3,536,500	9,781,147
Warrants issued for consulting services	-	-	1,716,253
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
Accounts receivable	(27,610)		(34,149)
Prepaid expenses	6,000		(200)
Due to outside management consultants	-	-	306,892
Accounts payable	64,366	18,680	95,453
Accrued interest payable	(36,294)	8,261	-0-
Net cash flows used in
operating activities	(203,672)	(262,923)	(1,198,707)
Cash Flows from Investing Activities
Acquisition of intangible assets		-	(45,756)
Purchase of computer equipment	-	-	(3,388)
Net cash flows used in investing
activities	-	-	(49,144)
Cash Flows from Financing Activities
Warrants exercised		240,000	705,000
Stock options exercised		70,500	100,500
Issuance of common stock and warrants for cash	450,000	-0-	470,250
Loan proceeds		-0-	315,000

Net cash flows provided by (used in)
financing activities	450,000	310,500	1,590,750
Net change in cash	246,328	47,577	342,899
Cash, beginning of period	96,571	283,556
Cash, end of period	$ 342,899	$ 331,133	$ 342,899
Cash paid for interest	$ 12,703	$ -	$ 12,703
Cash paid for income taxes	$ -	$ -	$ -

Supplementary information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	-	-	934,000
Stock subscriptions received		-	90,000
Note payable and interest converted to common stock	158,783		350,460

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Intangible Assets

The intangible assets consist of license rights to proprietary medical research technologies. The cost of the license rights is stated at cost or the value of the shares issued by the Company to acquire the license rights. The cost is not amortized because the licenses have indefinite lives. At June 30, 2006, management has determined that there is no impairment in the license rights that should be recorded against the carrying amount of the assets.

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The loss per share for the periods ended June 30, 2006 and 2005, have been adjusted accordingly. Diluted earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Since the Company did not issue stock options to employees during the six months ended June 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

In March 2005, 285,832 common shares, in May 2005, 353,090 common shares and in May 2006, 529,279 common shares were issued in lieu of payment on this note and interest. The May 2006 payment of common stock repaid the balance owing on the note and all related interest.

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