Form 10QSB/A
period 2006-03-31
ProtoKinetix, Inc.
filed 2006-08-15
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Signatures	Title	Date
/s/Dr. John Todd Dr. John Todd	Chief Executive Officer, President, Chief Financial Officer and Chairman Of The Board	August 9, 2006

PROTOKINETIX, INC.	Page

Balance Sheet at March 31, 2006	F-1

Statements of Operations for the three months ended March 31, 2006 and 2005 and	F-2
for the Period from December 23, 1999 (Date of Inception) to March 31, 2006

Statements of Stockholder’s Equity for the Period from December 23, 1999
(Date of Inception) to March 31, 2006	F-3

Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and	F-4
for the Period from December 23, 1999 (Date of Inception) to March 31, 2006

Notes to Financial Statements	F-5

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