Form 10KSB/A
period 2005-12-31
ProtoKinetix, Inc.
filed 2006-08-16
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
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

There have been no sales of unregistered securities during calendar 2005 which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On March 8, 2005 the Company issued a total of 2,000,000 common shares that were previously issueable, pursuant to a licensing agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On April 4, 2005 the Company issued a total of 3,050,000 common shares, of the 3,450,000 issueable common shares represented by the issuance of 2,050,000 shares of common stock for warrants exercised and the issuance of 1,400,000 shares of common stock for stock subscriptions received. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

On May 20, 2005 the Company issued a total of 300,000 common shares pursuant to the exercise of outstanding options. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On June 23, 2005 the Company issued a total of 810,000 common shares of which 775,000 were pursuant to consulting agreements, 725,000 of which were payable on May 10, 2005. The remaining 35,000 common shares were issued pursuant to the exercise of outstanding options. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On October 10, 2005 the Company issued a total of 36,233 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On August 25, 2005 the Company issued a total of 111,111 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On November 7, 2005 the Company issued a total of 1,000,000 common shares pursuant to a prior executed contract for AFGP License. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On November 15, 2005 the Company issued a total of 311,725 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On December 2, 2005 the Company issued a total of 400,000 common shares, of the 3,450,000 common shares which were issueable on April 4, 2005, pursuant to the exercise of prior issued Warrants. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

Expenses

Our expenses in 2005 were $333,186 which consisted of $302,500 in professional legal expenses and $30,686 in professional accounting expenses. We incurred $1,527,000 in professional fees relating to the costs associated with the operation of the company as well as satisfying the reporting requirements under the Securities Exchange Act of 1934, as amended. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations. We also incurred professional consulting fees of $2,388,676. These professional consulting services related to marketing, product and market research and development and investment banking services including financing, capitalization and merger opportunities.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal control over financial reporting that could significantly affect this control since our last fiscal quarter.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit #	Description

3.1(i)	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB/A filed on July 24, 2001 and incorporated herein by reference.

3.1(ii)	By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB/A filed on July 24, 2001 and incorporated herein by reference.

14.1	ProtoKinetix, Inc. Code of Ethics (Attached)

23.1	Consent of Experts (Attached)

31.1	Rule 13a-12(a)/15d-14(a) Certification (Attached).

32.1	Section 1350 Certification attached.

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

PROTOKINETIX, INC.

Date: August 9, 2006	By:	/s/ Dr. John Todd
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

PROTOKINETIX, INCORPORATED (A Development Stage Company) FINANCIAL REPORT DECEMBER 31, 2005

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM and 2

FINANCIAL STATEMENTS

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY and 6

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS - 14

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

1

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
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2005
			Cumulative
			During the
			Development
	2005	2004	Stage
Revenues	$ 2,000	$ -	$ 2,000
Expenses
Professional fees	333,186	1,573,933	2,426,693
Consulting fees	3,915,676	3,460,613	8,037,679
Research and development	410,650	209,532	620,182
General and administrative	155,835	121,096	347,061
Impairment loss	269,756		269,756
Interest	13,193	23,100	36,293
	5,098,296	5,388,274	11,737,664
Loss from continuing operations	(5,096,296)	(5,388,274)	(11,735,664)
Discontinued Operations
Loss from operations of the discontinued
segment			(43,466)
Net loss	$(5,096,296)	$(5,388,274)	$(11,779,130)
Net Loss per Common Share (basic and
fully diluted)	$ (0.13)	$ (0.18)
Weighted average number of common
shares outstanding	38,598,215	29,941,359

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