Form 10QSB
period 2006-09-30
ProtoKinetix, Inc.
filed 2006-11-15
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

44,060,153 common shares outstanding, $0.0000053 par value, at October 30, 2006.

Transitional Small Business Disclosure Format: Yes __ No X

PART I

ITEM 1. FINANCIAL STATEMENTS

In accordance with Item 310 of Regulation S-B, our Financial Statements and Explanatory Notes are attached on the “F” pages at the end of this Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The below discussion is furnished in accordance with Item 303 of Regulation S-B.

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-QSB should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, but not limited to, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are only predictions. The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, we have engaged the patent law firm of Cabinet-Moutard of Versaille, France, and have filed a number of international patent applications. These patent applications include:

WO 2004/014928 A2 (19 February 2004)
PCT Int. Appl. (2006), 87 pp. WO2006059227 A1 20060608 AN 2006:538719
Patent application: Fr 03 May 2006, 06 03952

Consistent with our agreements with the licensors of various technologies we license, we have no finished commercial product or products, and have received no final patents awards or FDA approvals for any product or diagnostic procedures. We are focused on the research and development of one primary compound known as AFGP, which we have filed a trademark application for.

Employees

We currently have no full time employees. We operate with a skeletal management team headed by Dr. John Todd, M.D. In addition to Dr. Todd, we receive advice and counsel from our Scientific Advisory Board.

Our Main Project

We are currently developing and testing synthetic antifreeze glycoproteins (AFGP). We have entered into agreements which give the exclusive right to develop products derived from patent pending technologies related to synthetic AFGPs. Our intellectual property rights were developed by Dr. Geraldine Castelot-Deliencourt.

Background on our AFGP Project

One of many accomplishments from pioneering research of the U.S. Antarctic Program was the discovery, in the early sixties, that fish living year-long in subzero temperature are extremely resistant to freezing. The substances that prevent these fish from freezing were isolated, characterized and designated as antifreeze glycoproteins or AFGP. Over the years, various kinds of AFGP were isolated from many species of fishes, and in some amphibians, plants and insects. All of the AFGPs share a common characteristic that prevents ice crystals from growing and connecting to each other. There has also been research done on the membrane stabilizing characteristics of native AFGP.

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

Sugar based molecules have long been known to be biologically active. Yet, the oxygen-glycosidic link is readily cleaved by glycosidases, resulting in a low bio-availability of these glycoconjugate based molecules. Dr. Geraldine Castelot-Deliencourt, along with Dr. Jean-Charles Quirion at the Research Institute of Organic Chemistry in Rouen, France, has developed a patented process to stabilize the oxygen-glycosidic bond in these sugar based molecules. This patented process replaces the weaker oxygen bond with a C-F2 mimetic. The resultant molecules are biologically active, are stable over a pH range of 2 to 13, and are not broken down by glycosidases. It is by using this patented process that the active repeating segment of native antifreeze glycoproteins has been synthesized to produce the synthetic antifreeze glycoprotein molecules (AAGP™). Protokinetix Inc. has produced and tested a variety of the molecules from the family of AAGP™ molecules. The experimental work which we have conducted confirms the following:

•	The molecules are stable over a pH of 1.8 to 13
•	There is no toxicity demonstrated in 2 separate trials
•	There is excellent preservative effect upon cells, protecting them from harsh environmental stimuli. This was confirmed using Ultraviolet C radiation and 1 molar solution of Hydrogen Peroxide
•	There is no interference with cell growth rate
•	Cells appear morphologically normal in the presence of AAGP™
•	Cells function normally in the presence of AAGP™
•	There is a reduced COX-2 induction following an inflammatory stimulus (Interleukin 1-B). The IL1-B/COX2 pathways is a well known pathway involved in many pathologies.
•	There is strong evidence to show that AAGP™ is involved in cellular repair at the molecular level
•	AAGP™ has been shown to enhance cell viability after cryopreservation
•	Cells live significantly longer in the presence of AAGP™ over a temperature range of minus 3 degrees C to plus 37 degrees C
•	AAGP enables the preservation of Platelets at minus 3 degrees C.

We are continuing our research to determine additional characteristics of AAGP™ as well as the mechanism of action of this very interesting and valuable family of molecules. The work is being conducted not only through our contracted researchers but also through a number of universities. The results of our work to date suggest that AAGP™ may have a very large market in the following areas:

1.	Skin Care
a.	Anti-aging
b.	Reparative
c.	Protective
d.	Solar Block

2.	Cell culture protection
a.	Short term preservation
b.	Cryopreservation

3.	Organ Preservation for Transplantation
a.	Cells - Islet cell transplantation
b.	Solid organ

4.	Tissue preservation
a.	Cardioplegic solution additive
b.	Tissue damage reduction following CVA and MI
c.	Tissue protection following trauma and ischemia secondary to edema

5.	Blood and blood product preservation
a.	Platelet storage
b.	Long term storage of packed red cells

Intellectual Property

As of the date of this Report, our development agents, including the parties we have licensed AFGP technologies from, have applied to receive patents for technologies we have licensed and continue to primarily base our research efforts on. At present, we have engaged the patent law firm of Cabinet-Moutard of Versaille, France, and have filed a number of international patent applications. These patent applications include:

WO 2004/014928 A2 (19 February 2004)
PCT Int. Appl. (2006), 87 pp. WO2006059227 A1 20060608 AN 2006:538719
Patent application: Fr 03 May 2006, 06 03952

Consistent with our agreements with the licensors of various technologies we license, we have no finished commercial product or products, and have received no final patents awards or FDA approvals for any product or diagnostic procedures. We are focused on the research and development of one primary compound known as AFGP, which we have filed a trademark application for.

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

Expenses

Expenses for the three month period ending September 30, 2006 arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. We also incurred consulting fees which contributed to a net loss of $300,845 during the three month period ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2006, we had $268,491 in cash and $277,840 in total current assets. As of the date of this report, we do not believe that we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending September 30, 2006.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. The history of losses and our inability to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

Results of Operations for the Period Ending September 30, 2006

We had $0 in net revenues for the period ending September 30, 2006.

We sustained a $300,845 loss from continuing operations for the three month period ending September 30, 2006.

Operating expenses were $300,845 for the three month period ending September 30, 2006. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not party to any legal proceedings and to our knowledge, no such proceedings are threatened or contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2006, we issued 1,200,000 shares of our common stock registered on Form S-8 to various employees and consultants of the Company in connection with various employment and consultant agreements.

On August 11, 2006, we issued 100,000 restricted shares of our common stock to outside consultants in connection with a consulting agreement.

On September 8, 2006, we issued 69,231 shares of our common stock to outside consultant in connection with consulting agreements.

On September 12, 2006, we issued 186,406 shares of our common stock registered on Form S-8 and 114,347 restricted shares of our common stock to various outside consultants in connection with various consulting agreements.

Pursuant to Item 3.02 of Form 8-K, because the Company is a small business issuer and all of the above issuances, in the aggregate, equal less than 5% of the number of common shares issued and outstanding (based on the number of issued and outstanding shares identified in the Company's last periodic report), these sales were not reported in a Form 8-K.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our first quarter ended September 30, 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Ex. #	Description

3(i).1	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.

3(ii).1	By-Laws filed as an exhibit to the Company's registration statement on Form 10SB/A filed on July 24, 2001 and incorporated herein by reference.

14.1	ProtoKinetix, Inc. Code of Ethics filed as an exhibit to our annual report on Form 10-KSB filed on April 13, 2006.

31.1	Rule 13a-12(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signatures	Title	Date
/s/Dr. John Todd Dr. John Todd	Chief Executive Officer, President, Chief Financial Officer and Chairman Of The Board	November 15, 2006

PROTOKINETIX, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

PROTOKINETIX, INC.
BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$ 268,491
Accounts receivable	9,149
Prepaid expenses	200

Total current assets	277,840

Computer Equipment, net	1,698
Intangible Assets	3,110,000
$ 3,389,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Due to outside management consultants	$ 306,892
Accounts payable	21,636
Total current liabilities	328,528

Long-term Debt	-
Total liabilities	328,528

Stockholders' Equity

Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 44,160,153 shares issued and outstanding	236
Common stock issuable;400,000 shares	5
Additional paid-in capital	16,945,103
Deficit accumulated during the development stage	(13,884,334)
3,061,010
$ 3,389,538

See Notes To Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2006 and 2005, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2006
(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Cumulative During the Development Stage
Revenue	$ -	$ -	$ -	$ -	$ 2,000

Expenses

Professional fees	97,031	82,000	301,560	253,186	2,728,253
Consulting fees	80,000	(257,500)	1,525,256	3,135,476	9,562,935
Research and development	86,709	206,430	151,022	373,698	771,204
General and administrative	37,105	33,132	115,497	120,057	462,558
Impairment loss	-	-	-	-	269,756
Interest	-	2,466	11,869	10,727	48,162
	300,845	66,528	2,105,204	3,893,144	13,842,868
Loss from continuing
operations	(300,845)	(66,528)	(2,105,204)	(3,893,144)	(13,840,868)
Discontinued Operations
Loss from operations of
the discontinued statement		-		-	(43,466)
Net Loss	$ (300,845)	$ (66,528)	$(2,105,204)	$(3,893,144)	$(13,884,334)

Net Loss per Share (basic and fully diluted)	$ (0.01)	$ (0.00)	$ (0.05)	$ (0.10)

Weighted average shares
outstanding	42,372,996	39,903,852	42,856,661	38,053,516

See Notes To Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from December 23, 1999 (Date of Inception) to September 30, 2006
(Unaudited)
						Deficit	Deficit
						Accumulated	Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(1,262,745)	(1,262,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(1,294,560)	2,235,690
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares)
for services
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period							(5,388,274)	(5,388,274)
Balance, December 31, 2004	28,793,206	$ 154	6,950,000	$ 37	$ 9,924,547	$ (330,000)	$ (6,682,834)	$ 2,911,904

Issuance of stock subscriptions receivable						$ 240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for
Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for
stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	(250,000)	(1)			(257,499)			(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)	-			-
November 2005
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400

Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005(Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year							(5,096,296)	(5,096,296)
Balance, December 31, 2005	40,801,197	$ 220	608,375	$ 6	$14,503,079	$ -	(11,779,130)	$2,724,175

Common stock issuable:
February 2006			900,000	2	352,145			352,147
February/March 2006			20,000	1	10,499			10,500
Warrants granted from
private placement (450,000)					97,853			97,853

Issuance of common stock for services:
March 2006	166,359	1	(108,375)	(1)	36,750			36,750
April 2006	(1,200,000)	(6)			6			-
May 2006	1,266,278	7	(70,000)	(1)	792,750			792,756
June 2006	27,056		1,200,000	6	718,244			718,250
July 2006	1,200,000	6	(1,200,000)	(6)				-
August 2006	100,000	1			64,999			65,000
September 2006	369,984	2	(50,000)		209,998			210,000

Issuance of Private Placement
Stock (June 2006)	900,000	2	(900,000)	(2)				-

Issuance of common stock for
Note payable conversion
May 2006	529,279	3			158,780			158,783

Net loss for the period							(2,105,204)	(2,105,204)

Balance, September 30, 2006	44,160,153	$ 236	400,000	$ 5	$16,945,103	$ -	$(13,884,334)	$3,061,010

See Notes To Financial Statements

PROTOKINETIX, INC.

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2006
(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$ (2,105,204)	$ (3,893,144)	$ (13,884,334)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation expense	763	674	1,690
Write-off of Recaf license			269,756
Issuance of common stock for services
and expenses	1,833,256	3,433,740	10,056,147
Warrants issued for consulting services	-	-	1,716,253
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
Accounts receivable	(2,610)		(9,149)
Prepaid expenses	6,000		(200)
Due to outside management consultants	-	-	306,892
Accounts payable	(10,285)	14,569	20,802
Accrued interest payable	-	10,727	36,294
Net cash flows used in
operating activities	(278,080)	(433,434)	(1,273,115)
Cash Flows from Investing Activities
Acquisition of intangible assets	-	-	(45,756)
Purchase of computer equipment	-	(1,959)	(3,388)
Net cash flows used in investing
activities	-	(1,959)	(49,144)
Cash Flows from Financing Activities
Warrants exercised	-	240,000	705,000
Stock options exercised	-	70,500	100,500
Issuance of common stock for cash	450,000	-	470,250
Loan proceeds		-	315,000
Net cash flows provided by (used in)
financing activities	450,000	310,500	1,590,750
Net change in cash	171,920	(124,893)	268,491
Cash, beginning of period	96,571	283,556
Cash, end of period	$ 268,491	$ 158,663	$ (268,491)
Cash paid for interest	$ 12,703	$ -	$ 12,703
Cash paid for income taxes	$ -	$ -	$ -

Supplementary information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	$ -	$ -	$ 934,000
Stock subscriptions received		-	330,000
Note payable converted to common stock	158,783	191,677	350,460

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

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Intangible Assets

The intangible assets consist of license rights to proprietary medical research technologies. The cost of the license rights is stated at cost or the value of the shares issued by the Company to acquire the license rights. The cost is not amortized because the licenses have indefinite lives. At September 30, 2006, management has determined that there is no impairment in the license rights that should be recorded against the carrying amount of the assets.

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The loss per share for the periods ended September 30, 2006 and 2005, have been adjusted accordingly. Diluted earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Since the Company did not issue stock options to employees during the six months ended September 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not expect any material impact from applying FAS 158.

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

In April 2005, 285,832 common shares, in May 2005, 353,090 common shares and in May 2006, 529,279 common shares were issued in lieu of payment on this note and interest. The May 2006 payment of common stock repaid the balance owing on the note and all related interest.

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