Form 10KSB/A
period 2005-12-31
ProtoKinetix, Inc.
filed 2007-04-17
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
                                    (Mark One)

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

Introduction: This Form 10-KSB/A for the year ended December 31, 2005 is being filed in order to amend incorrect financial statements in the original filing on Form 10-KSB for the year ended December 31, 2005.

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

There have been no sales of unregistered securities during calendar 2005 which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On March 8, 2005 the Company issued a total of 2,000,000 common shares that were previously issueable, pursuant to a consultinglicensing agreement.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On April 4, 2005 the Company issued a total of 3,050,000 common shares pursuant to , of the exercise of prior issued Warrants.3,450,000 issueable common shares represented by the issuance of 2,050,000 shares of common stock for warrants exercised and the issuance of 1,400,000 shares of common stock for stock subscriptions received. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

On June 23, 2005 the Company issued a total of 810,000 common shares of which 775,000 were pursuant to consulting agreement.s, 725,000 of which were payable on May 10, 2005. The remaining 35,000 common shares were issued pursuant to the exercise of outstanding options. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

On December 2, 2005 the Company issued a total of 400,000 common shares, of the 3,450,000 common shares which were issueable on April 4, 2005, pursuant to a consulting agreement.the exercise of prior issued Warrants. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

Expenses

Expenses in 2005 arose primarily from professional and consulting fees. Our expenses in 2005 were $4,828,540 which consisted of $333,186 in professional legal and accounting expenses. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations. We also incurred professional consulting fees of $3,915,676. These professional consulting services related to marketing, product and market research and development and investment banking services including financing, capitalization and merger opportunities.

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

Results of Operations for the Year Ended December 31, 2005

We had $2,000 in net revenues.

We had a $4,826,540 loss from operations for 2005.

Operating expenses were $4,828,540 in 2005. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON  ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation underUnder the supervision and with the participation of the principal executive officerour Chief Executive Officer and principal financial officer, of the Company’s Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Basedof the end of the period covered by this annual report, and based on this evaluation, the principal executive officer and principal financial officertheir evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’sthese disclosure controls and procedures are effective in timely alerting them to ensure thatmaterial information relating to the Company required to be disclosed by the Companyincluded in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reportingthe Company’s periodic SEC filings. There were no significant changes in our internal control over financial reporting that could significantly affect this control since our last fiscal quarter.

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

(1) This amount includes 400,000 shares beneficially owned J.D. Todd Medical Inc.

(2) The address is 1500-885 Georgia Street, Vancouver, BC V6C 3E8 Canada

(3) The address is 1500-885 Georgia Street, Vancouver, BC V6C 3E8 Canada

(4) The address is Kirchstrasse 3, 9490 Vaduz Liechtenstein

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

PROTOKINETIX, INC.

Date: April 17, 2007	By:	/s/ Dr. John Todd
Dr. John Todd
President, CEO and CFO

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/Dr. John Todd Dr. John Todd	Chief Executive Officer, President, Chief Financial Officer and Chairman Of The Board	April 17, 2007

PROTOKINETIX, INCORPORATED (A Development Stage Company) FINANCIAL REPORT DECEMBER 31, 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

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

As discussed in Note 2, the accompanying financial statements as of December 31, 2005, and for the years ended December 31, 2005 and 2004, and for the period from December 23, 1999 (date of inception) through December 31, 2005, have been restated.

/S/ PETERSON SULLIVAN PLLC

March 27, 2006, except as it relates to the restatement described in Note 2, for which the date is April 11, 2007
Seattle, Washington

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEET

December 31, 2005
(Restated)
ASSETS
Current Asset
Cash	$ 96,571
Accounts receivable	6,539
Prepaid expenses	6,200
Total current assets	109,310
Computer Equipment, net	2,461
$ 111,771
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$ 306,892
Accounts payable	31,087
Accrued interest	36,294
Total current liabilities	374,273
Convertible Note Payable	123,323
Total liabilities	497,596
Stockholders' Equity
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 40,801,197 shares issued and outstanding	220
Common stock issuable; 608,375 shares	6
Additional paid-in capital	14,503,079
Deficit accumulated during the development stage	(14,889,130)
(385,825)
$ 111,771

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2005
(Restated)
			Cumulative
			During the
			Development
	2005	2004	Stage
Revenues	$ 2,000	$ -	$ 2,000
Expenses
Licenses, as restated		979,756	3,379,756
Professional fees	333,186	1,573,933	2,426,693
Consulting fees	3,915,676	3,460,613	8,037,679
Research and development	410,650	209,532	620,182
General and administrative	155,835	121,096	347,061
Interest	13,193	23,100	36,293
	4,828,540	6,368,030	14,847,664
Loss from continuing operations,
as restated	(4,826,540)	(6,368,030)	(14,845,664)
Discontinued Operations
Loss from operations of the discontinued
discontinued segment			(43,466)
Net loss, as restated	$ (4,826,540)	$ (6,368,030)	$ (14,889,130)
Net Loss per Common Share (basic and
fully diluted), as restated	$ (0.13)	$ (0.21)
Weighted average number of common
shares outstanding	38,598,215	29,941,359

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2005
(Restated)
							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year, as restated							(3,662,745)	(3,662,745)
Balance, December 31, 2003, as restated	24,743,750	131	2,000,000	11	3,530,108	-	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf license			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period, as restated						-	(6,368,030)	(6,368,030)
Balance, December 31, 2004, as restated	28,793,206	$ 154	6,950,000	$ 37	$ 9,924,547	$ (330,000)	$(10,062,590)	$ (467,852)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

(Continued)
For the Years Ended December 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2005
(Restated)
							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Balance, December 31, 2004	28,793,206	$ 154	6,950,000	$ 37	$ 9,924,547	$ (330,000)	$(10,062,590)	$ (467,852)
Issuance of common stock for stock subscriptions received						240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,								-
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)				-
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400
Common stock canceled; August 2005	(250,000)	(1)			(257,499)			(257,500)
Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005 (Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year, as restated							(4,826,540)	(4,826,540)
Balance, December 31, 2005, as restated	40,801,197	$ 220	608,375	$ 6	$ 14,503,079	$ -	$(14,889,130)	$ (385,825)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2005
(Restated)
			Cumulative
			During the
			Development
	2005	2004	Stage
Cash Flows from Operating Activities
Net loss for period, as restated	$ (4,826,540)	$ (6,368,030)	$ (14,889,130)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	674	253	927
Issuance of common stock for services
and expenses	4,316,390	3,730,501	11,556,891
Warrants issued for consulting services		1,716,253	1,716,253
Stock options issued for consulting services		212,734	212,734
Changes in operating assets and liabilities
Accounts receivable	(6,539)		(6,539)
Prepaid expenses	(6,200)		(6,200)
Due to outside
management consultants	(86,958)	270,984	306,892
Accounts payable	10,199	(20,660)	31,087
Accrued interest payable	13,194	23,100	36,294
Net cash used in operating activities	(585,780)	(434,865)	(1,040,791)
Net Cash Used in Investing Activity
Purchase of computer equipment	(1,705)	(1,683)	(3,388)
Cash Flows from Financing Activities
Warrants exercised	330,000	375,000	705,000
Stock options exercised	70,500	30,000	100,500
Issuance of common stock for cash			20,250
Proceeds from convertible note		315,000	315,000
Net cash provided by financing activities	400,500	720,000	1,140,750
Net change in cash	(186,985)	283,452	96,571
Cash, beginning of year	283,556	104
Cash, end of year	$ 96,571	$ 283,556	$ 96,571
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Supplementary Information - Non-cash Transactions:
Common stock issuable for acquisition of licenses	$ -	$ 934,000	$ 934,000
Stock subscriptions received		330,000	330,000
Note payable converted to common stock	191,677		191,677

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

SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this Statement does not change the transition provisions of any existing accounting pronouncements. The Company is considering any effect of the adoption of SFAS No. 154 on the Company's financial statements.

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

Note 2. Restatement

During 2003 and 2004, the Company acquired license rights to proprietary medical research technologies, which were capitalized at the time of acquisition as intangible assets having indefinite lives. While the Company's management continues to believe the license rights are of probable future benefit to the Company in its continuing efforts to pursue the development of commercially viable products, it was appropriate for accounting purposes to expense the cost of the acquisition of the license rights. Accordingly, the accompanying financial statements have been restated to correct the error and recognize as expense the cost of those acquired license rights at the time of their acquisition.

During 2005, one of the acquired license rights was deemed to have had no remaining useful life and, accordingly, an impairment loss of $269,756 was recognized. Because of the 2003 and 2004 restatements, this impairment expense is eliminated for 2005.

The effects of the restatement on the 2005 financial statements are as follows:

Intangible assets decreased by $3,110,000 and the Accumulated Deficit increased by $3,110,000. The impairment loss of $269,756 was eliminated, decreasing the Loss from Operations and Net Loss by the same amount to ($4,826,540) for each. The loss per share did not change from ($0.13).

The effects of the restatement on the 2004 financial statements are as follows:

Expenses, specifically Licenses, increased by $979,756 to $979,756, increasing the Loss from Continuing Operations and the Net Loss by the same amount to ($6,368,030) for each. The loss per share increased from ($0.18) to ($0.21).

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($6,368,030) and the Issuance of Common Stock for Services and Expenses increased by $979,756 to $3,730,501 and the Acquisition of Intangible Assets for $45,756 was eliminated.

The effect of the restatement on the amounts in the Cumulative During the Development Stage period are as follows:

Expenses, specifically Licenses, increased by $3,379,756 to $3,379,756, and the Impairment Loss of $269,756 was eliminated, increasing total expenses by a net amount of $3,110,000 to $14,847,664. The Loss from Continuing Operations increased by $3,110,000 to ($14,845,664) and the Net Loss increased by $3,110,000 to ($14,889,130).

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($14,889,130) and the Issuance of Common Stock for Services and Expenses increased by $3,379,756 to $11,556,891, and the Acquisition of Intangible Assets for $45,756 was eliminated.

Note 3. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2005, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $15,160,000 available to reduce future taxable income. The tax loss expires in years between 2022 and 2024.

The deferred tax asset associated with the tax loss carry forward is approximately $5,154,000. The Company has provided a valuation allowance against the deferred tax asset. The valuation allowance increased by $1,731,000 and $2,282,000 for 2005 and 2004, respectively.

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