Form 10-K
period 2006-12-31
ProtoKinetix, Inc.
filed 2007-04-17
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  $.001 par value common stock
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for the most recent fiscal year were USD $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,002,713 based upon the closing price of our common stock which was $0.33 on April 13, 2007. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 8,218,780 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 16, 2007, there were 44,590,639shares of our common stock were issued and outstanding.

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

WE ARE A DEVELOPMENT STAGE BUSINESS AND AN INVESTMENT IN OUR COMPANY IS EXTREMELY RISKY.

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

PROTOKINETIX, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a development stage company that has not yet sold or marketed any products. The Company had $0 in revenues for the year ended December 31, 2006.

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific efforts, to date, Protokinetix Inc. has not yet marketed a product.The research on the two amoino acid and the three amino acid AAGP™ molecules has demonstrated that they hold significant promise in the field of medicine in preserving cells, tissue and organs. The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Research has confirmed that the AAGP™ molecules improve the harvest of cells from cryopreservation by greater than 30%. There is a market for AAGP™ to preserve cells, but we will not be marketing these until we have completed our scale up manufacturing of the molecule.

Overview

We are a biotechnical company headquartered in Vancouver, British Columbia that owns the world-wide rights to a family of synthetic anti-freeze glycoproteins (trademarked by us as AAGP™). We are dedicated to the commercial development of AAGP™ for use in human and veterinary medicine, food additives and supplements, and the biotechnology and cosmetic industry. We are making meaningful progress in this domain by coordinating a team of world recognized intellectual talent in a networked environment. As of December 31, 2006 research has been conducted at three Universities in Europe as well as three universities in North America. There is also work being conducted by one European and three American corporations as well as by one research institute in Australia. Discussions are underway with additional universities and research facilities to conduct research.

Our business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, we have engaged the patent law firm of Cabinet-Moutard of Versaille, France, and have filed a number of international patent applications. These patent applications include:

WO 2004/014928 A2 (19 February 2004)
PCT Int. Appl. (2006), 87 pp. WO2006059227 A1 20060608 AN 2006:538719
Patent application: Fr 03 May 2006, 06 03952

Consistent with our agreements with the licensors of various technologies we license, we have developed two finished commercial products which improve the preservation of cells. The products for the preservation of cells do not require regulatory approval. We are continuing to conduct research to develop additional products. The chemical process by which the AAGP™ is manufactured is covered by a world wide patent that is issued to INSA. We have purchased the exclusive rights to use this process to manufacture AAGP™. Final patents have not been issued for AAGP(TN), but we are protected by PCT Int. Appl.(2006),87 pp. WO2006059227 A1 20060608 AN 2006:538719 and the patent application Fr. 03 May 2006, 06 03952. There have been no final patents awarded to cover the AAGP™ molecules as of this date, nor have we achieved regulatory approval for any product. We are focused on the research and development of one primary compound known as AFGP, which we have filed a trademark application for.

The Company operates with a skeletal management team headed by John Todd, M.D. In addition to Dr. Todd, the Company receives advice and counsel from its Scientific Advisory Board. A short biography of Dr. Todd may be found within this Form 10-KSB, and the biographies of other members of the ProtoKinetix Scientific Advisory Board may be found within the "About Us" section of the Company's website located at www.protokinetix.com. The company employs one secretary, two full time Ph.D. researchers as well as two contract researchers and two laboratory technicians.

AFGP Project Overview

We currently focus on the research, development and testing of the synthetic glycoproteins (AFGP) which have been trademarked, AAGP™. We have entered into agreements which give us the exclusive right to develop products derived from patent pending technologies related to synthetic AFGPs. Our intellectual property rights were developed by Dr. Geraldine Castelot-Deliencourt. As of the date of this report, the Company's development agents, including the parties the Company has licensed AFGP technologies from, have received world wide patents on the process by which the synthetic AFGP is manufactured, and we have patents pending on the 3 to 5 amino acid AAGP molecules. The 2 amino acid molecule AAGP has a patent application which was filed on May 03, 2006.

AFGP Compound

One of the many accomplishments from pioneering research of the U.S. Antarctic Program was the discovery, in the early sixties, that fish living year-long in subzero temperature are extremely resistant to freezing. The substances that prevent these fish from freezing were isolated, characterized and designated as antifreeze glycoproteins or AFGP. Various kinds of AFGP were isolated from many species of fishes, and in some amphibians, plants and insects. All of the AFGPs share a common characteristic that prevents ice crystals from growing and connecting to each other. Research has also confirmed a membrane stabilizing characteristics of native AFGP.

A review of the scientific literature will confirm that there has been a great deal of interest around the world in these natural antifreeze glycoproteins which are able to protect a great many creatures subjected to freezing temperatures. A further review will also confirm that the natural antifreeze is able to preserve mammalian cells tissue and organs. The metabolic rate in living cells is reduced as the temperature is lowered. Keeping cells and tissue at a low temperature enables their preservation for a longer time than cells can be preserved for at a higher temperature. Yet, when cells are exposed to sub zero temperatures, they are destroyed by the formation of ice crystals which disrupts the cell membrane (this effect is not seen with AAGP™.)

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

The native antifreeze glycoproteins are very large molecules that are often made up of a repeating series of smaller molecules, glycoproteins. Glycoproteins are often very biologically active, but they are inherently quite unstable. The oxygen-glycosidic link is readily cleaved by glycosidases, resulting in a low bio-availability of these glycoconjugate based molecules. Dr. Geraldine Castelot-Deliencourt, along with Dr. Jean-Charles Quirion at the Research Institute of Organic Chemistry in Rouen, France, developed a patented process to stabilize the oxygen-glycosidic bond in these sugar based molecules. This patented process replaces the weaker oxygen bond with a C-F2 mimetic. The resultant molecules are biologically active and stable over a pH range of 2 to 13. They are not broken down by glycosidases. It is by using this patented process that the active repeating segment of native antifreeze glycoproteins has been synthesized to produce the synthetic antifreeze glycoprotein molecules (AAGP™). Protokinetix Inc. has produced and tested a variety of the molecules from the family of AAGP™ molecules. The experimental work which we have conducted confirms the following:

•	The molecules are stable over a pH of 1.8 to 13
•
Toxicity trials have been conducted by 3 separate researchers. There is no toxicity until a concentration of 50 milligrams per milliliter of the AAGP™. This is a concentration ten times the dose that we anticipate using for medical applications and for cell preservation.

•	There is excellent preservative effect upon cells, protecting them from harsh environmental stimuli. This was confirmed using Ultraviolet C radiation and 1 molar solution of Hydrogen Peroxide
•	There is no interference with cell growth rate
•	Cells appear morphologically normal in the presence of AAGP™
•	Cells function normally in the presence of AAGP™
•	There is a reduced COX-2 induction following an inflammatory stimulus (Interleukin 1-B). The IL1-B/COX2 pathway is a well known pathway involved in many pathologies.
•	There is strong evidence to show that AAGP™ is involved in cellular repair at the molecular level
•	AAGP™ has been shown to enhance cell viability during cryopreservation
•	Cells live significantly longer in the presence of AAGP™ over a temperature range of minus 3 degrees C to plus 37 degrees C
•	AAGP enables the preservation of Platelets at minus 3 degrees C
•	The AAGP™ has no thermal hysteresis activity. This is expected given its small size.

We are continuing our research to determine additional characteristics of AAGP™ as well as the mechanism of action of this very interesting and valuable family of molecules. The work is being conducted not only through our contracted researchers but also through a number of universities and research facilities. The results of our work to date suggest that AAGP™ may have a very large market in the following areas:

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

           6. An anti-inflammatory agent

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

WO 2004/014928 A2 (19 February 2004)
PCT Int. Appl. (2006), 87 pp. WO2006059227 A1 20060608 AN 2006:538719
Patent application: Fr 03 May 2006, 06 03952

Consistent with our agreements with the licensors of various technologies we license, we have no finished commercial product or products, and have received no final patents awards or FDA approvals for any product or diagnostic procedures. We are focused on the research and development of one primary compound known as AAGP™, which we have filed a trademark application for.

Subject to our available financial resources, our intellectual property strategy is: (1) to pursue licenses, trade secrets, and know-how within our primary research areas, and (2) to develop and acquire proprietary positions to reagents and new platforms for the development of products related to these technologies.

Trade Secrets and Know-How

We believe that even if our intellectual property position is ultimately diminished as a result of our development agents and licensors receiving patent protection for the licenses ProtoKinetix has contracted to access, we have developed a substantial body of trade secrets and know-how relating to the development of AAGP™, including but not limited to the optimization of materials for efforts, and how to maximize sensitivity, speed-to-result, specificity, stability and reproducibility.

Competition

The markets that we are attempted to enter are multi-billion dollar international industries. They are intensely competitive. Many of our competitors (from every perspective) are substantially larger and have greater financial, research, manufacturing, and marketing resources.

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

Although there is no such immediate need to make any regulatory filing in the United States or abroad, one should know that we have limited experience with regard to obtaining FDA or other required regulatory approvals, and no experience with obtaining pre-marketing approval of a biologic product. (See "Governmental Regulation" for definition of pre-marketing approval.) For this reason, should our research efforts continue to show promise, we will need to hire consultants to assist the Company with such governmental regulations.

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

Super Antibody and Catalytic Antibody Platform Technologies

The Company continues to own the rights to both the Super Antibody and the catalytic antibody platform technologies. The Company will continue to search for a patentable receptor site that exists only on cancer cells.

Governmental Regulation

As was discussed above, the Company has developed a commercially viable product which does not require any government regulatory approval.. This is the use of AAGP™ to improve the cell yield during cryopreservation. (See web site www.protokinetix.com and look under the Research Data section to view the scientific reports.)

The Company continues to conduct an active research program to confirm the medical application of AAGP™. We are also conducting work in the fields of Veterinary medicine, and skin care applications. As we confirm the commercial application of AAGP™ in each of these fields we will then take the necessary steps to obtain regulatory approval for these applications.

The following discussion relates to factors that may come into play when and if the Company has a commercially viable product in an area which requires regulatory approval. These products may be regulated by the European regulatory agencies, FDA, U.S. Department of Agriculture, certain state and local agencies, and/or comparable regulatory bodies in other countries (collectively, these agencies shall be referred to as the "Agencies"). Government regulation affects almost all aspects of development, production, and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing, and record keeping. The FDA and U.S. Department of Agriculture regulated products require some form of action by that agency before they can be marketed in the United States, and, after approval or clearance, the products must continue to comply with other FDA requirements applicable to marketed products. Both before and after approval or clearance, failure to comply with the FDA’s requirements can lead to significant penalties. The Company's proposed AAGP™ products will require government regulatory approval as a biologic agent. Such regulatory approval will be granted only after the appropriate preclinical and clinical studies are conducted to confirm efficacy and safety.

The Company's proposed AAGP™ products may be considered by FDA to be biologic and will therefore be submitted to the biologics division of the FDA, the Center for Biologics Evaluation and Research.

Every company that manufactures biologic products or medical devices distributed in the United States must comply with the FDA’s Quality System Regulations. These regulations govern the manufacturing process, including design, manufacture, testing, release, packaging, distribution, documentation, and purchasing. Compliance with the Quality System Regulations is required before the FDA will approve an application. These requirements also apply to marketed products. Companies are also subject to other post-market and general requirements, including compliance with restrictions imposed on marketed products, compliance with promotional standards, record keeping, and reporting of certain adverse reactions or events. The FDA regularly inspects companies to determine compliance with the Quality System Regulations and other post-approval requirements. Failure to comply with statutory requirements and the FDA’s regulations can lead to substantial penalties, including monetary penalties, injunctions, product recalls, seizure of products, and criminal prosecution.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is currently paying a rental fee where it is located.

ITEM 3.  LEGAL PROCEEDINGS

There are currently no legal matters pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A shareholder meeting was not held during fiscal year 2006.

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

2005	Low	High
As of March 31, 2005	$.45	$.55
As of June 30, 2005	.87	.94
As of September 30, 2005	.52	.58
As of December 31, 2005	.60	.63

2006	Low	High
As of March 31, 2006	$.65	$.68
As of June 30, 2006	.62	.65
As of September 30, 2006	.51	.57
As of December 31, 2006	.40	.46

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

Holders

As of April 16, 2007, there were approximately 59 shareholders of record of the company's Common Stock. As of April 16, 2007, the Company had 44,590,639 shares issued and outstanding. During the year ended December 31, 2006, the Company issued 4,895,956 new common shares. From January 1, 2006 through April 16, 2007 the Company issued 323,486 common shares.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

Below is a table showing the number of newly issued shares by quarter:

Period	Number of Newly Issued Common Shares
First Quarter	166,359
Second Quarter	2,722,613
Third Quarter	1,669,984
Fourth Quarter	107,000
Total	4,665,956

There have been no sales of unregistered securities during calendar 2006 which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On March 17, 2006 we issued a total of 166,359 common shares pursuant to three consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On May 10, 2006 we issued a total of 529,279 common shares to Thunderbird Global Corporation in consideration of the conversion of $158,783.60 of the outstanding debentures Thunderbird Global Corporation held. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On May 25, 2006 we issued a total of 1,266,278 common shares pursuant to seven consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On June 5, 2006 we issued a total of 27,056 common shares pursuant to a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On June 15, 2006 we issued a total of 900,000 common shares for cash. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On July 27, 2006, we issued 1,200,000 common shares to consultants of the Company in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On August 11, 2006, we issued 100,000 common shares to an outside consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On September 8, 2006, we issued 69,231 common shares to outside consultant in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On September 21, 2006, we issued 186,406 common shares to three consultants in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On September 22, 2006, we issued 114,347 common shares to two consultants in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On November 15, 2006, we issued 100,000 common shares to consultants in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On December 8, 2006, we issued 7,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

Warrants

During 2006, in lieu of payment for advisory services rendered to the Company, the Company issued the following parties warrants to purchase common shares of the Company's stock:

	No. of shares	Exercise Price	Date Exercised	Date Expired

563929 Alberta Ltd.	100,000	0.50	Not Exercised(1)	8/1/07
Centrum Bank AG Fbo Asset Protection Fund	100,000	0.50	Not Exercised(1)	8/1/07
Dr. S. Jane Goundrey	100,000	0.50	Not Exercised(1)	8/1/07
Jem Resources	50,000	0.50	Not Exercised(1)	8/1/07
Malita Investments	100,000	0.50	Not Exercised(1)	8/1/07
Simon Shah	50,000	0.60	Not Exercised(1)	12/1/06
Simon Shah	50,000	0.58	Not Exercised(1)	3/1/07
Simon Shah	50,000	0.67	Not Exercised(1)	6/1/06
Simon Shah	50,000	0.62	Not Exercised(1)	9/1/07
Chardan Capital Markets, LLC	50,000	0.60	Not Exercised(1)	12/1/06
Chardan Capital Markets, LLC	50,000	0.58	Not Exercised(1)	3/1/07
Chardan Capital Markets, LLC	50,000	0.67	Not Exercised(1)	6/1/06
Chardan Capital Markets, LLC	50,000	0.62	Not Exercised(1)	9/1/07
Ravi Chiruvola	100,000	0.50	Not Exercised(1)	3/1/07
Ravi Chiruvola	100,000	0.67	Not Exercised(1)	6/1/07
Ravi Chiruvola	100,000	0.62	Not Exercised(1)	9/1/07
Total	1,150,000

(1) As of April 16, 2007 these warrants have not been exercised.

Disclosure Related to Form S-8 Issuances

Prior to issuing any common shares under Form S-8, the Company requests and receives an executed verification from all issuees stating that the issuee is a natural person and that: (a) the shares being issued are not being provided to create or sustain a market for the Company's securities, and (b) that the shares are not being issued as a part of a capital raising transaction. All consultants to the Company are required to provide work product as a part of and condition to their relationship with the Company. Consultant work product is delivered in accordance with the terms and conditions of each respective Consultant’s agreement.

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

Expenses

Our expenses in 2006 were $1,967,633which consisted of $386,095 in professional legal and accounting expenses. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations. These professional consulting fees amounted to $1,196,124. These professional consulting services related to marketing, product and market research and development and investment banking services including financing, capitalization and merger opportunities.

Plan of Operation

Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2007.

Sales and Marketing

The Company is currently not selling or marketing any products.

Liquidity and Capital Resources

At December 31, 2006, we had $166,115 in cash and $612,506 in total current assets. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2006.

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

Results of Operations for the Year Ended December 31, 2006.

We had $0 in net revenues.

We had a $1,967,633 net loss from operations for 2006.

Operating expenses were $1,967,633 in 2006. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of April 16, 2007, the Company's current officers and directors consist of the following persons:

Name	Age	Office	Since
Dr. John Todd	61	Chairman of the Board, President, CEO and CFO	Inception
Mr. C. Fred Whittaker	63	Director	2005

Dr. John Todd

Dr. John Todd has held the position of Chairman and President of ProtoKinetix, Inc since July 2003. From 1999 to 2003 Dr. Todd is a practicing general surgeon in White Rock, British Columbia. He went into a part time practice in July of 2005, sharing a practice with another general surgeon so that he can spend more time conducting the work on Protokinetix, Inc. Dr. Todd received his Doctor of Medicine Degree from the University of Calgary in 1974.

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

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2006, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2006, and 2005:

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Dr. John Todd	2006	$0	-0-	-0-	-0-	------	-0-
President, Chief	2005	0	-0-	-0-	-0-	------	-0-
Executive Officer
and Director

Mr. C. Fred Whittaker	2006	$0	-0-	-0-	-0-	------	-0-
Director	2005	0	-0-	-0-	-0-	------	-0-
And Director

Options/SAR Grants in the Last Fiscal Year

N/A

Employment Agreements

None

Chief Executives Officer’s compensation

During fiscal year 2006, Dr. John Todd did not draw a salary nor did the Company accrue a salary for any obligation.

Compensation of Directors

Directors receive no remuneration for their services as directors at this time. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2006 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address	Shares Beneficially Owned	Percent of Class
Dr. John Todd (1)	3,130,000(4)	7%
Mr. C. Fred Whittaker (2)	120,000	Less than 1%
Centrum Bank AG (3)	4,868,780	10.9%
TOTAL	8,118,780	18.2%

(1) The address is 1500-885 Georgia Street, Vancouver, BC V6C 3E8 Canada

(2) The address is 1500-885 Georgia Street, Vancouver, BC V6C 3E8 Canada

(3) The address is Kirchstrasse 3, 9490 Vaduz Liechtenstein

(4) This amount includes 400,000 shares beneficially owned J.D. Todd Medical Inc

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit #	Description

3.1(i)	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB/A filed on July 24, 2001 and incorporated herein by reference.

3.1(ii)	By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB/A filed on July 24, 2001 and incorporated herein by reference.

10.1	February 1, 2006 Consulting Agreement between Jansa Overseas, Inc. and Protokinetix, Inc.

10.2	February 1, 2006 Consulting Agreement between Amirem, Inc. and Protokinetix, Inc.

14.1	ProtoKinetix, Inc. Code of Ethics filed as an exhibit to the Company's Form 10-KSB filed on April 13, 2006 and incorporated herein by reference.

23.1	Consent of Experts

31.1	Rule 13a-12(a)/15d-14(a) Certification

32.1	Section 1350 Certification attached.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2006 and December 31, 2005, Peterson Sullivan PLLC, the Company’s principal accountants, billed the Company $40,000 and $30,292, respectively, for fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) FINANCIAL REPORT DECEMBER 31, 2006

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ProtoKinetix, Incorporated

We have audited the accompanying balance sheet of ProtoKinetix, Incorporated (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005, and for the period from December 23, 1999 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoKinetix, Incorporated (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from December 23, 1999 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues or positive cash flows from operations and has an accumulated deficit at December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
April 12, 2007

1

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEET

December 31, 2006
ASSETS
Current Assets
Cash	$ 166,115
Accounts receivable	6,391
Prepaid expenses	440,000
Total current assets	612,506
Computer Equipment, net of accumulated depreciation of $1,944	1,444
$ 613,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$ 306,892
Accounts payable	107,809
Total current liabilities	414,701
Stockholders' Equity
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 44,267,153 shares issued and outstanding	240
Common stock issuable; 400,000 shares	5
Additional paid-in capital	17,055,767
Deficit accumulated during the development stage	(16,856,763)
199,249
$ 613,950

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006 and 2005, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2006
			Cumulative
			During the
			Development
	2006	2005	Stage
Revenues	$ -	$ 2,000	$ 2,000
Expenses
Licenses			3,379,756
Professional fees	386,095	333,186	2,812,788
Consulting fees	1,196,124	3,915,676	9,233,803
Research and development	180,709	410,650	800,891
General and administrative	192,836	155,835	539,897
Interest	11,869	13,193	48,162
	1,967,633	4,828,540	(16,813,297)
Loss from continuing operations	(1,967,633)	(4,826,540)	(16,813,297)
Discontinued Operations
Loss from operations of the discontinued
segment			(43,466)
Net loss	$ (1,967,633)	$(4,826,540)	$(16,856,763)
Net Loss per Common Share (basic and
fully diluted)	$ (0.05)	$ (0.13)
Weighted average number of common
shares outstanding	43,233,617	38,598,215

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2006 and 2005, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2006
							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for the year							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for the year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for the year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for the year							(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf license			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted (for 400,000 shares) for services,
October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for the year						-	(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$ 154	6,950,000	$ 37	$ 9,924,547	$ (330,000)	$(10,062,590)	$ (467,852)

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

(Continued)
For the Years Ended December 31, 2006 and 2005, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2006
							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Balance, December 31, 2004	28,793,206	$ 154	6,950,000	$ 37	$ 9,924,547	$ (330,000)	$ (10,062,590)	$ (467,852)
Issuance of common stock for stock subscriptions received						240,000		240,000
Issuance of common stock for common stock issuable	2,000,000	11	(2,000,000)	(11)				-
Issuance of common stock for common stock issuable	2,050,000	10	(2,050,000)	(10)				-
Options exercised,								-
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Issuance of common stock for note payable conversion
February 2005	285,832	1			85,749			85,750
May 2005	353,090	2			105,925			105,927
Issuance of common stock for common stock issuable	2,535,000	13	(2,535,000)	(13)		90,000		90,000
Issuance of common stock for services and common stock issuable
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)				-
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400
Common stock canceled; August 2005	(250,000)	(1)			(257,499)			(257,500)
Common stock issuable for services
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005 (Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year							(4,826,540)	(4,826,540)
Balance, December 31, 2005	40,801,197	$ 220	608,375	$ 6	$ 14,503,079	$ -	$ (14,889,130)	$ (385,825)

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

(Continued)
For the Years Ended December 31, 2006 and 2005, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2006
							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Balance, December 31, 2005	40,801,197	$ 220	608,375	$ 6	$ 14,503,079	$ -	$ (14,889,130)	$ (385,825)
Issuance of common stock and warrants for $450,000 in cash (June 2006)
Common stock	900,000	5			352,142			352,147
Warrants granted (for 450,000 shares)					97,853			97,853
Issuance of common stock for note payable conversion including accumulated interest (June 2006)	529,279	3			158,780			158,783
Issuance of common stock and common stock issuable for services
February 2006			20,000	1	10,499			10,500
March 2006	166,359	1	(108,375)	(1)	36,750			36,750
May 2006	1,266,278	7	(70,000)	(1)	792,750			792,756
June 2006	27,056	1	1,200,000	5	718,244			718,250
July 2006	1,200,000	6	(1,200,000)	(6)				-
August 2006	100,000	1			64,999			65,000
September 2006	369,984	1	(50,000)	1	209,998			210,000
November 2006	100,000	1			48,999			49,000
December 2006	7,000				3,010			3,010
Warrants issued (for 700,000 shares) for services					58,658			58,658
Cancellation of shares, April 2006	(1,200,000)	(6)			6			-
Net loss for the year							(1,967,633)	(1,967,633)
Balance, December 31, 2006	44,267,153	$ 240	400,000	$ 5	$ 17,055,767	$ -	$ (16,856,763)	$ 199,249

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2006

			Cumulative
			During the
			Development
	2006	2005	Stage
Cash Flows from Operating Activities
Net loss for the period	$ (1,967,633)	$ (4,826,540)	$ (16,856,763)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	1,017	674	1,944
Issuance of common stock for services
and expenses	1,885,266	4,316,390	13,442,157
Warrants issued for consulting services	58,658		1,774,911
Stock options issued for consulting services			212,734
Changes in operating assets and liabilities
Accounts receivable	148	(6,539)	(6,391)
Prepaid expenses	(433,800)	(6,200)	(440,000)
Due to outside management consultants		(86,958)	306,892
Accounts payable	75,888	10,199	106,975
Accrued interest payable		13,194	36,294
Net cash used in operating activities	(380,456)	(585,780)	(1,421,247)
Cash Flows from Investing Activities
Purchase of computer equipment		(1,705)	(3,388)
Net cash used in investing activities		(1,705)	(3,388)
Cash Flows from Financing Activities
Warrants exercised		330,000	705,000
Stock options exercised		70,500	100,500
Issuance of common stock and warrants for cash	450,000		470,250
Proceeds from convertible note			315,000
Net cash flows provided by financing activities	450,000	400,500	1,590,750
Net change in cash	69,544	(186,985)	166,115
Cash, beginning of year	96,571	283,556
Cash, end of year	$ 166,115	$ 96,571	$ 166,115
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Supplementary Information - Non-cash Transactions:
Stock subscriptions received	$ -	$ 330,000	$ 330,000
Note payable converted to common stock	158,783	191,677	350,460

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

Going Concern

The Company's financial statements are prepared consistent with accounting principles generally accepted in the Unites States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern and may result in discontinuance of operations.

The Company anticipates that its existing capital resources will not enable it to continue operations through December 31, 2007, if the Company does not raise additional capital through various financing options; however, the Company does not have any financing commitments at this date. There can be no assurance that financing will be available on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Cash

Cash consists of funds held in checking accounts. Cash balances may exceed federally insured limits from time to time.

Accounts Receivable

Receivables consist of cost advances and an amount due from a veterinary center that purchased the Company's AFGP product for research.

Prepaid Expenses

Prepaid expenses consist of shares issued for services yet to be performed.

Computer Equipment

Computer equipment is stated at cost and is depreciated using straight-line methods over the estimated useful lives.

Due to Outside Management Consultants

The Company's offices are currently provided by outside management consultants and costs are allocated to the Company on a month-to-month basis. The amounts due are unsecured, bear no interest and are due on demand.

Convertible Note Payable

On February 1, 2004, the Company executed a subscription agreement under which the Company issued to a corporation an 8% secured convertible note in exchange for $315,000. The note was due February 1, 2006, and was convertible into shares of the Company's common stock at the lower of $.30 per share or 70% of the average of the three lowest trading prices for the 30 days prior to the conversion date. No beneficial conversion feature was applicable to this convertible note.

In April 2005, 285,832 common shares, in May 2005, 353,090 common shares and in May 2006, 529,279 common shares were issued in accordance with the note terms of conversion in lieu of payment on this note and accumulated unpaid interest. The May 2006 conversion into common stock repaid the balance owing on the note and all related interest. All conversions were exercised at a $0.30 per share conversion price.

Warrants

The Company estimates the value of warrants using a Black-Scholes pricing model based on management's assumptions regarding the warrant lives, expected volatility, and risk free interest rates.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, due to outside management consultants, and accounts payable. The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and any potentially dilutive securities. The effect of debt convertible into common shares and outstanding warrants were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive due to the Company's losses. No convertible debt remained outstanding as of December 31, 2006. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Share-Based Compensation

The Company has a stock-based equity incentive plan, which is described more fully in Note 4. Prior to January 1, 2006, the Company had accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based employee compensation cost is reflected in the net loss when options granted under the plan have an exercise price equal to or greater than the market value of the underlining common stock on the date of grant. No options have been granted to employees under the plan; therefore, no reconciliation is provided of the effects on net loss in applying the fair value recognition provisions of SFAS No. 123. On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006, would include compensation cost for all share-based payments made subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Adoption of SFAS No. 123(R) did not have any effect on the financial statements because no share-based payments were made to employees in 2006.

Commitments

The Company leases office space on a month-to-month basis. Rent expense incurred was $32,484 for 2006, $30,106 for 2005, and $108,092 for the cumulative period during the development stage.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of January 1, 2007. The Company has not yet determined the impact of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, ("FAS 158"). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not expect any material impact from applying FAS 158.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company's financial position.

Note 2. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2006, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $16,800,000 available to reduce future taxable income. The tax loss expires in years between 2022 and 2024.

The deferred tax asset associated with the tax loss carry forward is approximately $5,728,000. The Company has provided a full valuation allowance against the deferred tax asset. The valuation allowance increased by $574,000 and $1,731,000 for 2006 and 2005, respectively.

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

Note 4. Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. In 2006 and 2005, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

2006	Number of Shares	Value per Share
February	20,000	$0.53
March	57,984	0.61
May	1,196,278	0.66
June	27,056	0.59
August	100,000	0.65
September	319,984	0.66
November	100,000	0.49
December	7,000	0.43
Total 2006	1,828,302

2005	Number of Shares	Value per Share
April	30,000	$0.50
May	3,075,000	1.08
June	50,000	1.01
August	18,518	0.81
November	66,725	0.54
December	1,220,000	0.62
Total 2005	4,460,243

A summary of the Company's outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	300,000	$0.30
Granted	-
Exercised	(235,000)	0.30
Forfeited	(65,000)	0.30
Outstanding at December 31, 2005 and 2006	-
Options exercisable at December 31, 2005 and 2006	-

Note 5. Equity

In June 2006, the Company issued (for $450,000) 900,000 shares of common stock which included warrants to purchase an additional 450,000 shares of common stock. Proceeds from the issuance were allocated to the shares and warrants based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected volatility of 74%, risk-free interest rate of 5%, 1-year expected life, and a 0% dividend yield.

In November 2006, the Company issued warrants to purchase 700,000 shares for services, the cost of which has been expensed in 2006 as compensation. The warrants were valued using the Black-Scholes option model with the following assumptions: expected volatility of 64%, risk-free interest rate of 8.25%, weighted average expected lives of 7 months, and a 0% dividend yield.

Note 6. Subsequent Event

In 2007, the Company extended the exercise period by six months to August 1, 2007 for the 450,000 outstanding warrants which were issued in connection with 900,000 shares in June 2006 (see Note 5).