Form 10QSB
period 2007-03-31
ProtoKinetix, Inc.
filed 2007-05-15
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

44,778,139 common shares outstanding, $0.0000053 par value, at May 14, 2007.

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

Expenses

Expenses for the three month period ending March 31, 2007 arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. We also incurred consulting fees which contributed to a net loss of $286,365 during the three month period ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2007, we had $126,160 in cash and $510,151 in total current assets. As of the date of this report, we do not believe that we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending March 31, 2007.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. The history of losses and our inability to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

Results of Operations for the Period Ending March 31, 2007

We had $0 in net revenues for the period ending March 31, 2007.

We sustained a $286,365 loss from continuing operations for the three month period ending March 31, 2007.

Operating expenses were $286,365 for the three month period ending March 31, 2007. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not party to any legal proceedings and to our knowledge, no such proceedings are threatened or contemplated against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2007, we issued 84,906 shares of our common stock registered on Form S-8 to outside consultants in connection with a consultant agreement.

On January 8, 2007, we issued 66,964 restricted shares of our common stock to outside consultants in connection with a consulting agreement.

On January 8, 2007, we issued 66,964 shares of our common stock to registered on Form S-8 to outside consultant in connection with consulting agreements.

On March 20, 2007, we issued 104,652 shares of our common stock registered on Form S-8 to outside consultants in connection with a consultant agreements.

On April 16, 2007, we issued 93,750 restricted shares of our common stock to outside consultants in connection with a consulting agreement.

On April 16, 2007, we issued 93,750 shares of our common stock to registered on Form S-8 to outside consultant in connection with consulting agreements.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our first quarter ended March 31, 2007.

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

Signatures	Title	Date
/s/Dr. John Todd Dr. John Todd	Chief Executive Officer, President, Chief Financial Officer and Chairman Of The Board	May 15, 2007

PROTOKINETIX, INC.

FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

Current Asset
Cash	$ 126,160
Accounts receivable	6,391
Prepaid expenses	377,600

510,151

Computer equipment, net	1,189
$ 511,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Due to outside management consultants	$ 306,892
Accounts payable	82,564
Advance payable	44,000
Total current liabilities	433,456

Stockholders' Equity

Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 44,590,639 shares issued and outstanding	242
Common stock issuable; 400,000 shares	5
Additional paid-in capital	17,220,765
Deficit accumulated during the development stage	(17,143,128)
77,884
$ 511,340

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2007
(Unaudited)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative During the Development Stage
Revenues	$ -	$ -	$ 2,000
General and administrative expenses
Licenses			3,379,756
Professional fees	82,000	102,025	2,894,788
Consulting fees	110,000	31,500	9,343,803
Research and development	60,000	37,063	860,891
General and administrative	34,365	41,992	574,262
Interest	-	2,466	48,162
	286,365	215,046	17,101,662
Loss from continuing operations	(286,365)	(215,046)	(17,099,662)

Discontinued Operations
Loss from operations of the
discontinued segment	-	-	(43,466)
Net loss	$ (286,365)	$ (215,046)	$(17,143,128)
Net Loss per Share (basic and
fully diluted)
Continuing operations	$ (0.01)	$ (0.01)
Discontinued operations	-	-
Net loss per common share	$ (0.01)	$ (0.01)

Weighted average number of common
shares outstanding	44,888,582	42,019,236

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ending March 31, 2007 and 2006, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2007
(Unaudited)
						Deficit	Deficit
						Accumulated	Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares)
for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period							(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$ 154	6,950,000	$ 37	$ 9,924,547	$ (330,000)	$ (10,062,590)	$ (467,852)

Issuance of stock subscriptions receivable						$ 240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for
Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for
stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	(250,000)	(1)			(257,499)			(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)	-			-
November 2005
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400

Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005(Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year							(4,826,540)	(4,826,540)
Balance, December 31, 2005	40,801,197	$ 220	608,375	$ 6	$ 14,503,079	$ -	$ (14,889,130)	$ (385,825)

February 2006 private placement
(issued June 2006)	900,000	5			352,142			352,147
Warrants granted from private placement
-450,000					97,853			97,853

Issuance of common stock for
Note payable conversion	529,279	3			158,780			158,783

Issuance of common stock for services:
February/March 2006 services			20,000	1	10,499			10,500
March 2006	166,359	1	(108,375)	(1)	36,750			36,750
April 2006	(1,200,000)	(6)			6			-
May 2006	1,266,278	7	(70,000)	(1)	792,750			792,756
June 2006	27,056		1,200,000	6	718,244			718,250
July 2006	1,200,000	6	(1,200,000)	(6)				-
August 2006	100,000	1			64,999			65,000
September 2006	369,984	2	(50,000)		209,998			210,000
November 2006	100,000	1			48,999			49,000
December 2006	7,000				3,010			3,010
Warrants issued (for 700,000 shares) for services					58,658			58,658

Net loss for the period							(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249

Issuance of common stock for services:
January 2007	218,834	1			119,999			120,000
March 2007	104,652	1			44,999			45,000

Net loss for the period							(286,365)	(286,365)

	44,590,639	$ 242	400,000	$ 5	$ 17,220,765		$ (17,143,128)	$ 77,884

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006, and for the Period From
December 23, 1999 (Date of Inception) to March 31, 2007
(Unaudited)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$ (286,365)	$ (215,046)	$(17,143,128)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities
Depreciation expense	255	255	2,199
Issuance of common stock for services
and expenses	165,000	47,250	13,607,153
Warrants issued for consulting services	-	-	1,774,911
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
Accounts receivable	-	(27,610)	(6,391)
Prepaid expenses	62,400	6,000	(377,600)
Due to outside
management consultants		-	306,891
Accounts payable	(25,245)	91,319	81,731
Cash advance Accrued interest payable	44,000	2,466	44,000 36,294
Net cash flows used in operating activities	(39,955)	(95,366)	(1,461,202)

Cash Flows from Investing Activities

Purchase of computer equipment	-	-	(3,388)
Net cash flows used in investing
activities	-	-	(3,388)
Cash Flows from Financing Activities
Warrants exercised		-	705,000
Stock options exercised	-	-	100,500
Issuance of common stock and warrants for cash		450,000	470,250
Loan proceeds	-	-	315,000

Net cash flows provided by financing activities		450,000	1,590,750
Net change in cash	(39,955)	354,634	126,160
Cash, beginning of period	166,115	96,571
Cash, end of period	$ 126,160	$ 451,205	$ 126,160
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Supplementary information - Non-cash Transactions:

Stock subscriptions received		-	$ 330,000
Note payable converted to common stock			$ 350,460

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

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2006 and 2005. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern
As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The loss per share for the three month periods ended March 31, 2007 and 2006, have been adjusted accordingly. Diluted earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Share-Based Compensation

The Company has a stock-based equity incentive plan. The Company had accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". No stock-based employee compensation cost is reflected in the net loss when options granted under the plan have an exercise price equal to or greater than the market value of the underlining common stock on the date of grant. No options have been granted to employees under the plan, therefore no reconciliation is provided of the effects on net loss in applying the fair value recognition provisions of SFAS No. 123. The Company adopted SFAS No. 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Compensation for stock options and warrants to purchase stock granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options or warrants granted. The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.

New Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect any material impact from applying FAS 159.

Note 2. Discontinued Operations

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

Note 3. Subsequent Event

In April 2007, the Company issued 187,500 shares of common stock to outside consultants for services valued at $75,000.

.