Form 10QSB/A
period 2007-06-30
ProtoKinetix, Inc.
filed 2007-08-21
CIK 1128189

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

Introduction: This Form 10-QSB/A for the quarterly period ended June 30, 2007 is being filed in order to amend  and add the Certifications included in Exhibits 31.1 and 32.1 to the orginal filing of Form 10-QSB for the period ending June 30, 2007.

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