Form 10QSB
period 2007-09-30
ProtoKinetix, Inc.
filed 2007-11-14
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

 47,808,726 common shares outstanding, $0.0000053 par value, at November 9, 2007.

Transitional Small Business Disclosure Format:   Yes __ No X

PART I

ITEM 1.                      FINANCIAL STATEMENTS

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current Asset
Cash	$ 70,247
Accounts receivable	6,391
Prepaid expenses	226,300

Total current assets	302,938

Computer equipment, net	681
$ 303,619

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Due to outside management consultants	$ 6,892
Accounts payable	72,895
Advance payable	165,500
Total current liabilities	245,287

Long-term Debt	300,000
Total liabilities	545,287

Stockholders' Equity

Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 47,558,726 shares issued and outstanding	259
Common stock issuable; 400,000 shares	5
Additional paid-in capital	18,169,248
Deficit accumulated during the development stage	(18,411,180)
(241,668)
$ 303,619

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2007 and 2006, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2007
(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative During the Development Stage
Revenue	$ -	$ -	$ -	$ -	$ 2,000
Expenses
Licenses	-	-	-	-	3,379,756
Professional fees	117,419	97,031	284,551	301,560	3,097,339
Consulting fees	809,000	80,000	974,000	1,525,256	10,207,803
Research and development	30,000	86,709	171,503	151,022	972,394
General and administrative	45,412	37,105	118,363	115,497	658,260
Interest	6,000	-	6,000	11,869	54,162
	1,007,832	300,845	1,554,417	2,105,204	18,369,714
Loss from continuing
operations	(1,007,832)	(300,845)	(1,554,417)	(2,105,204)	(18,367,714)
Discontinued Operations
Loss from operations of the
discontinued segment		-		-	(43,466)
Net loss	$(1,007,832)	$(300,845)	$(1,554,417)	$(2,105,204)	$(18,411,180)
Net Loss per Share (basic and
fully diluted)	$(0.02)	$(0.01)	$(0.03)	$(0.05)
Weighted average shares
outstanding	46,157,645	42,372,996	45,405,671	42,856,661

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from December 23, 1999 (Date of Inception) to September 30, 2007
(Unaudited)

						Deficit	Deficit
						Accumulated	Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period							(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$154	6,950,000	$ 37	$9,924,547	$ (330,000)	$ (10,062,590)	$(467,852)

Issuance of stock subscriptions receivable						$ 240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	(250,000)	(1)			(257,499)			(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)	-			-
November 2005
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400

Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005(Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year							(4,826,540)	(4,826,540)
Balance, December 31, 2005	40,801,197	$ 220	608,375	$ 6	$14,503,079	$ -	$(14,889,130)	$(385,825)

February 2006 private placement (issued June 2006)	900,000	5			352,142			352,147
Warrants granted from private placement (450,000)					97,853			97,853

Issuance of common stock for Note payable conversion	529,279	3			158,780			158,783

Issuance of common stock for services:
February/March 2006 services			20,000	1	10,499			10,500
March 2006	166,359	1	(108,375)	(1)	36,750			36,750
April 2006	(1,200,000)	(6)			6			-
May 2006	1,266,278	7	(70,000)	(1)	792,750			792,756
June 2006	27,056		1,200,000	6	718,244			718,250
July 2006	1,200,000	6	(1,200,000)	(6)				-
August 2006	100,000	1			64,999			65,000
September 2006	369,984	2	(50,000)		209,998			210,000
November 2006	100,000	1			48,999			49,000
December 2006	7,000				3,010			3,010
Warrants issued (for 700,000 shares) for services					58,658			58,658

Net loss for the period							(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249

Issuance of common stock for services:
January 2007	218,834	1			119,999			120,000
March 2007	104,652	1			44,999			45,000
April 2007	187,500	1			74,999			75,000
June 2007	112,500	1			44,999			45,000
July 2007	291,812	2			112,998			113,000
August 2007	860,000	5			257,995			258,000
Sept 2007	1,516,275	8			457,492			457,500

Net loss for the period							(1,554,417)	(1,554,417)
	47,558,726	$259	400,000	$ 5	$18,169,248		$(18,411,180)	$(241,668)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2007
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$ (1,554,417)	$ (2,105,204)	$(18,411,180)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation expense	763	763	2,707
Issuance of common stock for services
and expenses	1,113,500	1,833,256	14,614,315
Warrants issued for consulting services	-	-	1,716,253
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
Accounts receivable	-	(2,610)	(6,391)
Prepaid expenses	213,700	6,000	(226,300)
Due to outside management consultants	(300,000)	-	6,892
Accounts payable	130,586	(10,285)	237,561
Accrued interest payable	-	-	36,294
Net cash flows used in
operating activities	(395,868)	(278,080)	(1,817,115)
Cash Flows from Investing Activities
Purchase of computer equipment		-	(3,388)
Net cash flows used in investing
activities	-	-	(3,388)
Cash Flows from Financing Activities
Warrants exercised	-	-	705,000
Stock options exercised	-	-	100,500
Issuance of common stock for cash		450,000	470,250
Loan proceeds	300,000	-	615,000
Net cash flows provided by
financing activities	300,000	450,000	1,890,750
Net change in cash	(95,868)	(171,920)	70,247
Cash, beginning of period	166,115	96,571
Cash, end of period	$ 70,247	$ (268,490)	$ 70,247
Cash paid for interest	$ 6,000	$ 12,703	$ 12,703
Cash paid for income taxes	$ -	$ -	$ -

Supplementary information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	$ -	$ -	$ 934,000
Stock subscriptions received	-	-	330,000
Note payable converted to common stock	-	158,783	350,460

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

In 2004, the Company purchased the world-wide rights to the family of synthetic antifreeze glycoproteins.  Since that time, the Company has patented and researched the medical, pharmaceutical and cosmetic applications for the family of molecules (AAGP™).

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

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period.  The Company's stock split 1:75 on August 24, 2001.  In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  The loss per share for the periods ended September 30, 2007 and 2006, have been adjusted accordingly.  Diluted earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

As of January 1, 2006, the Company adopted SFAS No. 123(R) Share-Based Payment (as amended) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to employees during the nine months ended September 30, 2007 or 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements(as amended) ("FAS 157").  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans(as amended), ("FAS 158").  FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FAS 158 is effective for financial statements issued for fiscal years ending after December 31, 2006.  The Company does not expect any material impact from applying FAS 158.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is expected to expand the use of fair value measurement.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet determined the impact of applying FAS 159.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

Note 2.  Prepaid Expenses

Amounts included in prepaid expenses represent the unamortized portion of advance payments made to consultants under agreements generally over extended service periods.

Note 3.  Convertible Note Payable

On July 1, 2007, the Company executed a subscription agreement under which the Company issued to a corporation an 8% convertible promissory note in exchange for $300,000. The note is due June 30, 2012, and is convertible into shares of the Company's common stock at $.25 per share.  No beneficial conversion feature was applicable to this convertible note.

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

WO 2004/014928 A2 (19 February 2004)
PCT Int. Appl. (2006), 87 pp. WO2006059227 A1 20060608 AN 2006:538719
Patent application: Fr 03 May 2006, 06 03952

Consistent with our agreements with the licensors of various technologies we license, we have no finished commercial product or products, nor FDA approvals for any product or diagnostic procedures.  We are focused on the research and development of one primary compound known as AFGP, which we have filed a trademark application for.

Employees

We currently have no full time employees.

Our Main Project

We are currently developing and testing synthetic antifreeze glycoproteins (“AFGP”).  We have entered into agreements which give the exclusive right to develop products derived from patent pending technologies related to synthetic AFGPs.  Our intellectual property rights were developed by Dr. Geraldine Castelot-Deliencourt.

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

WO 2004/014928 A2 (19 February 2004)
PCT Int. Appl. (2006), 87 pp. WO2006059227 A1 20060608 AN 2006:538719
Patent application: Fr 03 May 2006, 06 03952

Consistent with our agreements with the licensors of various technologies we license, we have no finished commercial product or products, nor any FDA approvals for any product or diagnostic procedures.  We are focused on the research and development of one primary compound known as AFGP, which has been trademarked as AAGP™.

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

Recent Developments

On August 1, 2007, Mark L. Baum, Esq. resigned from his positions as interim President, Chief Executive Officer and Director of the Corporation. Mr. Baum’s resignation was not because of any disagreements with the Corporation on matters relating to its operations, policies or practices.

On August 1, 2007, Dr. Maximilien Arella was appointed to the position of Director of the Corporation.. Dr. Arella is one of our Directors. He is not a full time employee and has other outside commitments. For the past twenty years, Dr. Arella has acted as a private consultant advising clients and businesses with technological and scientific development, innovative technology transfer and commercial development from university benchtop to commercial developments. Since 1993, Dr. Arella has carried out two mandates as chairman of the Virology Research Center of the Armand-Frappier Institute/University of Quebec (the “IAF”) during which he held the responsibility of managing both the research and the teaching programs (M.Sc. and Ph.D.) consisting of a team of 20 researchers combined with approximately 100 students and support employees. From 1984 to 1993 Dr. Arella was scholar, assistant professor and professor of Virology at IAF as well as adjunct professor at the School of Graduate Studies of the University of Montreal.  He also served as president of the professor association from 1989 to 1992. His academic research is mainly based in the fields of molecular biology, fundamental aspects and applications of the double-stranded RNA virus, as well as amplification systems for the analysis of human and animal viruses, and cancer markers. Throughout his career, he has written 76 scientific publications, 24 scientific reports for research contracts as well as 28 chapters in books and summaries of techniques. He has been invited to give 49 conferences, has presented 198 scientific communications and has submitted 3 patents. Mr. Arella is fluent in English, French and Italian. In addition to his position with ProtoKinetix, Dr. Arella sits on the scientific advisory boards of two addition publicly traded companies, Biophage, Inc. and Viropro, Inc.

On August 1, 2007, Ross L. Senior was appointed to the positions of Chief Executive Officer, Secretary and Treasurer of the Corporation. Mr. Senior is our President and Chief Executive Officer. In 2005, Mr. Senior co-founded Rowan All Natural Skin Care, Inc., a Canadian-based provider of skin care products. In 1988, Mr. Senior founded Ross L. Senior and Associates, a business consulting firm, where he maintained his position as principal of the firm from 1988 to 2005. Mr. Senior brings to ProtoKinetix a combination of business, organizational and legal experience through consultation roles in technology research and development institutions and a wide range of businesses including health care, property development, electronics distribution, manufacturing, natural resources, educational institutions and social enterprises.

On September 14, 2007, we filed our Post Effective Amendment No.1 to our Form S-8 originally filed with the Securities Exchange Commission on June 15, 2005. 4,000,000 shares were originally authorized under the 2005 Stock Incentive Plan and were registered on Form S-8 on June 15, 2005 pursuant to the original Registration Statement (File No. 333-125844). The Post Effective Amendment No.1 to Form S-8 pertains to the registration of an additional 5,000,000 shares authorized under the First Amended 2005 Stock Incentive Plan. Currently, the total number of shares registered under the Plan is 9,000,000 common shares.

Sales and Marketing

We are not currently selling or marketing any products.

Expenses

Expenses for the three month period ending September 30, 2007 were comprised primarily of professional and consulting fees.  We incurred professional fees relating to research and development, administrative costs and costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended.  We also incurred consulting fees which contributed to a net loss of $1,554,417 during the nine month period ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2007, we had $70,247 in cash and $302,938 in total current assets.  As of the date of this report, we do not believe that we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives.  In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending September 30, 2007.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern.  The history of losses and our inability to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

Results of Operations for the Period Ending September 30, 2007

We had $0 in net revenues and a net loss of $1,007,832 for the three month period ending September 30, 2007.

Operating expenses were $1,007,832 for the three month period ending September 30, 2007.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

ITEM 3.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

We are not party to any legal proceedings and to our knowledge, no such proceedings are threatened or contemplated against us.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 11, 2007, we issued 100,000 shares of our common stock registered on Form S-8 to a consultant in connection with a consultant agreement.

On July 18, 2007, we issued 95,906 restricted shares of our common stock and 95,906 shares of our common stock registered on Form S-8 to consultants in connection with a consultant agreement.

On August 15, 2007, we issued 400,000 restricted shares of our common stock to our board of directors as compensation for their services to the Company as board members.

On August 15, 2007, we issued 400,000 restricted shares of our common stock to our former CEO as compensation for past services rendered to the Company.

On August 15, 2007, we issued 60,000 restricted shares of our common stock to our CEO as compensation for services to the Company.

On August 15, 2007, we issued a total of 1,516,275 shares of our common stock registered on Form S-8 to consultants in connection with a consultant agreement.

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

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our first quarter ended September 30, 2007.

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

Signatures	Title	Date
/s/ Ross L. Senior Ross L. Senior	Chief Executive Officer and President	November 13, 2007