Form 10KSB
period 2007-12-31
ProtoKinetix, Inc.
filed 2008-04-15
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[X]    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-32917

PROTOKINETIX, INC.
(Name of small business issuer as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1500-885 West Georgia Street
Vancouver, British Columbia Canada V6C 3E8
________________________________________________________________________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                          604-687-9887
Securities registered pursuant to Section 12(b) of the Act:                                                                                                None
Securities registered pursuant to Section 12(g) of the Act:                                                                                                $.001 par value common stock
___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes    X             No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16,464,950 based upon the closing price of our common stock which was $0.33 on April 10, 2008.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 620,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 10, 2008, there were 50,513,788 shares of our common stock were issued and outstanding.

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

WE ARE A DEVELOPMENT STAGE BUSINESS AND AN INVESTMENT IN OUR COMPANY IS EXTREMELY RISKY.

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

PROTOKINETIX, INC.

Section	Heading
Part I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation
Item 6A	Quantitative and Qualitative Disclosures About Market Risk
Item 7	Financial Statements
Item 8	Changes in and Disagreements on Accounting and Financial Disclosure
Item 8A	Controls and Procedures
Item 8B	Other Information
Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12	Certain Relationships and Related Transactions
Part IV
Item 13	Exhibits and Reports on Form 8-K
Item 14	Principal Accountant Fees and Services
Certifications and Signatures

PART I

ITEM 1.                      DESCRIPTION OF THE BUSINESS

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products.  The Company had $0 in revenues for the year ended December 31, 2007.

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific and business development efforts, to date, we have not yet marketed a product. Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdifluride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses. The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

Our progress to date has been achieved notwithstanding the inherent risks relating to the science, applications, market opportunities and commercial relationships. The progress of the business has and will continue to be dependant on having appropriate human and sufficient financial resources which have and will be uncertain.

About ProtoKinetix

ProtoKinetix owns the world-wide rights to a family of anti-aging glycoproteins, trademarked as AAGPs™. In scientific tests AAGPs™ have demonstrated the ability to enhance the health and extend the life of biologically sensitive cells which have been subjected to severe stress conditions under laboratory controlled test conditions. AAGPs™ are stable and non-toxic.

Since 2005, ProtoKinetix has primarily focused on scientific research, but the company has recently been in the process of directing major efforts to the practical side of commercial validation. The commercial applications for AAGPs™ in large markets such as skincare/cosmetic products and targeted health care solutions are numerous, and ProtoKinetix is currently working with researchers, business leaders and advisors and commercial entities to bring AAGP™ to market.

Background

Native AFGP Compound

AFGP (Anti-Freeze Glycoprotein) is found in nature as a compound produced by some fish, insects, reptiles, bacteria and plants that enable survival in freezing temperatures.

One of the many accomplishments from pioneering research of the U.S. Antarctic Program was the discovery, in the early sixties, that fish living year-long in subzero temperature are extremely resistant to freezing.  The substances that prevent these fish from freezing were isolated, characterized and designated as antifreeze glycoproteins or AFGP.  Various kinds of AFGP were isolated from many species of fishes, and in some amphibians, plants and insects.  All of the AFGPs share a common characteristic that prevents ice crystals from growing and connecting to each other.  Research has also confirmed a cell membrane stabilizing characteristics of native AFGP.

There has been much scientific research done in an attempt to synthetically replicate AFGPs in research institutions because the protective properties of AFGPs could have commercial applications, primarily in food and crop preservation at freezing temperatures. The native antifreeze glycoproteins are very large molecules that are often made up of a repeating series of smaller molecules, glycoproteins. Glycoproteins are often very biologically active, but they are inherently quite unstable. The oxygen-glycosidic link is readily cleaved by glycosidases, resulting in a low bio-availability of these glycoconjugate based molecules.

Scientific research prior to AAGP has focused on building a stable and more efficient compound with a strong bond.

AAGP™ – The Core Technology of ProtoKinetix

AAGP™ Invention

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

AAGP™ Toxicity Tests

Tests have shown cells that have been exposed to AAGP™ at low and high concentrations have remained viable. A common viability test used on cell cultures using trypan blue dye exclusion method has been used to show AAGP™ non-toxicity.

AAGP™ Stability Tests

AAGP™ molecules have remained stable when subjected to three tests:

1.	pH ranging from a strong acid level of 1.8 (stronger than stomach acid) to a strong alkali level of 13.8. (the pH scale is calibrated from 1, highly acidic, to 14, highly alkali);

2.	Enzymatic action using protease, which targets the amino acid bonds, and glycosidase, which targets the amino acid bonds, and glycosidase, which targets the sugar molecules; and

3.	Temperatures ranging from -196°C (cryopreservation) to +37°C (body temperature).

Stress Tests on 12 Different Cell Lines

Cell lines are selected for their high level of sensitivity. Cell lines are also selected for their potential role in adding value in medical applications, enhancing health and extending life. All tests are designed to explore how cells from different cell lines act biologically in the presence of AAGP™ when subjected to health and life threatening  inflammatory stress conditions and agents.

Cells Lines Tested

▪ Stem cells (human)	▪ Adult skin fibroblast cells
▪ Whole blood cells	▪ Heart cells (cardiac myocites)
▪ Blood Platelet cells	▪ Liver cells (hepatocites)
▪ Heart tissue	▪ Embryonic skin fibroblast cells
▪ Hela (cancer) cells	▪ Islet cells (pancreatic)
▪ Kidney (KB and vero) cells	▪ Stem cells (mouse)

Stress Conditions and Agents

Temperature
▪	temperatures ranging from -80° C to +37°

UV-C Radiation
▪	harsh sterilizing radiation
▪	254 nanometer wavelength

Oxidation
▪	hydrogen peroxide (H2O20
▪	powerful oxidant

Starvation
▪	serum free culture media
▪	food/growth/nutrients factors (fetal bovine serum) withheld

Inflammation
▪	Interleukin 1 Beta, a standard agent for stimulating inflammation in cell testing
▪	All of the above tests are also considered to cause inflammation

Bio-Screening Control Lab Testing

AAGP™ testing is conducted to international standards in outsourced research laboratories in North America and Europe. All tests are designed to explore both the safety and effectiveness of AAGP™ when challenged to enhance the health and extend the life of cells.

Test Results Summary

Cells that were tested in the presence of AAGP™ had a higher survival and viability rate than the controls. The overall effect of AAGP™ is to protect, preserve and in some cases to repair. Anti-inflammatory effects appear to be at work, although the mechanism and pathways of action are not yet determined.  AAGP™ appears to enhance heath and extend cell life.

The test results are considered preliminary. The limited number of samples and extent of the tests are designed to investigate the potential attributes of AAGP™ and should not be considered as statistically or scientifically conclusive. Notwithstanding, we feel the results are sufficient to justify further tests by commercial entities in health care.

AAGP™ Commercial Applications

The extent of the value of the ProtoKinetix family of AAGPs™ is being investigated by companies and the Company is targeting commercial entities specializing in regenerative medicine, cellular and tissue therapies, organ transplantation, trauma, blood product banking, anti- inflammation and cosmetics/skin care.

Skincare and Cosmetics

Industry sources estimate that the skincare market in the USA, including both mass and prestige, will reach $7.2 billion by 2010, driven in part by expected double-digit growth of anti-aging products, which is likely to become the second largest category behind hand & body lotions in the industry.

According to the Johnson and Johnson 2003 Annual Report, the global skin care and cosmetics market is already running easily in the tens of billions at some $43 billion dollars per year.

In the skin care business it’s about healthier, younger looking skin. The two major causes of dry, wrinkled, less elastic or even diseased skin are inflammation and oxidation. The main culprits are the sun (UV rays and free radicals) and other environmental and physiological stresses that also cause inflammation and oxidation.

When AAGP™ is combined with Coenzyme Q10 a powerful anti-oxidant effect is achieved that not only protects but also seems to help the cells repair previously existing damage. In vitro laboratory tests have shown the AAGP™ molecules can protect in vitro skin cells from damage and death that would otherwise occur from UV rays and free radicals. To the extent of the laboratory tests conducted, AAGP™ appears to protect in vitro skin cells from cold temperatures, oxidation, UV irradiation and pH variations.

Health Care

Acute medical problems are increasingly reliant on, and benefit from, solutions that can deal with the fundamental factors of inflammation and oxidation. Both are well-known causes of life-threatening conditions and diseases, and accelerated aging. In addition many acute medical problems are benefiting from cell therapies and transplantation of cells, tissues and time sensitive organs.

Health Care Applications of AAGP™ fall into two main categories: (i) harvesting, storage and transplanting cells, tissues and organs; and (ii) treatments for conditions and disease caused by stress factors, including UV radiation, oxidation and inflammation. These are all areas that expand into many sub-categories of existing and future health care solutions.

Intellectual Property

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection. Our commercial success will depend in part on maintaining patent protection and trade secret protection for our products, as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

Patents

As of the date of this Report, our development agents, including the parties we have licensed AAGP™ technologies from, have applied to receive patents for technologies we have licensed and continue to primarily base our research efforts on. At present, we have engaged the patent law firm of Cabinet-Moutard of Versaille, France, and have filed a number of international patent applications. These patent applications include:

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

Trade Secrets and Know-How

The Company has developed a substantial body of trade secrets and know-how relating to the development, use and manufacture of AAGP™, including but not limited to the optimization of materials for efforts, and how to maximize sensitivity, speed-to-result, specificity, stability, purity and reproducibility.

Super Antibody and Catalytic Antibody Platform Technologies

The Company continues to own the rights to both the Super Antibody and the Catalytic Antibody platform technologies. The Company plans to, as a secondary priority and subject to available resources, search for a patentable receptor sites that exist on cancer cells.

Competition

The markets that the Company is focusing on are multi-billion dollar international industries.  They are intensely competitive.  Many of the Company’s competitors are substantially larger and have greater financial, research, manufacturing, and marketing resources.

Industry competition in general is based on the following:

▪	Scientific and technological capability;
▪	Proprietary know-how;
▪	The ability to develop and market products and processes;
▪	The ability to obtain FDA or other required regulatory approvals;
▪	The ability to manufacture products that meet applicable FDA requirements, (i.e. FDA’s Quality System Regulations) see Governmental Regulation section;
▪	Access to adequate capital;
▪	The ability to attract and retain qualified personnel; and
▪	The availability of patent protection.

The Company believes its scientific and technological capabilities are significant.

The Company’s ability to develop its research is in large measure dependent on having sufficient and additional resources and/or collaborative relationships.

The Company’s access to capital is more challenging, relative to most of its competitors.  This is a competitive disadvantage.  The Company believes however that its access to capital may increase as it gets closer to the development of a commercially viable product.

The Company believes that its research has enabled it to attract and retain qualified consultants.  Because of the greater financial resources of many of its competitors, the Company may not be able to complete effectively for the same individuals to the extent that a competitor uses its substantial resources to attract any such individuals.

Governmental Regulation

The Company’s AAGPs™ have commercial applications in markets and circumstances that fall under government regulations ranging from none to limited to extensive.

Although there is no such immediate need to make any regulatory filing in the United States or other jurisdictions, the Company has limited or no experience with regard to obtaining FDA or other required regulatory approvals. The Company intends to retain the services of appropriately experiences consultants. For this reason, should our research efforts continue to show promise, we will need to hire consultants to assist the Company with such governmental regulations.

As the Company continues to conduct research and testing programs, in collaboration with commercial entities, to expand and confirm the potential medical applications of AAGP™ in the a number of fields, including regenerative medicine, cell therapy, blood products, transplants and skin care/cosmetics, the Company intends to utilize the regulatory expertise of others, whether they are consultants or commercial entities involved on collaborative development programs with the Company.

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

The Company is also subject to regulations in foreign countries governing products, human clinical trials and marketing, and may need to obtain approval or evaluations by international public health agencies, such as the World Health Organization, in order to sell products in certain countries.  Approval processes vary from country to country, and the length of time required for approval or to obtain other clearances may in some cases be longer than that required for U.S. governmental approvals.  The extent of potentially adverse governmental regulation affecting ProtoKinetix that might arise from future legislative or administrative action cannot be predicted.

Environmental Laws

To date, the Company has not encountered any costs relating to compliance with any environmental laws.

ITEM 2.                      DESCRIPTION OF PROPERTY

The Company does not own any real property.  The Company is currently paying a rental fee where it is located.

ITEM 3.                      LEGAL PROCEEDINGS

There are currently no legal matters pending.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No shareholder meetings were held during the year ended December 31, 2007.

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

2007	Low	High
First Quarter	$.36	$.50
Second Quarter	.32	.45
Third Quarter	.24	.42
Fourth Quarter	.10	.26

2006	Low	High
First Quarter	$.65	$.68
Second Quarter	.62	.65
Third Quarter	.51	.57
Fourth Quarter	.40	.46

Holders

As of April 10, 2008, there were approximately 60 shareholders of record of the company's Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There have been no sales of unregistered securities during calendar 2007 which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On January 2, 2007, we issued 84,906 common shares to two consultants in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On January 8, 2007, we issued 133,928 common shares to two consultants in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On March 20, 2007, we issued 104,652 common shares to two consultants in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On April 16, 2007, we issued 187,500 common shares to two consultants in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On June 11, 2007, we issued 112,500 common shares to two consultants in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On July 11, 2007, we issued 100,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On July 18, 2007, we issued 191,812 common shares to two consultants in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On August 15, 2007, we issued a total of 860,000 common shares to several directors, officers and consultants in connection with services provided by such directors, officers and consultants. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On September 17, 2007, we issued a total of 1,400,000 common shares to several consultants in connection with services provided by such directors, officers and consultants. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended

On September 17, 2007, we issued 116,275 common shares to two consultants in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On October 10, 2007, we issued 250,000 common shares to two consultants in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On December 4, 2007, we issued 535,716 common shares to two consultants in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On December 19, 2007, we issued 100,000 common shares to a former director in connection with services provided to the Company. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On February 8, 2008, we issued 278,846 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On March 20, 2008, we issued a total of 1,700,000 common shares to several investors in connection with a private placement for a total sales price of $255,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On March 26, 2008, we issued 90,500 common shares to two consultants in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

Warrants

During 2007, in lieu of payment for advisory services rendered to the Company, the Company issued the following parties warrants to purchase common shares of the Company's stock:

	Date	Number of	Exercise	Closing price	Expiration
	Issued	Warrants	Price	on Issuance	Date

Simon Shah	6/1/2007	350,000	$ 0.50	$ 0.41	6/1/2012
Ravi Chiruvolu	6/1/2007	250,000	$ 0.50	$ 0.41	6/1/2012
Chardan Capital Markets	6/1/2007	350,000	$ 0.50	$ 0.41	6/1/2012

Bruce Dorfman	7/12/2007	500,000	$ 0.50	$ 0.35	7/12/2012

Fred Whittaker	8/1/2007	400,000	$ 0.50	$ 0.35	8/1/2012
Maximilien Arella	8/1/2007	400,000	$ 0.50	$ 0.35	8/1/2012
Mark Ralston	8/1/2007	2,050,000	$ 0.50	$ 0.35	8/1/2012
Blair Henderson	8/1/2007	250,000	$ 0.50	$ 0.35	8/1/2012
Grant Young	8/1/2007	1,500,000	$ 0.50	$ 0.35	8/1/2012
Dr. John Todd	8/1/2007	500,000	$ 0.50	$ 0.35	8/1/2012

Randy Anderson	12/1/2007	250,000	$ 0.20	$ 0.16	12/1/2009

Wall Street Communications	12/4/2007	250,000	$ 0.12	$ 0.15	12/4/2009
Wall Street Communications	12/4/2007	250,000	$ 0.24	$ 0.15	12/4/2009
Wall Street Communications	12/4/2007	250,000	$ 0.36	$ 0.15	12/4/2009
Wall Street Communications	12/4/2007	250,000	$ 0.50	$ 0.15	12/4/2009

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

ITEM 6.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes.  Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

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

Plan of Operation

Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2008.

Sales and Marketing

The Company is currently not selling or marketing any products.

Liquidity and Capital Resources

At December 31, 2007, we had $37,350 in cash and $147,350 in total current assets.  As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2007.

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

Results of Operations for the Year Ended December 31, 2007.

We had $0 in net revenues.

We had a $2,728,269 net loss from operations for 2007.

Our expenses in 2007 were $2,728,269 which consisted of $418,724 in professional legal and accounting expenses. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  These professional consulting fees amounted to $1,134,276.  These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities. Additional professional consulting fees have been included in product research and development totaling $996,538.

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

    STATEMENT OF OPERATIONS

    STATEMENTS OF STOCKHOLDERS' EQUITY

    STATEMENTS OF CASH FLOWS

    NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ProtoKinetix, Incorporated

We have audited the accompanying balance sheet of ProtoKinetix, Incorporated (a development stage company) ("the Company") as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2007 and 2006, and for the period from December 23, 1999 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoKinetix, Incorporated (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the period from December 23, 1999 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the development stage.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN PLLC

April 10, 2008
Seattle, Washington

PROTOKINETIX, INCORPORATED
BALANCE SHEET
December 31, 2007

ASSETS
Current Assets
Cash	$ 37,350
Prepaid expenses	110,000
Total current assets	147,350
Computer equipment, net of accumulated depreciation of $2,963	426
$ 147,776
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 108,825
Convertible note payable	300,000
Total current liabilities	408,825
Stockholders' Equity (Deficit)
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 48,444,442 shares issued and outstanding	262
Common stock issuable; 1,190,000 shares	6
Additional paid-in capital	19,323,715
Deficit accumulated during the development stage	(19,585,032)
(261,049)
$ 147,776

PROTOKINETIX, INCORPORATED
STATEMENTS OF OPERATIONS
December 31, 2007
For the Years Ended December 31, 2007 and 2006, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2007

			Cumulative
			During the
			Development
	2007	2006	Stage
Revenues	$ -	$ 2,000	$ 2,000
Expenses
Licenses			3,379,756
Professional fees	418,724	386,095	3,231,512
Consulting fees	1,134,276	1,196,124	10,368,079
Research and development	996,538	180,709	1,797,429
General and administrative	166,731	192,836	706,628
Interest	12,000	11,869	60,162
	2,728,269	1,967,633	19,543,566
Loss from continuing operations	(2,728,269)	(1,965,633)	(19,541,566)
Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)
Net loss	$ (2,728,269)	$(1,965,633)	$(19,585,032)
Net Loss per Common Share (basic and
fully diluted)	$ (0.06)	$ (0.05)
Weighted average number of common
shares outstanding	45,749,464	43,233,617

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2007
							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	-	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	-	(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	-	(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for year							(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$ 154	6,950,000	$ 37	$9,924,547	$ (330,000)	$(10,062,590)	$(467,852)

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2007
							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of stock subscriptions receivable	-	$ -	-	$ -	$ -	$ 240,000	$ -	$ 240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	(250,000)	(1)			(257,499)			(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)	-			-
November 2005
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400
Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005(Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year							(4,826,540)	(4,826,540)
Balance, December 31, 2005	40,801,197	$ 220	608,375	$ 6	$14,503,079	$ -	$(14,889,130)	$ (385,825)

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2007
							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
February 2006 private placement (issued June 2006)	900,000	$ 5		$ -	$ 352,142	$ -	$ -	$ 352,147
Warrants granted from private placement (450,000)					97,853			97,853
Issuance of common stock for Note payable conversion	529,279	3			158,780			158,783
Issuance of common stock for services:
February/March 2006 services			20,000	1	10,499			10,500
March 2006	166,359	1	(108,375)	(1)	36,750			36,750
April 2006	(1,200,000)	(6)			6			-
May 2006	1,266,278	7	(70,000)	(1)	792,750			792,756
June 2006	27,056		1,200,000	6	718,244			718,250
July 2006	1,200,000	6	(1,200,000)	(6)				-
August 2006	100,000	1			64,999			65,000
September 2006	369,984	2	(50,000)		209,998			210,000
November 2006	100,000	1			48,999			49,000
December 2006	7,000				3,010			3,010
Warrants issued (for 700,000 shares) for services					58,658			58,658
Net loss for the year							(1,967,633)	(1,967,633)
Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249
Issuance of common stock for services:
January 2007	218,834	1			119,999			120,000
March 2007	104,652	1			44,999			45,000
April 2007	187,500	1			74,999			75,000
June 2007	112,500	1			44,999			45,000
July 2007	291,812	2			112,998			113,000
August 2007	860,000	5			257,995			258,000
September 2007	1,516,275	8			457,492			457,500
October 2007	250,000	1			37,499			37,500
December 2007	535,716	1			74,999			75,000
Warrants issued for services					825,476			825,476
Cancellation of issuable stock for Recaf License			(400,000)	(5)				(5)
Warrant exercised-December 2007	100,000	1			43,999			44,000
Issuable common stock from Private Placement			1,190,000	6	172,494			172,500

Net loss for the year							$ (2,728,269)	(2,728,269)
Balance, December 31, 2007	48,444,442	$ 262	1,190,000	$ 6	$19 ,323,715	-	$(19,585,032)	$ (261,049)

PROTOKINETIX, INCORPORATED
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2007
	2007	2006	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for year	$(2,728,269)	$(1,967,633)	$(19,585,032)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	1,018	1,017	2,962
Issuance of common stock for services
and expenses	1,225,979	1,885,266	14,668,136
Warrants issued for consulting services	825,476	58,658	2,600,387
Stock options issued for consulting services			212,734
Changes in operating assets and liabilities
Accounts receivable	6,391	148	-
Prepaid expenses	330,000	(433,800)	(110,000)
Amounts due to outside
management consultants	(306,892)
Accounts payable	1,032	75,888	108,007
Interest payable			36,294
Net cash used in operating activities	(645,265)	(380,456)	(2,066,512)
Cash Flows from Investing Activity
Purchase of computer equipment			(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Warrants exercised	44,000		749,000
Stock options exercised			100,500
Issuance of common stock for cash	172,500	450,000	642,750
Loan proceeds	300,000		615,000
Net cash provided by
financing activities	516,500	450,000	2,107,250
Net change in cash	(128,765)	69,544	37,350
Cash, beginning of period	166,115	96,571
Cash, end of period	$ 37,350	$ 166,115	$ 37,350
Cash paid for interest	$ 12,000	$ 11,869	$ 12,703
Cash paid for income taxes	$ -	$ -	$ -
Supplementary information - Non-cash Transactions:
Stock subscriptions received		$ -	$ 330,000
Note payable converted to common stock	$ -	$ 158,783	350,457

NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation – Going Concern Uncertainties

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

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to valuation of equity related instruments issued.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation.

Cash

Cash consists of funds held in checking accounts.  Cash balances may exceed federally insured limits from time to time.

Prepaid Expenses

Prepaid expenses consist of the unamortized value of shares issued for services related to contract research and development to be performed through April of 2008.

Computer Equipment

Computer equipment is stated at cost and is depreciated using straight-line methods over their estimated useful lives.

Convertible Note Payable

On July 1, 2007, the Company executed a loan agreement under which the Company issued to a corporation an 8% convertible promissory note in exchange for $300,000.  The noteholder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period.  The note is due and payable no later than June 30, 2012, and is convertible into shares of the Company's common stock at $0.25 per share.  No beneficial conversion feature was applicable to this convertible note.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable, accrued interest, and convertible promissory note payable.  The fair value of these financial instruments approximates the carrying amounts due to the short-term nature and the market rate of interest on the convertible note.

Revenue Recognition

The Company recognizes revenue when a sale is made, the fee is fixed or determinable, collectibility is probable, and no significant company obligations remain.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  The Company's stock split 1:75 on August 24, 2001.  In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  The loss per share for the years ended December 31, 2007 and 2006, have been adjusted accordingly.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Share-Based Compensation

The Company has granted warrants to purchase shares of the Company's common stock to various parties for consulting services.  The fair values of the warrants issued have been estimated using the Black-Scholes option valuation model.

The Company accounts for stock-based compensation under SFAS No. 123(R) "Share-Based Payment," which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes as amended), ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The Company has not yet determined the impact of applying FIN 48.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (as amended) ("FAS 157").  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (as amended), ("FAS 158").  FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FAS 158 is effective for financial statements issued for fiscal years ending after December 31, 2006.  The Company does not expect any material impact from applying FAS 158.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is expected to expand the use of fair value measurement.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet determined the impact of applying FAS 159.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 160 to have an impact on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

Note 3.  Income Taxes

The Company is liable for taxes in the United States.  As of December 31, 2007, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $19,500,000 available to reduce future taxable income.  The tax loss expires in years between 2022 and 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $6,600,000.  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not tat the asset will not be realized.  The valuation allowance increased by $900,000 and $574,000 for 2007 and 2006, respectively.

The difference between the Company's statutory income tax rate of (34%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carryforwards.

Note 4.  Discontinued Operations

In 2003, the Company signed the licensing agreement described in Note 1.  This agreement changed the Company's business plan to that of a medical research company.  Accordingly, the operating results related to the internet-based real estate listing segment have been presented as discontinued operations in these financial statements for all periods presented.  There were no revenues for the cumulative period presented in losses from discontinued operations.

Note 5.  Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans.  Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees.  The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable.  In 2006 and 2007, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

2006	Number of Shares	Value per Share
February/March	20,000	$0.53
March	77,984	0.61
May	1,196,278	0.66
June	1,227,056	0.59
August	100,000	0.65
September	319,984	0.66
November	100,000	0.49
December	7,000	0.43
Total 2006	3,048,302

2007	Number of Shares	Value per Share
January	84,906	$0.47
January	133,928	0.45
March	104,652	0.36
April	187,500	0.35
June	112,500	0.43
July	100,000	0.38
July	191,812	0.39
August	860,000	0.30
September	1,516,275	0.30
October	250,000	0.15
December	635,716	0.15
Total 2007	4,177,289

The Company has not issued stock options in 2007 or 2006.  There are no options outstanding as of December 31, 2007 or 2006.

Note 6.  Warrants

During 2007, the Company issued 7,800,000 warrants to purchase common stock at exercise prices from $0.12 to $0.50 per share for services, these warrants expire in two to five years.  The cost of the warrants has been expensed in 2007 as compensation.  The fair value of the warrants was $825,476.  The warrants were valued using the Black-Scholes method including the following assumptions:

Risk free interest rate	3.11% to 4.96%
Expected life of conversion feature in years	1 to 2.5
Expected volatility	64.63% to 84.89%
Dividend per share	$0.00

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.                      CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, , as of December 31, 2007, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2007, the company used outside services to  perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting.

ITEM 8B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of April 10, 2008, the Company's current officers and directors consist of the following persons:

Name	Age	Office	Since
Ross L. Senior, LLB	59	Chairman of the Board, President, CEO and CFO	2007
Mr. C. Fred Whittaker	67	Director	2005
Dr. Maximilien Arella, PhD	54	Director	2007

Ross L. Senior, LLB

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

C. Fred Whittaker

Mr. C. Fred Whittaker is one of our directors. Mr. Whittaker has been in the accounting profession for over 40 years. Mr. Whittaker received his Chartered Accounting designation in 1967, and has worked for various accounting firms, including KPMG, as well as for himself at different times in the past. For the last 15 years, he has worked exclusively for Whittaker & Associates, a regional accounting firm which he founded located in Vancouver, British Columbia. Currently, Mr. Whittaker is a senior partner at the accounting firm of Whittaker & Associates and has been for the past 30 years.

Dr. Maximilien Arella, PhD

Dr. Arella is one of our Directors. He is not a full time employee and has other outside commitments. For the past twenty years, Dr. Arella has acted as a private consultant advising clients and businesses with technological and scientific development, innovative technology transfer and commercial development from university bench top to commercial developments.

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

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company believes that during the year ended December 31, 2007, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

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

ITEM 10.                      EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2007, and 2006:

	Annual Compensation				Long-Term Compensation
						Common Shares
					Restricted	Underlying
					Stock	Options	All
				Other Annual	Awards	Granted	Other
Name and Position	Year	Salary	Bonus	Compensation	(# of Shares)	(# Shares)	Compensation

Dr. John Todd	2007	$0	-0-	-0-	100,000	------	-0-
Former President, Chief	2006	0	-0-	-0-	-0-	------	-0-
Executive Officer
and Director

Mark L. Baum	2007	$0	-0-	-0-	400,000	------	-0-
Former Interim President	2006	0	-0-	-0-	-0-	------	-0-
and Director

Ross L. Senior, LLB	2007	$0	-0-	-0-	60,000	------	-0-
President, Chief	2006	0	-0-	-0-	-0-	------	-0-
Executive Officer and
Chief Financial Officer

Mr. C. Fred Whittaker	2007	$0	-0-	-0-	200,000	------	-0-
Director	2006	0	-0-	-0-	-0-	------	-0-

Dr. Maximilien Arella	2007	$0	-0-	-0-	200,000	------	-0-
Director	2006	0	-0-	-0-	-0-	------	-0-

Options/SAR Grants in the Last Fiscal Year

Not applicable.

Employment Agreements

Pursuant to the terms of his employment agreement with the Company, our Chief Executive Officer Ross L. Senior receives a quarterly payment of $20,000 payable in shares of the Company’s restricted Common Stock. The calculation of the number of shares issued to Mr. Senior for each quarterly payment is based upon the closing price of the Company’s Common Stock on each payment date.

Chief Executives Officer’s compensation

During fiscal year 2007, the only compensation issued to our Chief Executive Officer Ross L. Senior, LLB was 60,000 shares of the Company’s restricted Common Stock.

Compensation of Directors

Directors receive no remuneration for their services as directors at this time.  The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2007 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address	Shares Beneficially Owned	Percent of Class
Ross L. Senior (1)	60,000	Less than 1%
Mr. C. Fred Whittaker (2)	320,000	Less than 1%
Dr. Maximilien Arella(3)	300,000	Less than 1%
TOTAL	680,000	1.3%

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

Not applicable.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2007 and December 31, 2006, Peterson Sullivan PLLC, the Company’s principal accountants, billed the Company $39,700 and $40,000, respectively, for fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB.

Audit-Related Fees

For the years ended December 31, 2007 and December 31, 2006, Peterson Sullivan PLLC did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2007 and December 31, 2006, Peterson Sullivan PLLC did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2007 and December 31, 2006, Peterson Sullivan PLLC did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

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

PROTOKINETIX, INC. /s/ Ross L. Senior By: Ross L. Senior, LLP Its: Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date of this report.

/s/ Ross L. Senior By: Ross L. Senior, LLP Its: Chief Executive Officer and Chief Financial Officer
/s/ C. Fred Whittaker By: C. Fred Whittaker Its: Director
/s/ Maximilien Arella By: Dr. Maximilien Arella, PhD Its: Director