Form 10QSB/A
period 2006-09-30
ProtoKinetix, Inc.
filed 2008-04-30
CIK 1128189

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

This form 10-QSB/A for the three and nine months ended September 30, 2006 is being filed in order to amend incorrect financial statements in the original filing of form 10-QSB for the three and nine months ending September 30, 2006.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report, for the period ended September 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Protokinetix, Inc. /s/ Ross Senior ____________________________ By: Ross Senior Its: President, CEO and CFO

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/Ross Senior Ross Senior	Chief Executive Officer, President, and Chief Financial	April 30, 2008

PROTOKINETIX, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

(Restated)

PROTOKINETIX, INC.
BALANCE SHEET
September 30, 2006
(Unaudited)
(Restated)

ASSETS

Current Assets, as restated
Cash	$ 268,491
Accounts receivable	9,149
Prepaid expenses	200

Total current assets	277,840

Computer Equipment, net	1,698

$ 279,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Due to outside management consultants	$ 306,892
Accounts payable	21,636
Total current liabilities	328,528

Long-term Debt	-
Total liabilities	328,528

Stockholders' Equity

Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 44,160,153 shares issued and outstanding	236
Common stock issuable;400,000 shares	5
Additional paid-in capital	16,945,103
Deficit accumulated during the development stage, as restated	(16,994,334)
(48,990)
$ 279,538

See Notes To Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2006 and 2005, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2006
(Unaudited)
(Restated)
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Cumulative During the Development Stage
Revenue	$ -	$ -	$ -	$ -	$ 2,000

Expenses

Licenses. as restated					3,379,756
Professional fees	97,031	82,000	301,560	253,186	2,728,253
Consulting fees	80,000	(257,500)	1,525,256	3,135,476	9,562,935
Research and development	86,709	206,430	151,022	373,698	771,204
General and administrative	37,105	33,132	115,497	120,057	462,558

Interest	-	2,466	11,869	10,727	48,162
	300,845	66,528	2,105,204	3,893,144	16,952,868
Loss from continuing
Operations, as restated	(300,845)	(66,528)	(2,105,204)	(3,893,144)	(16,950,868)
Discontinued Operations
Loss from operations of
the discontinued statement		-		-	(43,466)
Net Loss, as restated	$ (300,845)	$ (66,528)	$(2,105,204)	$(3,893,144)	$(16,994,334)

Net Loss per Share (basic and fully diluted), as restated	$ (0.01)	$ (0.00)	$ (0.05)	$ (0.10)

Weighted average shares
outstanding	42,372,996	39,903,852	42,856,661	38,053,516

See Notes To Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from December 23, 1999 (Date of Inception) to September 30, 2006
(Unaudited)
(Restated)
						Deficit	Deficit
						Accumulated	Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year, as restated							(3,662,745)	(3,662,745)
Balance, December 31, 2003, as restated	24,743,750	131	2,000,000	11	3,530,108	-	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares)
for services
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period, as restated							(6,368,030)	(6,368,030)
Balance, December 31, 2004, as restated	28,793,206	$ 154	6,950,000	$ 37	$ 9,924,547	$ (330,000)	$ (10,062,590)	$ (467,852)

Issuance of stock subscriptions receivable						$ 240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for
Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for
stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	(250,000)	(1)			(257,499)			(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)	-			-
November 2005
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400

Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005(Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year							(4,826,540)	(4,826,540)
Balance, December 31, 2005, as restated	40,801,197	$ 220	608,375	$ 6	$14,503,079	$ -	(14,889,130)	$(385,825)

Common stock issuable:
February 2006			900,000	2	352,145			352,147
February/March 2006			20,000	1	10,499			10,500
Warrants granted from
private placement (450,000)					97,853			97,853

Issuance of common stock for services:
March 2006	166,359	1	(108,375)	(1)	36,750			36,750
April 2006	(1,200,000)	(6)			6			-
May 2006	1,266,278	7	(70,000)	(1)	792,750			792,756
June 2006	27,056		1,200,000	6	718,244			718,250
July 2006	1,200,000	6	(1,200,000)	(6)				-
August 2006	100,000	1			64,999			65,000
September 2006	369,984	2	(50,000)		209,998			210,000

Issuance of Private Placement
Stock (June 2006)	900,000	2	(900,000)	(2)				-

Issuance of common stock for
Note payable conversion
May 2006	529,279	3			158,780			158,783

Net loss for the period							(2,105,204)	(2,105,204)

Balance, September 30, 2006, as restated	44,160,153	$ 236	400,000	$ 5	$16,945,103	$ -	$(16,994,334)	$(48,990)

See Notes to Financial Statements

PROTOKINETIX, INC.

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2006
(Unaudited)
(Restated)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period, as restated	$ (2,105,204)	$ (3,893,144)	$ (16,994,334)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation expense	763	674	1,690
Issuance of common stock for services
and expenses	1,833,256	3,433,740	13,390,147
Warrants issued for consulting services	-	-	1,716,253
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
Accounts receivable	(2,610)		(9,149)
Prepaid expenses	6,000		(200)
Due to outside management consultants	-	-	306,892
Accounts payable	(10,285)	14,569	20,802
Accrued interest payable	-	10,727	36,294
Net cash flows used in
operating activities, as restated	(278,080)	(433,434)	(1,318,871)
Cash Flows from Investing Activities, as restated

Purchase of computer equipment	-	(1,959)	(3,388)
Net cash flows used in investing
activities	-	(1,959)	(3,388)
Cash Flows from Financing Activities, as restated
Warrants exercised	-	240,000	705,000
Stock options exercised	-	70,500	100,500
Issuance of common stock for cash	450,000	-	470,250
Loan proceeds		-	315,000
Net cash flows provided by (used in)
financing activities	450,000	310,500	1,590,750
Net change in cash	171,920	(124,893)	268,491
Cash, beginning of period	96,571	283,556
Cash, end of period	$ 268,491	$ 158,663	$ (268,491)
Cash paid for interest	$ 12,703	$ -	$ 12,703
Cash paid for income taxes	$ -	$ -	$ -

Supplementary information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	$ -	$ -	$ 934,000
Stock subscriptions received		-	330,000
Note payable converted to common stock	158,783	191,677	350,460

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

The effects of the restatement on the three and nine months ended September 30, 2006 financial statements are as follows:

Intangible assets decreased by $3,110,000 and the Accumulated Deficit increased by $3,110,000.

The effects of the restatement on the three and nine months ended September 30, 2005 financial statements are as follows:

Intangible assets decreased by $3,379,756 and Accumulated Deficit increased by $3,379,756.

The effect of the restatement on the September 30, 2006  amounts in the Cumulative During the Development Stage period are as follows:

Expenses, specifically Licenses, increased by $3,379,756 to $3,379,756, and the Impairment Loss of $269,756 was eliminated, increasing total expenses by a net amount of $3,110,000 to $16,952,868. The Loss from Continuing Operations increased by $3,110,000 to ($16,950,868) and the Net Loss increased by $3,110,000 to ($16,994,334).

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($16,994,334) and the Issuance of Common Stock for Services and Expenses increased by $3,334,000 to $13,390,147 and the Acquisition of Intangible Assets for $45,756 was eliminated.

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