Form 10QSB/A
period 2004-06-30
ProtoKinetix, Inc.
filed 2008-05-01
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Yes [     ] No [ X ]

This form 10-QSB/A for the three and six months ended June 30, 2004 is being filed in order to amend incorrect financial statements in the original filing of form 10-QSB for the three and six months ending June 30, 2004

TABLE OF CONTENTS
FORM 10-QSB/A QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.
a development stage corporation
(formerly known as RJV NETWORK, INC.)

Section	Heading

Part I	Financial Information

Item 1	Financial Statements
Balance Sheet at June 30, 2004 (Unaudited)
Statements of Operations (Unaudited) for the three months and six months ended June 30, 2004 and 2003, and for the Period From December 23, 1999 (Date of Inception) to June 30, 2004
Statements of Stockholders' Equity (Deficit) (Unaudited) for the six months ended June 30, 2004, and for the Period From December 23, 1999 (Date of Inception) to June 30, 2004
Statements of Cash Flows (Unaudited) for the six months ended June 30, 2004 and 2003, and for the Period From December 23, 1999 (Date of Inception) to June 30, 2004
Notes to Financial Statements
Item 2	Management's Discussion and Analysis
Item 3	Controls and Procedures

Part II	Other Information

Item 1	Legal Proceedings
Item 2	Changes in Securities
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

Signatures

Item 1.

ProtoKinetix, Inc.

Financial Statements for the

Period Ended June 30, 2004

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)
BALANCE SHEET
June 30, 2004
(Unaudited)
(Restated)

ASSETS
Current Asset, as restated
Cash	$49,643
Computer equipment	1,683

$51,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$107,149
Accounts payable	66,963
Accrued interest	12,600
Total current liabilities	186,712
Long-term Debt, related party	315,000
Total liabilities	501,712
Stockholders' Equity, as restated
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 26,896,050 shares issued and outstanding	143
Common stock issuable; 2,000,000 shares	11
Additional paid-in capital	5,036,476
Deficit accumulated during the development stage, as restated	(5,487,016)
450,386
$51,326
See Notes to Financial Statements

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2004 and 2003, and for the Period From
December 23, 1999 (Date of Inception) to June 30, 2004
(Unaudited)
(Restated)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Cumulative During the Development Stage
Revenues	$-	$-	$-	$-	$-
General and administrative
expenses
Licenses, as restated			45,756		2,445,756
Professional fees	23,593		1,033,667		1,553,241
Consulting fees	515,000		522,626		1,184,016
Rent	6,189		12,126		34,626
Administrative fees	1,238		2,308		18,808
Promotional			1,287		13,130
Utilities	894		2,944		10,067
Research	100,001		109,533		109,533
Investor relations	26,659		38,403		38,403
Interest	6,300		12,600		12,600
Other	7,730		11,206		23,370
	687,604	-	1,792,456	-	5,443,550,
Loss from continuing
Operations, as restated	(687,604)	-	(1,792,456)		(5,443,550)
Discontinued Operations
Loss from operations of the
discontinued segment		(3,441)		(9,651)	(43,466)
Net loss, as restated	$(687,604)	$(3,441)	$(1,792,456)	$(9,651)	$(5,487,016),
Net Loss per Share (basic and
fully diluted), as restated
Continuing operations	$(0.02)	$0.00	$(0.06)	$0.00	$(0.20)
Discontinued operations	0.00	(0.00)	0.00	(0.00)	(0.00)
Net loss per common	$(0.02)	$(0.00)	$(0.06)	$(0.00)	$(0.20)
Share, as restated
Weighted average shares
outstanding	28,665,281	15,093,750	27,854,793	15,093,750	15,443,345
(See Notes to Financial Statements)

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2004, and for the Period From
December 23, 1999 (Date of Inception) to June 30, 2004
(Unaudited)
(Restated)

						Deficit
			Common			Accumulated
	Common Stock		Stock Issuable		Additional Paid-in	During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$5,000
Net loss for period						(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220		15,250
Net loss for year						(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	(16,937)	3,313
Net loss for year						(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	(31,815)	(11,565)
Issuance of common stock for services:
July 2003, as restated	2,125,000	11			424,989		425,000
August 2003	300,000	2			14,998		15,000
September 2003, as restated	1,000,000	5			49,995		50,000
October 2003	1,550,000	8			619,992		620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926		2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989		300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49
Net loss for year, as restated						(3,662,745)	3,662,745)
Balance, December 31, 2003, as restated	24,743,750	131	2,000,000	11	3,530,108	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371		991,380
May 2004	500,000	3			514,997		515,000
Net loss for period, as restated						(1,792,456)	(1,792,456)
Balance, June 30, 2004, as restated	26,896,050	$143	2,000,000	$11	$5,036,476	$ (,5,487,016)	$(450,386)

(See Notes to Financial Statements)

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003, and for the Period From
December 23, 1999 (Date of Inception) to June 30, 2004
(Unaudited)
(Restated)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period, as restated	$(1,792,456)	$(9,651)	$(5,487,016)
Issuance of common stock for services
and expenses	1,506,380		5,016,380
Change in amounts due to outside
management consultants	(15,717)		107,149
Change in accounts payable	25,415	10,986	66,963
Increase in interest payable	12,600		12,600
Net cash flows (used in) provided
by operating activities	(263,778)	1,335	(283,924)
Cash Flows from Investing Activities, as restated

Purchase of computer equipment	(1,683)		(1,683)
Net cash flows used in investing
activities	(1,683)		(1,683)
Cash Flows from Financing Activities, as restated
Issuance of common stock			20,250
Loan from related party	315,000		315,000
Payment of shareholders' loans		(1,255)
Net cash flows provided by (used in)
financing activities	315,000	(1,255)	335,250
Net change in cash	49,539	80	49,643
Cash, beginning of period	104	579
Cash, end of period	$49,643	$659	$49,643

(See Notes to Financial Statements)

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

The effects of the restatement on the June 30, 2004 financial statements are as follows:

Intangible assets decreased by $2,445,756 and the Accumulated Deficit increased by $2,445,756.

Expenses for the six months ending June 30, 2004, specifically Licenses, increased by $45,756 to $45,756, increasing the Loss from Continuing Operations and the Net Loss by the same amount to ($1,792,456) for each.  There was no effect on the three months ending June 30, 2004. The loss per share did not change from ($0.02) for the three months ended June 30, 2004 and  from ($0.06) for the six months ended June 30, 2004.

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($1,792.456) and the Acquisition of Intangible Assets for $45,756 was eliminated.

The effect of the restatement on the amounts in the Cumulative During the Development Stage period are as follows:

Expenses, specifically Licenses, increased by $2,445,756 to $2,445,756 increasing total expenses by a net amount of $2,445,756 to $5,443,550. The Loss from Continuing Operations increased by $2,445,756 to ($5,443,550) and the Net Loss increased by $2,445,756 to ($5,487,016).

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($5,487,016) and the Issuance of Common Stock for Services and Expenses increased by $2,400,000 to $5,016,380, and the Acquisition of Intangible Assets for $45,756 was eliminated.

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

Note 4. Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception resulting in a net accumulated deficit of $5,487,016 at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 5. Prior Period Adjustment

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

Note9. Subsequent Event

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

Plan of Operation . The ProtoKinetix business plan is based primarily on the furtherance of certain intellectual property rights obtained by way of "sub-licenses" of technology from other companies. At present, PROTOKINETIX has no product or products, and has received no patents or FDA approval for any product or diagnostic procedures.

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

(1)
Plan of Operation for the Next Twelve Months The Company’s short-term goal is to design a research program towards the development of a therapeutic agent . Any long term objectives will be defined by Management's ability to execute on the development of the aforementioned intellectual property rights that were the subject of the Company's public filings.

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

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports Filed on Form 8-K :

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report, for the period ended June 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: April 30, 2008	By:	/s/ Ross Senior

Ross Senior
President, CEO and CFO
(Principal Accounting Officer)