Form 10QSB/A
period 2004-09-30
ProtoKinetix, Inc.
filed 2008-05-01
CIK 1128189

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

This form 10-QSB/A for the three and nine month ended September 30, 2004 is being filed in order to amend incorrect financial statements in the original filing of  form 10-QSB for the three and nine month ended September 30, 2004

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.
a development stage corporation
(formerly known as RJV NETWORK, INC.)

Section	Heading

Part I	Financial Information

Item 1	Financial Statements
Balance Sheet at September 30, 2004 (Unaudited)
Statements of Operations (Unaudited) for the three months and nine ended September 30, 2004 and 2003, and for the Period From December 23, 1999 (Date of Inception) to September 30, 2004
Statements of Stockholders' Equity (Deficit) (Unaudited) for the nine months ended September 30, 2004, and for the Period From December 23, 1999 (Date of Inception) to September 30, 2004
Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2004 and 2003, and for the Period From December 23, 1999 (Date of Inception) to September 30, 2004
Notes to Financial Statements
Item 2	Management's Discussion and Analysis
Item 3	Controls and Procedures

Part II	Other Information

Item 1	Legal Proceedings
Item 2	Changes in Securities
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

Signatures
Certifications of Chief Executive Officer and Chief Financial Officer
Sarbanes-Oxley Certifications

Item 1.

ProtoKinetix, Inc.

Financial Statements for the

Period Ended September 30, 2004

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)

BALANCE SHEET

September 30, 2004
(Unaudited)
(Restated)
ASSETS
Current Asset, as restated
Cash	$39,156
Computer Equipment	1,683

$40,839
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to outside management consultants	$128,005
Accounts payable	52,639
Accrued interest	18,900
Note payable, related party	315,000
Total current liabilities	514,544
Stockholders' Equity (Deficit)
Common stock, $.0000053 par value; 100,000,000 common shares authorized; 27,155,806 shares issued and outstanding	145
Common stock, issuable; 2,050,000 shares	11
Additional paid-in capital	5,242,169
Deficit accumulated during the development stage, as restated	(5,716,030)
(473,705)
$40,839

(See Notes to Financial Statements)

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2004 and 2003, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2004
(Unaudited)
(Restated)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003, as restated	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003, as restated	Cumulative During the Development Stage
Interest income					124
Expense reimbursement
from BioKinetix				2,000	2,000
				2,000	2,124
General and administrative
expenses
Licenses, as restated			45,756		2,445,756
Professional fees	127,340	26,600	1,161,007	37,997	1,682,705
Consulting fees	71,000	495,000	593,626	495,000	1,255,016
Rent	6,420	15,000	18,546	15,000	41,046
Administrative fees		16,500	2,308	16,560	18,295
Promotional	2,518	13,500	3,805	13,500	15,648
Utilities	2,350	3,750	5,294	3,750	12,417
Research			109,533		109,532
Investor relations	8,160		46,563		46,563
Interest	6,300		18,900		18,900
Other	4,926	2,400	16,132	2,594	28,811
	229,014	572,750	2,021,470	584,401	5,674,689
Loss from continuing operations, as restated	$(229,014)	$(572,750))	$(2,021,470))	$(582,401)	$(5,672,565))
Discontinued operations
Loss from operations of the discontinued segment					(43,465)
Net loss, as restated	$(229,014)	$(572,750)	$(2,021,470)	$(582,401)	$(5,716,030)
Net loss per share (basic and fully diluted)
Continuing operations	$(0.01)	$(0.03)	$(0.07)	$(0.04)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per common share, as restated	$(0.01)	$(0.03)	$(0.07)	$(0.04)
Weighted average shares
outstanding	29,063,667	17,222,283	28,260,875	15,811,058

(See Notes to Financial Statements)

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2004, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2004
(Unaudited)
(Restated)
						Deficit
						Accumulated
			Common Stock			During the
	Common Stock		Issuable		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$5,000
Net loss for period						(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220		15,250
Net loss for year						(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	(16,937)	3,313
Net loss for year						(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989		425,000
August 2003	300,000	2			14,998		15,000
September 2003	1,000,000	5			49,995		50,000
October 2003	1,550,000	8			619,992		620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926		2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989		300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49
Net loss for year, as restated						(3,662,745)	(3,662,745)
Balance, December 31, 2003, as restated	24,743,750	131	2,000,000	11	3,530,108	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371		991,380
May 2004	500,000	3			514,997		515,000
July 2004	159,756	1			119,694		119,695
August 2004	100,000	1			70,999		71,000
Common stock issuable for cash			50,000		15,000		15,000
Net loss for period, as restated						(2,021,470)	(2,021,470)
Balance, September 30, 2004, as restated	27,155,806	$145	2,050,000	$11	$5,242,169	$(5,716,030)	$473,705
See Notes to Financial Statements

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003, and the Period From
December 23, 1999 (Date of Inception) to September 30, 2004
(Unaudited)
(Restated)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Cumulative During the Development Stage
Cash Flows From Operating Activities
Net loss for period, as restated	$(2,021,470)	$(582,401)	$(5,716,030)
Issuance of common stock for services and expenses, as restated	1,697,075	490,000	5,207,075
Change in amounts due to outside management	5,139		128,005
Change in accrued interest	18,900		18,900
Change in accounts payable	11,091	10,986	52,639
Net cash flows used in operating activities	(289,265)	(81,415)	(309,411)
Cash Flows from Investing Activities, as restated

Purchase of computer equipment	(1,683)		(1,683)
Net cash flows used in investing activities	(1,683)		(1,683)
Cash Flows From Financing Activities, as restated
Issuance of common stock for cash	15,000		35,250
Repayment of loan from stockholder		(5,155)
Increase in due to outside management consultants		86,650
Advances under note payable, related party	315,000	-	315,000
Net cash flows from financing activities	330,000	81,495	350,250
Net change in cash	39,052	80	39,156
Cash, beginning of period	104	579	-
Cash, end of period	$39,156	$659	$39,156

 (See Notes to Financial Statements)

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

The effects of the restatement on the September 30, 2004 financial statements are as follows:

Intangible assets decreased by $2,445,756 and the Accumulated Deficit increased by $2,445,756.

Expenses for the nine months ending September 30, 2004, specifically Licenses, increased by $45,756 to $45,756, increasing the Loss from Continuing Operations and the Net Loss by the same amount to ($2,021,470) for each. There was no effect on the three months ended September 30, 2004.  The loss per share did not change from($0.01) for the three months ending September 30, 2004 and from ($0.07) for the nine months ended September 30, 2004.

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($2,021,470) and the Acquisition of Intangible Assets for $45,756 was eliminated.

The effect of the restatement on the amounts in the Cumulative During the Development Stage period are as follows:

Expenses, specifically Licenses, increased by $2,445,756 to $2,445,756 increasing total expenses by a net amount of $2,445,756 to $5,674,689. The Loss from Continuing Operations increased by $2,445,756 to ($5,672,565) and the Net Loss increased by $2,445,756 to ($5,716,030).

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($5,716,030) and the Issuance of Common Stock for Services and Expenses increased by $2,400,000 to $5,207,075, and the Acquisition of Intangible Assets for $45,756 was eliminated.

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

Note 4. Going Concern
As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit of $5,716,031 at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report, for the period ended September 30, 2004,  to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: April 30, 2008	By:	/ s/ Ross Senior
Ross Senior
President, CEO and CFO