Form 10QSB/A
period 2005-03-31
ProtoKinetix, Inc.
filed 2008-05-01
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

This form 10-QSB/A for the period ended March 31, 2005 is being filed in order to amend incorrect financial statements in the original filing of form 10-QSB for the period ending March 31, 2005.

TABLE OF CONTENTS
FORM 10-QSB/A QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.

Section	Heading

Part I	Financial Information

Item 1	Financial Statements
Balance Sheet at March 31, 2005 (Unaudited)
Statements of Operations (Unaudited) for the three months ended March 31, 2005 and 2004 and for the period from December 23, 1999 (Date of Inception) to March 31, 2005
Statements of Shareholders' Equity (Deficit) (Unaudited) for the three months ended March 31, 2005 and for the period from December 23, 1999 (Date of Inception) to March 31, 2005
Statements of Cash Flows (Unaudited) for the three months ended March 31, 2005 and 2004 and for the period from December 23, 1999 (Date of Inception) to March 31, 2005
Notes to Financial Statements
Item 2	Management's Plan of Operation
Item 3	Controls and Procedures

Part II	Other Information

Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

Signatures
Sarbanes-Oxley Certification

PART I - FINANCIAL INFORMATION

ProtoKinetix Inc.

Financial Statements
at
March 31, 2005

________________________________

Balance Sheet
Statements of Operations
Statements of Shareholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)

BALANCE SHEET

March 31, 2005
(Unaudited)
(Restated)
ASSETS
Current Asset, as restated
Cash	$340,029
Computer Equipment, net	1,304

TOTAL ASSETS	$341,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$393,850
Accounts payable	109,114
Accrued interest	28,828
Total current liabilities	531,792
Convertible Note Payable	229,250
Total liabilities	761,042
Stockholders' Equity
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 30,793,206 shares issued and outstanding	$165
Common stock issuable; 5,270,832 shares	28
Additional paid-in capital	10,020,795
Stock subscriptions receivable	(90,000)
Deficit accumulated during the development stage, as restated	(10,350,697)
(419,709)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$341,333

See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2005
(Unaudited)
(Restated)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative During the Development Stage
Revenues	$-	$-	$-
General and administrative expenses
Licenses, as restated		45,756	3,379,756
Professional fees	75,690	1,010,074	2,169,197
Consulting fees	11,476	7,626	4,133,479
Research and development	142,802	9,532	352,334
General and administrative	52,411	25,564	243,637
Interest	5,728	6,300	28,828
	288,107	1,059,096	6,927,475
Loss from continuing operations, as restated	(288,107)	(1,104,852)	(10,307,231)
Discontinued Operations
Loss from operations of the
discontinued segment			(43,466)
Net loss, as restated	$(288,107)	$(1,104,852)	$(10,350,697)
Net Loss per Share (basic and
fully diluted), as restated
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	(0.00)	(0.00)
Net loss per common share, as restated	$(0.01)	$(0.04)

Weighted average number of common
shares outstanding	$35,948,798	$27,044,306

See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2005 and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2005
(Unaudited)
 (Restated)
							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	$9,375,000	$50	$-	$-	$4,950	$-	$-	$5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	-	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30	-	-	15,220	-	-	15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	-	(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	-	(31,815)	(11,565)
Issuance - common stock for services:
July 2003	2,125,000	11	-	-	424,989	-	-	425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5	-	-	49,995	-	-	50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74	-	-	2,099,926	-	-	2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)	-	-	49	-	-	-
Net loss for year,as restated							(3,662,745)	(3,662,745)
Balance, December 31, 2003, as restated	24,743,750	131	2,000,000	11	3,530,108	-	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9	-	-	991,371	-	-	991,380
May 2004	500,000	3	-	-	514,997	-	-	515,000
July 2004	159,756	1	-	-	119,694	-	-	119,695
August 2004	100,000	1	-	-	70,999	-	-	71,000
October 2004	732,400	4	-	-	479,996	-	-	480,000
November 2004	650,000	4	-	-	454,996	-	-	455,000
December 2004	255,000	1	-	-	164,425	-	-	164,426
Common stock issuable for AFGP license	-	-	1,000,000	5	709,995	-	-	710,000
Common stock issuable for Recaf License	-	-	400,000	2	223,998	-	-	224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004	-	-	-	-	1,716,253	-	-	1,716,253
Options granted for services, October 2004	-	-	-	-	212,734	-	-	212,734
Stock subscriptions receivable	-	-	1,800,000	10	329,990	(330,000)	-	-
Warrants exercised:								-
August 2004	-	-	50,000	-	15,000	-	-	15,000
October 2004	-	-	600,000	3	134,997	-	-	135,000
December 2004	-	-	1,000,000	5	224,995	-	-	225,000
Options exercised, December 2004	-	-	100,000	1	29,999	-	-	30,000
Net loss for period, as restated							(6,368,030)	(6,368,030)
Balance, December 31, 2004, as restated	28,793,206	154	6,950,000	37	9,924,547	(330,000)	(10,062,590)	(467,852)
Subscriptions received	-	-	-		-	240,000	-	240,000
Issuance of common stock issuable	2,000,000	11	(2,000,000)	(11)	-	-	-	-
Options exercised, February 2005	-	-	35,000	1	10,499	-	-	10,500
Note payable conversion, February 2005	-	-	285,832	1	85,749	-	-	85,750
Net loss for period							(288,107)	(288,107)
Balance, March 31, 2005, as restated	30,793,206	$165	5,270,832	$28	$10,020,795	$(90,000)	$(10,350,697)	$(419,709)
See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2005
(Unaudited)
(Restated)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period, as restated	$(288,107)	$(1104,852)	$(10,350,697)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	126	-	379
Issuance of common stock for services
and expenses, as restated	-	991,380	7,240,501
Warrants issued for consulting services	-	-	1,716,253
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
Increase in amounts due to outside
management consultants	-	12,483	393,850
Increase (decrease) in accounts payable	88,226	(7,256)	109,114
Increase in interest payable	5,728	6,300	28,828
Net cash flows used in operating activities, as restated	(194,027)	(101,945)	(649,038)
Cash Flows from Investing Activities, as restated

Purchase of computer equipment	-	-	(1,683)
Net cash flows used in investing activities	-	-	(1,683)
Cash Flows from Financing Activities
Subscriptions received	240,000	-	615,000
Stock options exercised	10,500	-	40,500
Issuance of common stock for cash	-	-	20,250
Convertible Note Payable	-	315,000	315,000
Net cash flows provided by financing activities	250,500	315,000	990,750
Net change in cash	56,473	213,055	340,029
Cash, beginning of period	283,556	104	-
Cash, end of period	$340,029	$213,159	$340,029

Supplementary information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	$-	$-	$934,000
Stock subscriptions received	-	-	90,000
Note payable converted to common stock	85,750	-	85,750
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

The effects of the restatement on the March 31, 2004 financial statements are as follows:

Intangible assets decreased by $2,445,756 and the Accumulated Deficit increased by $2,445,756.

Expenses, specifically Licenses, increased by $45,756 to $45,756, increasing the Loss from Continuing Operations and the Net Loss by the same amount to ($1,104,852) each.  The loss per share of  $(0.04) did not change

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($1,104,852) and the Acquisition of Intangible Assets for $45,756 was eliminated.

The effect of the restatement on the amounts in the Cumulative During the Development Stage period are as follows:

Expenses, specifically Licenses, increased by $3,379,756 to $3,379,756, increasing total expenses to $10,307,231. The Loss from Continuing Operations increased by $3,379,756 to ($10,307,231) and the Net Loss increased by $3,379,756 to ($10,350,697).

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($10,350,697) and the Issuance of Common Stock for Services and Expenses increased by $3,334,000 to $7,240,501, and the Acquisition of Intangible Assets for $45,756 was eliminated.

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

The following is further discussion of the Company's RECAF R&D project :

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

Below is a further discussion of the Company's AFGP Project :

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

ProtoKinetix, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report, for the period ended March 31, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: April 30, 2008	By:	/s/ Ross Senior

Ross Senior
President, CEO and CFO
(Principal Accounting Officer)