Form 10QSB/A
period 2005-06-30
ProtoKinetix, Inc.
filed 2008-05-01
CIK 1128189

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

This form 10-QSB/A for the three and six months ended June 30, 2005 is being filed in order to amend incorrect financial statementsin the original filing of form 10-QSB for the three and six months ending June 30, 2005

TABLE OF CONTENTS
FORM 10-QSB/A
QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.

(formerly known as RJV NETWORK, INC.)

Section	Heading
Highlights

Part I	Financial Information

Item 1	Financial Statements
Balance Sheet at June 30, 2005 (Unaudited)
Statements of Operations (Unaudited) for the three and six months ended June 30, 2005 and 2004 and for the period from December 23, 1999 (Date of Inception) to June 30, 2005
Statements of Shareholders' Equity (Deficit) (Unaudited) for the six months ended June 30, 2005 and for the period from December 23, 1999 (Date of Inception) to June 30, 2005
Statements of Cash Flows (Unaudited) for the six months ended June 30, 2005 and 2004 and for the period from December 23, 1999 (Date of Inception) to June 30, 2005
Notes to Financial Statements
Item 2	Management's Plan of Operation
Item 3	Controls and Procedures

Part II	Other Information

Item 1	Legal Proceedings
5Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

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
__________________________

Balance Sheet
Statements of Operations
Statements of Shareholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)
BALANCE SHEET
June 30, 2005
(Unaudited)
 (Restated)
ASSETS
Current Asset, as restated
Cash	$331,133
Computer Equipment, net	1,178

$332,311
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$393,850
Accounts payable	39,568
Accrued interest	31,361
Total current liabilities	464,779
Convertible Note Payable	123,323
Total liabilities	588,102
Stockholders' Equity
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 38,222,128 shares issued and outstanding	204
Common stock issuable; 1,750,000 shares	11
Additional paid-in capital	13,723,200
Stock subscriptions receivable	(90,000)
Deficit accumulated during the development stage, as restated	(13,889,206)
(255,791)
$332,311
See Notes to Financial Statements

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to June 30, 2005
(Unaudited)
(Restated)
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Cumulative During the Development Stage
Revenues	$ -	$ -	$ -	$ -	$ -
General and administrative
expenses
Licenses, as restated				45,756	3,379,756
Professional fees	95,496	23,593	171,186	1,033,667	2,264,693
Consulting fees	3,381,500	515,000	3,392,976	522,626	7,514,979
Research and development	24,466	100,001	167,268	109,533	376,800
General and administrative	34,514	42,710	86,925	68,274	278,151
Interest	2,533	6,300	8,261	12,600	31,361
	3,538,509	687,604	3,826,616	1,792,456	13,845,740
	Loss from continuing
Operations, as restated	(3,538,509)	(687,604)	(3,826,616)	(1792,456)	(13,845,740)
Discontinued Operations
Loss from operations of the
discontinued segment		-		-	(43,466)
Net loss, as restated	$ (3,538,509)	$ (687,604)	$ (3,826,616)	$ (1,792,456)	$ (13,889,206)
Net Loss per Share (basic and
fully diluted), as restated
Continuing operations	$ (0.10)	$ (0.02)	$ (0.11)	$ (0.06)
Discontinued operations	0.00	0.00	0.00	0.00
	Net loss per common
Share, as restated	$ (0.10)	$ (0.02)	$ (0.11)	$ (0.06)
Weighted average number of
common shares outstanding	38,260,911	28,665,281	37,113,014	27,854,793
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
(Unaudited)
 (Restated)

							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year, as restated							(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period, as restated						-	(6,368,030)	(6,368,030)
Balance, December 31, 2004, as restated	28,793,206	154	6,950,000	37	9,924,547	(330,000)	(10,062,590)	(467,852

							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of stock subscriptions receivable						240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	1,650,000	8	(1,650,000)	(8)				-
Options exercised:
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Common stock issuable for legal services			200,000	1	149,999			150,000
Issuance of common stock for AFGP license	250,000	1	(250,000)	(1)				-
Issuance of common stock for stock subscriptions received	1,400,000	7	(1,400,000)	(7)				-
Issuance of stock for options exercised	135,000	1	(135,000)	(1)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	16			3,320,984			3,321,000
June 2005	50,000	1			50,499			50,500
								-
Net loss for period							(3,826,616)	(3,826,616)
Balance, June 30, 2005, as restated	38,222,128	$ 204	1,750,000	$ 11	$ 13,723,200	$ (90,000)	$(13,889,206)	$ (255,791)

See Notes to Financial Statements

PROTOKINETIX, INC.
(formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 For the Six Months Ended June 30, 2005 and 2004, and for the Period From
 December 23, 1999 (Date of Inception) to June 30, 2005
 (Unaudited)
 (Restated)
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for the period, as restated	$ (3,826,616)	$ (1,792,456)	$ (13,889,206)
Adjustments to reconcile net loss to net cash flows
used in operating activities
Depreciation expense	252		505
Issuance of common stock for services
and expenses,as restated	3,536,500	1,506,380	10,777,001
Warrants issued for consulting services	-	-	1,716,253
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
(Decrease) increase in amounts due to outside
management consultants	-	(15,717)	393,850
Increase in accounts payable	18,680	25,415	39,568
Increase in interest payable	8,261	12,600	31,361
Net cash flows used in
operating activities, as restated	(262,923)	263,778)	(717,934)
Cash Flows from Investing Activities, as restated

Purchase of computer equipment	-	(1,683)	(1,683)
Net cash flows used in investing
activities	-	(1,683)	(1,683)
Cash Flows from Financing Activities, as restated
Warrants exercised	240,000	-	615,000
Stock options exercised	70,500	-	100,500
Issuance of common stock for cash		-	20,250
Convertible note payable		315,000	315,000
Net cash flows provided by financing
activities	310,500	315,000	1,050,750
Net change in cash	47,577	49,539	331,133
Cash, beginning of period	283,556	104
Cash, end of period	$ 331,133	$ 49,643	$ 331,133
Supplementary information - Noncash Transactions
Common stock issuable and issued for acquisition of
intangible assets	$ -	$ -	$ 3,334,000
Stock subscriptions received		-	90,000
Note payable converted to common stock	191,677	-

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

The effects of the restatement on the six and three months ended June 30, 2005 financial statements are as follows:

Intangible assets decreased by $3,379,756 and the Accumulated Deficit increased by $3,379,756.

The effects of the restatement on the six months ended June 30, 2004 financial statements are as follows:

Intangible assets decreased by $2,445,756 and the Accumulated Deficit increased by $2,445,756

Expenses, specifically Licenses, increased by $45,756 to $45,756, increasing the Loss from Continuing Operations and the Net Loss by the same amount to ($1,792,456) for each.  The loss per share did not change from ($0.02) for the three months ended June 30, 2004 and  from ($0.06) for the six months ended June 30, 2004.  There was no effect on the three months ended June 30, 2004

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($1,792,456) and the Acquisition of Intangible Assets for $45,756 was eliminated.

The effect of the restatement on the amounts in the Cumulative During the Development Stage period are as follows:

Expenses, specifically Licenses, increased by $3,379,756 to $3,379,756, increasing total expenses to $13,845,740. The Loss from Continuing Operations increased by $3,379,756 to ($13,845,740) and the Net Loss increased by $3,379,756 to ($13,889,206).

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($13,889,206) and the Issuance of Common Stock for Services and Expenses increased by $3,334,000 to $10,777,001, and the Acquisition of Intangible Assets for $45,756 was eliminated.

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

Below is a further general discussion of the Company's AFGP Project :

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF       PROCEEDS

During the quarter ending June 30, 2005, the Company made the following common share issuances:

•	On April 4, 2005, the Company issued 3,050,000 restricted common shares Å . These shares were issuable in 2004.

•
On April 5, 2005, the Company issued 285,832 common shares Å to Thunderbird Global Corporation in consideration of the conversion of $85,750 of the outstanding debentures Thunderbird Global Corporation holds. These shares were issuable on February 1, 2005.

•	On May 10, 2005, the Company authorized the issuance of 1,150,000 restricted common shares Å to three consultants.

•	On April 30, 2005, the Company issued 30,000 common shares to two consultants.

•
On May 9, 2005, the Company issued 353,090 common shares Å to Thunderbird Global Corporation in consideration of the conversion of $105,927 of the outstanding debentures Thunderbird Global Corporation holds.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report, for the period ending June 30, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: April 30, 2008	By:	/s/ Ross Senior

Ross Senior
President, CEO and CFO
(Principal Accounting Officer)