Form 10QSB/A
period 2005-09-30
ProtoKinetix, Inc.
filed 2008-05-01
CIK 1128189

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

This form 10-QSB/A for the period ended September 30, 2005 is being filed in order to amend incorrect financial statements on form 10-QSB for the period ending September 30, 2005.

TABLE OF CONTENTS
FORM 10-QSB/A
QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.

(formerly known as RJV NETWORK, INC.)

Section	Heading
Highlights

Part I	Financial Information

Item 1	Financial Statements
Balance Sheet at September 30, 2005 (Unaudited)
Statements of Operations (Unaudited) for the three and nine months ended September 30, 2005 and 2004 and for the period commencing December 23, 1999 (Date of Inception) to September 30, 2005
Statements of Stockholders' Equity (Deficit) (Unaudited) for the nine months ended September 30, 2005 and for the period commencing December 23, 1999 (Date of Inception) to September 30, 2005
Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005 and 2004 and for the period commencing December 23, 1999 (Date of Inception) to September 30, 2005
Notes to Financial Statements
Item 2	Management's Plan of Operation
Item 3	Controls and Procedures

Part II	Other Information

Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

Signatures
Sarbanes-Oxley Certifications

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

•
On August 23, 2005, we announced that we had completed an initial organ preservation trial using heart tissues. The tissues that were treated with AFGP survived in contrast to the untreated tissue that suffered 100% mortality. The tests were conducted over a period of 8 hours at a temperature of 4 degrees C. An independent pathologist validated and corroborated the results. We believe that the enhanced survivability of heart tissue treated with synthetic AFGP is a vital step toward the development of an effective media for the preservation of organs for transplantation.

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

•
On October 18, 2005, we announced a 100% survivability of skin cells treated with AAGP™. After 6 days, at the completion of tests on human skin cells, cells treated with AAGP™ had 100% survival rate and viability. In contrast, as expected, the untreated control cells suffered 100% mortality.

PART I - FINANCIAL INFORMATION

ProtoKinetix, Inc.

(formerly known as RJV NETWORK, INC.)

Financial Statements

at

September 30, 2005
__________________________

________________________________
Balance Sheet
Statements of Operations
Statements of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
BALANCE SHEET
September 30, 2005
(Unaudited)
(Restated)
ASSETS
Current Asset, as restated
Cash	$158,663
Computer equipment, net	2,715

$161,378
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$393,850
Accounts payable	35,457
Accrued interest	33,827
Total current liabilities	463,134
Long-term Debt, related party	123,323
Total liabilities	586,457
Stockholders' Equity, as restated
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 38,083,239 shares issued and outstanding	204
Common stock issuable; 1,900,122 shares	13
Stock subscriptions receivable	(90,000)
Additional paid-in capital	13,620,438
Deficit accumulated during the development stage, as restated	(13,955,734)
(425,079)
$161,378

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2005
(Unaudited)
 (Restated)
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Cumulative During the Development Stage
Revenue	$-	$-	$-	$-	$-
Expenses
Licenses, as restated				45,756	3,379,756
Professional fees	82,000	127,340	253,186	1,161,007	2,346,693
Consulting fees	(257,500)	71,000	3,135,476	593,626	7,257,479
Research and development	206,430	-	373,698	109,533	583,230
General and administrative	33,131	24,374	120,056	92,648	311,282
Interest	2,467	6,300	10,728	18,900	33,828
	66,528	229,014	3,893,144	2,021,470	13,912,268
Loss from continuing
Operations, as restated	(66,528)	(229,014)	(3,893,144)	(2,021,470)	(13,912,268)
Discontinued Operations
Loss from operations of the
discontinued segment		-		-	(43,466)
Net loss, as restated	$(66,528)	$(229,014)	$(3,893,144)	$(2,021,470)	$(13,955,734)
Net Loss per Share (basic and
fully diluted), as restated	$(0.00)	$(0.01)	$(0.10)	$(0.07)
Weighted average shares
outstanding	39,903,852	29,063,667	38,053,516	28,260,875

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from December 23, 1999 (Date of Inception) to September 30, 2005
(Unaudited)
(Restated)
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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2005
(Unaudited)
(Continued)

					Additional	Stock	Deficit Accumulated
	Common Stock		Common Stock Issuable		Paid-in	Subscriptions	During the
	Shares	Amount	Shares	Amount	Capital	Receivable	Development Stage	Total
Warrants exercised:
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period, as restated							(6,368,030)	(6,368,030)
Balance, December 31, 2004, as restated	28,793,206	154	6,950,000	37	9,924,547	(330,000)	(10,062,590)	(467,852)

Issuance of subscribed stock						240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	1,650,000	8	(1,650,000)	(8)				-
Options exercised,
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	250,000	1	(250,000)	(1)				-
Issuance of common stock for stock subscriptions received	1,400,000	7	(1,400,000)	(7)				-
Issuance of stock for options exercised	135,000	1	(135,000)	(1)				-
Issuance of common stock for services
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	16			3,320,984			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	111,111	1	(111,111)	(1)
Common stock canceled; August 2005	(250,000)	(1)			(257,499)			(257,500)
Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005			100,000	1	57,999			58,000
Net loss for period							(3,893,144)	(3,893,144)
Balance, September 30, 2005, as restated	38,083,239	$204	1,900,122	$13	$13,620,438	$(90,000)	$(13,955,734)	$(425,079
See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2005
(Unaudited)
 (Restated)
	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period, as restated	$(3,893,144)	$(2,021,470)	$(13,955,734)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	674		927
Issuance of common stock for services
and expenses, as restated	3,433,740	1,697,075	10,674,241
Warrants issued for consulting services	-	-	1,716,253
Stock options issued for consulting services	-	-	212,734
Changes in operating assets and liabilities
Increase in amounts due to outside management consultants	-	5,139	393,850
Increase in accounts payable	14,569	11,091	35,457
Increase in interest payable	10,727	18,900	33,827
Net cash flows used in operating activities	(433,434)	(289,265)	(888,445)
Cash Flows from Investing Activities, as restated

Purchase of computer equipment	(1,959)	(1,683)	(3,642)
Net cash flows used in investing activities	(1,959)	(1,683)	(1,683)
Cash Flows from Financing Activities, as restated
Warrants exercised	240,000	-	615,000
Stock options exercised	70,500	-	100,500
Issuance of common stock for cash		15,000	20,250
Loan proceeds		315,000	315,000
Net cash flows provided by financing activities	310,500	330,000	1,050,750
Net change in cash	(124,893)	39,052	158,663
Cash, beginning of period	283,556	104
Cash, end of period	$158,663	$39,156	$158,663

Supplementary information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	$-	$-	$934,000
Stock subscriptions received		-	330,000
Note payable converted to common stock	191,677	-	191,677
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

The effects of the restatement on the nine months ended September 30, 2005 financial statements are as follows:

Intangible assets decreased by $3,379,756 and the Accumulated Deficit increased by $3,379,756.

The effects of the restatement on the nine months ended  September 30, 2004 financial statements are as follows .

Intangible assets decreased by $2,445,756 and the Accumulated Deficit increased by $2,445,756

Expenses, specifically Licenses, increased by $45,756 to $45,756, increasing the Loss from Continuing Operations and the Net Loss by the same amount to ($2,021,470) for each.  The loss per share did not change from ($0.01) for the three months ended September 30, 2004 and ($0.07) for the nine months ended September 30, 2004.  There was no effect on the three months ended September 30, 2004

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($2,021,470) and the Acquisition of Intangible Assets for $45,756 was eliminated.

The effect of the restatement on the amounts in the Cumulative During the Development Stage period are as follows:

Expenses, specifically Licenses, increased by $3,379,756 to $3,379,756, increasing total expenses to $13,912,268. The Loss from Continuing Operations increased by $3,334,000 to ($13,912,268) and the Net Loss increased by $3,379,756 to ($13,955,734).

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($13,955,734) and the Issuance of Common Stock for Services and Expenses increased by $3,334,000 to $10,674,241, and the Acquisition of Intangible Assets for $45,756 was eliminated.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF       PROCEEDS

During the quarter ending September 30, 2005, the Company made the following common share issuances:

•	On August 25, 2005, the Company issued 111,111 common shares to two consultants.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report for the period ended September 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: April 30, 2008	By:	/s/ Ross Senior

Ross Senior
President, CEO and CFO
(Principal Accounting Officer)