Form 10KSB/A
period 2003-12-31
ProtoKinetix, Inc.
filed 2008-05-02
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FIRST AMENDED
FORM 10-KSB/A

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

Introduction ..

This form 10-KSB/A for the year ended December 31, 2003 is being filed in order to amend incorrect financial statements in the original filed form 10-KSB for the year ending December 31, 2003.

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

PROTOKINETIX, INC.

Section	Heading
Part I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 6A	Quantitative and Qualitative Disclosures About Market Risk
Item 7	Financial Statements with Index and Auditor's Report
Item 8	Changes in and Disagreements on Accounting and Financial Disclosure
Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12	Certain Relationships and Related Transactions
Part IV
Item 13	Exhibits and Reports on Form 8-K
Item 14	Controls and Procedures
Signatures

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

In reliance on an exception available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, the Company issued securities as follows:

• On October 30, 2003 the Company issued 14,000,000 shares to various parties related to the Company's acquisition of the assets reported on the aforementioned Form 8K.

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

General and Administrative . G&A expenses arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. As a result, we incurred a net loss of $3,662,745during the twelve month period ended December 31, 2003 (approximately $.21 per share).

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
2.     Net Loss From Operations . There was a $3,662,745 gross loss from operations for 2003 and a gross loss from operations of $0 for 2002.
3.     Operating Expenses . Operating expenses were $3,651,094 in 2003. These monies were paid for licenses, professional fees, consulting services related to the operations of the Company's business and other general and administrative expenses.

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

Index to ProtoKinetix, Inc.
(A Development Stage Company)
Financial Statements December 31, 2003

C O N T E N T S

Independent Auditor’s Report
Financial Statements
Balance Sheet
Statements of Operations
Statements of Shareholder’s Equity
Statements of Cash Flows
Notes to Financial Statements

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not developed a commercially viable product and, therefore, has not been able to generate any revenues to date and as a result has an accumulated deficit at December 31, 2003.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 2, the accompanying financial statements as of December 31, 2003, and for the years ended December 31, 2003 and 2002, and for the period from December 23, 1999 (date of inception) through December 31, 2003, have been restated.

/S/ PETERSON SULLIVAN PLLC

April 2, 2004, except as it relates to the restatement described in Note 2, for which the date is April 28, 2008
Seattle, Washington

PROTOKINETIX , INCORPORATED
(A Development Stage Company)
BALANCE SHEET
December 31, 2003
(Restated)
ASSETS
Current Asset, as restated
Cash	$ 104

$ 104

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$ 122,866
Accounts payable	41,548

Total current liabilities	164,414
Shareholders' Equity, as restated
Common stock, $.0000053 par value, 100,000,000 common
shares authorized; 24,743,750 shares issued and outstanding	131
Common stock issuable; 2,000,000 shares	11
Additional paid-in capital	3,530,108
Deficit accumulated during the development stage, as restated	(3,694,560)

164,310

$ 104

See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003 and 2002, and
for the Period from December 23, 1999 (Date of Inception) to December 31, 2003
(Restated)
	2003	2002	Cumulative During the Development Stage

Revenues	$ -	$ -	$ -
General and administrative expenses
Licenses, as restated	2,400,000		2,400,000
Professional fees, as restated	519,574		519,574
Consulting fees	661,390		661,390
Rent	22,500		22,500
Administrative fees	16,500		16,500
Promotional	11,843		11,843
Utilities	7,123		7,123
Other	12,164		12,164

	3,651,094	-	3,651,094

Loss from continuing, operations, as restated	(3,651,094)	-	(3,651,094)
Discontinued Operations
Loss from operations of the discontinued
segment	(11,651)	(14,878)	(43,466)
Net loss, as restated	$(3,662,745)	$ (14,878)	$(3,694,560)

Net loss per share (basic and fully diluted)
Continuing operations	$ (0.21)	$ (0.00)
Discontinued operations	(0.00)	(0.00)

Net loss per common share, as restated	$ (0.21)	$ (0.00)

Weighted average number of common
shares outstanding, as restated	17,153,955	11,276,077

See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2003 and 2002, and
for the Period from December 23, 1999 (Date of Inception) to December 31, 2003
(Restated)
						Deficit
						Accumulated
			Common Stock		Additional	During the
	Common Stock		Issuable		Paid-in	Development

	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ 5,000
Net loss for period						(35)	(35)

Balance, December 31, 2000	9,375,000	50	-	-	4,950	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220		15,250
Net loss for year						(16,902)	(16,902)

Balance, December 31, 2001	15,093,750	80	-	-	20,170	(16,937)	3,313
Net loss for year						(14,878)	(14,878)

Balance, December 31, 2002	15,093,750	80	-	-	20,170	(31,815)	(11,565)
Issuance of common stock for services:
July 2003, as restated	2,125,000	11			424,989		425,000
August 2003	300,000	2			14,998		15,000
September 2003, as restated	1,000,000	5			49,995		50,000
October 2003	1,550,000	8			619,992		620,000
Issuance of common stock for license rights	14,000,000	74			2,099,926		2,100,000
Common stock issuable for license rights			2,000,000	11	299,989		300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49
Net loss for year, as restated						(3,662,745)	(3,662,745)

Balance, December 31, 2003, as restated	24,743,750	$ 131	2,000,000	$ 11	$3,530,108	$(3,694,560)	$164,310

See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002, and
for the Period from December 23, 1999 (Date of Inception) to December 31, 2003
(Restated)
			Cumulative
			During the
			Development
	2003	2002	Stage

Cash Flows from Operating Activities
Net loss for period, as restated	$(3,662,745)	$ (14,878)	$(3,694,560)
Issuance of common stock for services
and expenses, as restated	3,510,000		3,510,000
Increase in amounts due to outside
management consultants	122,866		122,866
Increase in accounts payable	34,559	6,989	41,548

Net cash flows from operating
Activities, as restated	4,680	(7,889)	(20,146)
Cash Flows from Financing Activities
Issuance of common stock			20,250
Payment of shareholders' loans	(5,155)	4,955

Net cash flows provided by
financing activities	(5,155)	4,955	20,250

Net change in cash	(475)	(2,934)	104
Cash, beginning of period	579	3,513

Cash, end of period	$ 104	$ 579	$ 104

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

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product and has not generated any revenues to date and has incurred losses since inception resulting in a net accumulated deficit of $3,694,560, as restated at December 31, 2003. The Company's current liabilities exceed their current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Restatement

During 2003, the Company acquired license rights to proprietary medical research technologies, which were capitalized at the time of acquisition as intangible assets having indefinite lives. While the Company's management continues to believe the license rights are of probable future benefit to the Company in its continuing efforts to pursue the development of commercially viable products, it was appropriate for accounting purposes to expense the cost of the acquisition of the license rights. Accordingly, the accompanying financial statements have been restated to correct the error and recognize as expense the cost of those acquired license rights at the time of their acquisition.

The effects of the restatement on the 2003 financial statements are as follows:

Expenses, specifically Licenses, increased by $2,400,000 to $2,400,000, increasing the Loss from Continuing Operations and the Net Loss by the same amount to ($3,651,094) and (3,662,745) respectively. The loss per share increased from ($0.05) to ($0.21).

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($3,662,745) and the Issuance of Common Stock for Services and Expenses increased by $2,400,000 to $3,510,000.

The effect of the restatement on the amounts in the Cumulative During the Development Stage period are as follows:

Expenses, specifically Licenses, increased by $2,400,000 to $2,400,000, increasing total expenses by a net amount of $2,400,000 to $3,651,094. The Loss from Continuing Operations increased by $2.400,000 to ($3,651,094) and the Net Loss increased by $2,400,000 to ($3,694,560).

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($3,662,745) and the Issuance of Common Stock for Services and Expenses increased by $2,400,000 to $3,510,000 and the Acquisition of Intangible Assets

Note 3. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2003, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $3,650,000 available to reduce future taxable income. The tax loss expires in years between 2022 and 2023.

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

PROTOKINETIX, INC. [Graphic] (Registrant)

Date: May 1, 2008	By:	/s/ Ross Senior

Ross Senior
President, CEO and CFO
(Principal Accounting Officer)