Form 10QSB/A
period 2004-03-31
ProtoKinetix, Inc.
filed 2008-05-02
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
[ X ]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004 or

[     ]       Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ________________.

Commission File No. 0-32917
PROTOKINETIX, INC. a development stage corporation (Name of small business issuer in its charter) (formerly known as RJV NETWORK, INC.)

_______________________________________

Nevada	94-3355026
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

__________________________________________

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

This form 10-QSB/A for the period ended March 31, 2004 is being filed in order to amend incorrect financial statements on form 10-QSB for the period ending March 31, 2004.

TABLE OF CONTENTS
FORM 10-QSB/A QUARTERLY REPORT
_________________________

PROTOKINETIX, INC.
a development stage corporation
(formerly known as RJV NETWORK, INC.)

Section

Part I	Financial Information

Item 1	Financial Statements
Balance Sheet at March 31, 2004 (Unaudited)
Statements of Operations (Unaudited) for the three months ended March 31, 2004 and 2003, and for the Period from December 23, 1999 (Date of Inception) to March 31, 2004
Statements of Stockholders' Equity (Deficit) (Unaudited) for the three months ended March 31, 2004, and for the Period From December 23, 1999 (Date of Inception) to March 31, 2004
Statements of Cash Flows (Unaudited) for the three months ended March 31, 2004 and 2003, and for the Period from December 23, 1999 (Date of Inception) to March 31, 2004
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
Statements of Shareholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
BALANCE SHEET
March 31, 2004
(Unaudited)
See Notes to Financial Statements
(Restated)

ASSETS
Current Asset, as restated
Cash	$213,159
$ 213,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$ 135,349
Accounts payable	34,292
Accrued interest	6,300

Total current liabilities	175,941
Long-term Debt, related party	315,000

Total liabilities	490,941
Stockholders' Equity, as restated
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 26,396,050 shares issued and outstanding	140
Common stock issuable; 2,000,000 shares	11
Additional paid-in capital	4,521,479
Deficit accumulated during the development stage, as restated	(4,799,412)

(277,782)

$ 213,159

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003, and for the Period From
December 23, 1999 (Date of Inception) to March 31, 2004
(Unaudited)
See Notes to Financial Statements
(Restated)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Cumulative During the Development Stage

Revenues	$ -	$ -	$ -
General and administrative expenses
Licenses, as restated	45,756		2,445,756
Professional fees	1,010,074		1,529,648
Consulting fees	7,626		669,016
Rent	5,937		28,437
Administrative fees	1,070		17,570
Promotional	1,287		13,130
Utilities	2,050		9,173
Research	9,532		9,532
Investor relations	11,744		11,744
Interest	6,300		6,300
Other	3,476		15,640
	1,104,852	-	4,755,946
Loss from continuing operations, restated	(1,104,852)	-	(4,755,946)

Discontinued Operations
Loss from operations of the discontinued
segment		(6,210)	(43,466)
Net loss, as restated	$ (1,104,852)	$ (6,210)	$ (4,799,412)

Net loss per share (basic and fully diluted), as restated
Continuing operations, as restated	$ (0.04)	$ (0.00)
Discontinued operations	(0.00)	(0.00)
Net loss per common share	$ (0.04)	$ (0.00)

Weighted average number of common
shares outstanding	27,044,306	15,093,750

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2004, and for the Period From
December 23, 1999 (Date of Inception) to March 31, 2004
(Unaudited)
See Notes to Financial Statements
(Restated)

						Deficit
						Accumulated
			Common Stock		Additional	During the
	Common Stock		Issuable		Paid-in	Development

	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ 5,000
Net loss for period						(35)	(35)

Balance, December 31, 2000	9,375,000	50	-	-	4,950	(35)	4,965

Issuance of common stock, April 2001	5,718,750	30			15,220		15,250
Net loss for year						(16,902)	(16,902)

Balance, December 31, 2001	15,093,750	80	-	-	20,170	(16,937)	3,313

Net loss for year						(14,878)	(14,878)

Balance, December 31, 2002	15,093,750	80	-	-	20,170	(31,815)	(11,565)

Issuance of common stock for services:
July 2003, as restated	2,125,000	11			424,989		425,000
August 2003	300,000	2			14,998		15,000
September 2003, as restated	1,000,000	5			49,995		50,000
October 2003	1,550,000	8			619,992		620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926		2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989		300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49
Net loss for year, as restated						(3,662,745)	(3,662,745)

Balance, December 31, 2003, as restated	24,743,750	131	2,000,000	11	3,530,108	(3,694,560)	(164,310)

Issuance of common stock for services:
March 2004	1,652,300	9			991,371		991,380
Net loss for period, as restated						(1,104,852)	(1,104,852)

Balance, March 31, 2004, as restated	26,396,050	$ 140	2,000,000	$ 11	$ 4,521,479	$ (4799412)	$ (277,782)

PROTOKINETIX, INC. (formerly known as RJV Network, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003, and for the Period From
December 23, 1999 (Date of Inception) to March 31, 2004
(Unaudited)
See Notes to Financial Statements
(Restated)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Cumulative During the Development Stage

Cash Flows from Operating Activities
Net loss for period, as restated	$ (1,104,852)	$ (6,210)	$ (4,799,412)
Issuance of common stock for services
and expenses, as restated	991,380		4,501,380
Increase in amounts due to outside
management consultants	12,483		135,349
Increase (decrease) in accounts payable	(7,256)	7,986	34,292
Increase in interest payable	6,300		6,300

Net cash flows (used in) provided
by operating activities, as restated	(101,945)	1,776	(122,091)

Cash Flows from Financing Activities
Issuance of common stock			20,250
Loan from related party	315,000		315,000
Payment of shareholders' loans		(1,255)

	Net cash flows provided by
(used in) financing activities	315,000	(1,255)	335,250

Net change in cash	213,055	521	213,159
Cash, beginning of period	104	579

Cash, end of period	$ 213,159	$ 1,100	$ 213,159

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

Expenses, specifically Licenses, increased by $45,756 to $45,756, increasing the Loss from Continuing Operations and the Net Loss by the same amount to ($1,104,852) for each.   The loss per share did not change from ($0.04)

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($1,104,852 and the Acquisition of Intangible Assets for $45,756 was eliminated.

The effect of the restatement on the amounts in the Cumulative During the Development Stage period are as follows:

Expenses, specifically Licenses, increased by $2,445,756 to $2,445,756 increasing total expenses by a net amount of $2,445,756 to $4,755,946. The Loss from Continuing Operations increased by $2,445,756 to ($4,755,946) and the Net Loss increased by $2,445,756 to ($4,799,412).

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($4,799,412) and the Issuance of Common Stock for Services and Expenses increased by $2,400,000 to $4,501,380, and the Acquisition of Intangible Assets for $45,756 was eliminated.

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

Note 4. Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception resulting in a net accumulated deficit of $4,799,412 at March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Plan of Operation Going Forward .

1. Short Term Goals

ProtoKinetix is designing a research program towards the development of a therapeutic agent ..

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report, for the period ended March 31, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

PROTOKINETIX, INC. (Registrant)

Date: April 30, 2008	By:	/s/ Ross Senior

Ross Senior
President, CEO and CFO
(Principal Accounting Officer)