Form 10KSB/A
period 2004-12-31
ProtoKinetix, Inc.
filed 2008-05-02
CIK 1128189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[ X ]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of   1934 for the fiscal year ended December 31, 2004, or

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
Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB.
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

This form 10-KSB/A for the year ended December 31, 2004 is being filed in order to amend incorrect financial statements in the original filing of form 10-KSB for the year ending December 31, 2004.

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

ITEM 1.   DESCRIPTION OF BUSINESS

Important Disclosures and Disclaimers .

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

Expenses

Expenses in 2004 arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended. We also incurred consulting fees which contributed to a net loss of $6,368,030 during the twelve month period ended December 31, 2004 (approximately $.21 per share).

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

Results of Operations for the Year Ended December 31, 2004

We had no revenue.

We had a $6,368,030 loss from operations for 2004.

Operating expenses were $6,368,030 in 2004. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

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

ITEM 10.   EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the three years ended December 31, 2004, 2003 and 2002:

Name and Position	Year	Annual Comp Salary	Long-Term Compensation Awards—Securities Underlying Stock Options
Dr. John Todd [1]	2004 2003 2002	$0 - -	$0 - -
Dr. Jean Marie Dupuy [2]	2004 2003 2002	- - -	- - -

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

PROTOKINETIX, INC. (Registrant)

Date: May 1, 2008	By:	/s/ Ross L. SEnior

Ross L. Senior
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

PROTOKINETIX, INC.
Index to Financial Statements
—INDEX—
Page(s)

Report of Registered Independent Public Accounting Firm

Financial Statements:

Balance Sheet December 31, 2004

Statements of Operations Years ended December 31, 2004 and 2003

Statements of Stockholders’ Equity Years ended December 31, 2004 and 2003

Statements of Cash Flows Years ended December 31, 2004 and 2003

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ProtoKinetix, Incorporated

We have audited the accompanying balance sheet of ProtoKinetix, Incorporated (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003, and for the period from December 23, 1999 (date of inception) through December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues or positive cash flows from operations and has an accumulated deficit at December 31, 2004.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan regarding those matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the accompanying financial statements as of December 31, 2004, and for the years ended December 31, 2004 and 2003, and for the period from December 23, 1999 (date of inception) through December 31, 2004, have been restated.

/S/ PETERSON SULLIVAN PLLC

March 10, 2005, except as it relates to the restatement described in Note 2, for which the date is April 28, 2008
Seattle, Washington

PROTOKINETIX , INCORPORATED
(A Development Stage Company)

BALANCE SHEET

December 31, 2004
(Restated)
ASSETS
Current Asset
Cash	$ 283,556
Computer Equipment, net	1,430

$ 284,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to outside management consultants	$ 393,850
Accounts payable	20,888
Accrued interest	23,100
Total current liabilities	437,838
Convertible Note Payable	315,000
Total liabilities	752,838
Stockholders' Equity
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 28,793,206 shares issued and outstanding	154
Common stock issuable; 6,950,000 shares	37
Additional paid-in capital	9,924,547
Stock subscriptions receivable	(330,000)
Deficit accumulated during the development stage, as restated	(10,062,590)
(467,852)
$284,986

See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004 and 2003, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2004
(Restated)

			Cumulative
			During the
			Development
	2004	2003	Stage
Revenues	$ -	$ -	$ -
Expenses
Licenses, as restated	979,756	2,400,000	3,379,756
Professional fees	1,573,933	519,574	2,093,507
Consulting fees	3,460,613	661,390	4,122,003
Research and development	209,532	-	209,532
General and administrative	121,096	70,130	191,226
Interest	23,100		23,100
	6,368,030	3,651,094	10,019,124
Loss from continuing operations, as restated	(6,368,030)	(3,651,094)	(10,019,124)
Discontinued Operations
Loss from operations of the discontinued
segment	-	(11,651)	(43,466)
Net loss, as restated	$(6,368,030)	$(3,662,745)	$(10,062,590)
Net Loss per Common Share (basic and
fully diluted), as restated
Continuing operations	$ (0.21)	$ (0.21)
Discontinued operations	(0.00)	(0.00)
Net loss per common share, as restated	$ (0.21)	$ (0.21)
Weighted average number of common
shares outstanding	29,941,359	17,153,955

See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2004 and 2003, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2004
(Restated)

							Deficit
							Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$ 50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year, as restated							(3,662,745)	(3,662,745)
Balance, December 31, 2003, as restated	24,743,750	131	2,000,000	11	3,530,108	-	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period, as restated						-	(6,368,030)	(6,368,030)
Balance, December 31, 2004, as restated	28,793,206	$ 154	6,950,000	$ 37	$9,924,547	$ (330,000)	$ (10,062,590)	$(467,852)

See Notes to Financial Statements

PROTOKINETIX , INCORPORATED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003, and for the
Period from December 23, 1999 (Date of Inception) to December 31, 2004
(Restated)

	2004	2003	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for year, as restated	$ (6,368,030)	$ (3,662,745)	$ (10,062,590)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation expense	253		253
Issuance of common stock for services
and expenses, as restated	3,730,501	3,510,000	7,240,501
Warrants issued for consulting services	1,716,253		1,716,253
Stock options issued for consulting services	212,734		212,734
Changes in operating assets and liabilities
Increase in amounts due to outside
management consultants	270,984	122,866	393,850
Decrease in accounts payable	(20,660)	34,559	20,888
Increase in interest payable	23,100		23,100
Net cash flows (used in) provided
by operating activities	(434,865)	4,680	(455,011)
Cash Flows from Investing Activities, as restated

Purchase of computer equipment	(1,683)		(1,683)
Net cash flows used in investing activities	(1,683)		(1,683)
Cash Flows from Financing Activities,
Warrants exercised	375,000		375,000
Stock options exercised	30,000		30,000
Issuance of common stock for cash			20,250
Loan proceeds	315,000		315,000
Payment of shareholders' loans		(5,155)
Net cash flows provided by (used in)
financing activities	720,000	(5,155)	740,250
Net change in cash	283,452	(475)	283,556
Cash, beginning of period	104	579
Cash, end of period	$ 283,556	$ 104	$ 283,556
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Supplementary Information - Non-cash Transactions:
Common stock issuable for acquisition of intangible assets	$ 934,000	$ -	$ 934,000
Stock subscriptions received	330,000	-	330,000

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

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception resulting in a net accumulated deficit of $10,062,590 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

For purposes of the Statement of Cash Flows, the Net Loss for the Period increased to ($6,368,030) and the Issuance of Common Stock for Services and Expenses increased by $934,000 to $3,730,501 and the Acquisition of Intangible Assets for $45,756 was eliminated.

The effect of the restatement on the amounts in the Cumulative During the Development Stage period are as follows:

Expenses, specifically Licenses, increased by $3,379,756 to $3,379,756,, increasing total expenses by a net amount of $3,379,756 to $10,019,124. The Loss from Continuing Operations increased by $3,379,756 to ($10,019,124) and the Net Loss increased by $3,379,756 to ($10,062,590).

For purposes of the Statement of Cash Flows, the Net Loss for the Year increased to ($10,062,590) and the Issuance of Common Stock for Services and Expenses increased by $3,334,000 to $7,240,501, and the Acquisition of Intangible Assets for $45,756 was eliminated.

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

Note 6. Subsequent Event

In March 2005, 285,832 common shares were issued to convert $85,750 of the long-term convertible note payable.