Form 10-Q
period 2008-03-31
ProtoKinetix, Inc.
filed 2008-05-20
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 0-32917

PROTOKINETIX, INC.

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1500-885 West Georgia Street
Vancouver, British Columbia Canada V6C3E
________________________________________________________________________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                         (604) 687-9887
Securities registered pursuant to Section 12(b) of the Act:                                                                                                None
Securities registered pursuant to Section 12(g) of the Act:                                                                                                $.0000053 par value common stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ___        Accelerated filer ___             Non-accelerated filer ___            Smaller reporting company X

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

 52,213,788 common shares outstanding, $0.0000053 par value, at May 2, 2008.

PART I

ITEM 1.                      FINANCIAL STATEMENTS

PROTOKINETIX, INC.

Balance Sheets at March 31, 2008 and December 31, 2007

Statements of Operations(Unaudited) for the three months ended March 31, 2008 and 2007 and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2008

Statements of Stockholder’s Equity(Unaudited) for the Period from December 23, 1999
(Date of Inception) to March 31, 2008

Statements of Cash Flows(Unaudited)for the three months ended March 31, 2008 and 2007 and for the Period from December 23, 1999 (Date of Inception) March 31, 2008

Notes to Financial Statements(Unaudited)

PROTOKINETIX, INCORPORATED
BALANCE SHEETS

(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$ 210,185	$ 37,350
Prepaid expenses	43,500	110,000
Total current assets	253,685	147,350
Computer equipment, net of accumulated depreciation of $3,217	171	426
	$ 253,856	$ 147,776
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 101,179	$ 108,825

Total current liabilities	101,179	108,825
Convertible Loan	300,000	300,000
Total Liabilities	401,179	408,825
Stockholders' Equity (Deficit)
Common stock, $.0000053 par value; 100,000,000 common
shares authorized; 50,513,788 shares issued and outstanding	273	262
Common stock issuable; 1,700,000 shares	9	6
Additional paid-in capital	19,776,201	19,323,715
Deficit accumulated during the development stage	(19,923,806)	(19,585,032)
	(147,323)	(261,049)
	$ 253,856	$ 147,776

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF OPERATIONS
For the Three Months  Ended March 31, 2008 and 2007, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2008
(Unaudited)
			Cumulative
	Three Months	Three Months	During the
	Ended March 31	Ended March 31	Development
	2008	2007	Stage
Revenues	$ -	$ -	$ 2,000
Expenses
Licenses			3,379,756
Professional fees	75,148	82,000	3,306,660
Consulting fees	115,000	110,000	10,483,079
Research and development	95,202	60,000	1,892,631
General and administrative	47,424	34,365	754,052
Interest	6,000	-	66,162
	338,774	286,365	19,882,340
Loss from continuing operations	(338,774)	(286,365)	(19,880,340)
Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)
Net loss	$ (338,774)	$ (286,365)	$(19,923,806)
Net Loss per Common Share (basic and
fully diluted)	$ (0.01)	$ (0.01)
Weighted average number of common
shares outstanding	49,573,075	44,888,582

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from December 23, 1999 (Date of Inception) to March 31,, 2008
(Unaudited)

						Deficit	Deficit
						Accumulated	Accumulated
			Common Stock		Additional	Stock	During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$50	-	$ -	$ 4,950	$ -	$ -	$ 5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period							(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$154	6,950,000	$ 37	$9,924,547	$ (330,000)	(10,062,590)	$(467,852)

Issuance of stock subscriptions receivable						$ 240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	(250,000)	(1)			(257,499)			(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)	-			-
November 2005
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400

Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005(Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year							(4,826,540)	(4,826,540)
Balance, December 31, 2005	40,801,197	$ 220	608,375	$ 6	$14,503,079	$ -	(14,889,130)	$(385,825)

February 2006 private placement (issued June 2006)	900,000	5			352,142			352,147
Warrants granted from private placement (450,000)					97,853			97,853

Issuance of common stock for Note payable conversion	529,279	3			158,780			158,783

Issuance of common stock for services:
February/March 2006 services			20,000	1	10,499			10,500
March 2006	166,359	1	(108,375)	(1)	36,750			36,750
April 2006	(1,200,000)	(6)			6			-
May 2006	1,266,278	7	(70,000)	(1)	792,750			792,756
June 2006	27,056		1,200,000	6	718,244			718,250
July 2006	1,200,000	6	(1,200,000)	(6)				-
August 2006	100,000	1			64,999			65,000
September 2006	369,984	2	(50,000)		209,998			210,000
November 2006	100,000	1			48,999			49,000
December 2006	7,000				3,010			3,010
Warrants issued (for 700,000 shares) for services					58,658			58,658

Net loss for the period							(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249

Issuance of common stock for services:
January 2007	218,834	1			119,999			120,000
March 2007	104,652	1			44,999			45,000
April 2007	187,500	1			74,999			75,000
June 2007	112,500	1			44,999			45,000
July 2007	291,812	2			112,998			113,000
August 2007	860,000	5			257,995			258,000
Sept 2007	1,516,275	8			457,492			457,500

Oct 2007	250,000	1			37,499			37,500

Dec 2007	535,716	1			74,999			75,000

Warrants issued for
services					825,476			825,476

Cancellation of issuable								(5)
Stock for Recaf license			(400,000)	(5)

Warrants exercised-Dec 2007			100,000	1	43,999			44,000

Issuable common stock from Private Placement			1,190,000	6	172,494			172,500

Net loss for the year							(2,728,269)	(2,728,269)

Balance, Dec. 2007	48,444,442	262	1,190,000	6	19,323,715		(19,585,032)	(261,049)

Issuance of common stock for services:
								40,000
Feb 2008	278,846	1			39,999

March 2008	90,500	1			74,999			75,000

Issuable common stock from Private Placement			1,700,000	9	254,991			255,000

Issuance of common stock from Private Placement	1,700,000	9	(1,190,000)	(6)	82,497			82,500

Net loss for period							(338,774)	(338,774)

Balance, Mar. 31, 2008	50,513,788	273	1,700,000	9	$19,776,201		(19,923,806)	$(147,323)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007, and for the Period from
December 23, 1999 (Date of Inception) to March 31, 2008
(Unaudited)
	2008	2007	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for year	$ (338,774)	$ (286,365)	$(19,923,806)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	255	255	3,217
Issuance of common stock for services
and expenses	115,000	165,000	14,783,136
Warrants issued for consulting services	-	-	2,600,387
Stock options issued for consulting services			212,734
Changes in operating assets and liabilities
Prepaid expenses	66,500	62,400	(43,500)
Amounts due to outside
management consultants	-
Accounts payable	(7,646)	(25,245	100,361
Cash advance		44,000
Interest payable		-	36,294
Net cash used in operating activities	(164,665)	(39,955)	(2,237,177)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-- --	- ----	(3,388)
Cash Flows from Financing Activities
Warrants exercised	-		749,000
Stock options exercised			100,500
Issuance of common stock for cash	337,500		980,250
Loan proceeds	-		615,000
Net cash provided by
financing activities	337,500	-	2,444,750
Net change in cash	(172,835)	(39,955)	210,185
Cash, beginning of period	37,350	166,115
Cash, end of period	$ 210,185	$ 126,160	$ 210,185
Cash paid for interest	$ 6,000	$ -	$ 18,703
Cash paid for income taxes	$ -	$ -	$ -
Supplementary information - Non-cash Transactions:
Stock subscriptions received		$ -	$ 330,000
Note payable converted to common stock	$ -	$ 158,783	350,457

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

Interim Period Financial Statements

The unaudited financial statements included in this For 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2007 and 2006.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern
As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2008.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period.  The Company's stock split 1:75 on August 24, 2001.  In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  The loss per share for the periods ended March 31, 2008 and 2007, have been adjusted accordingly.  Diluted earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Stock Based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model
Since the Company did not issue stock options to employees during the three months ended March 31, 2008 or 2007, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes as amended), ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The adoption of FIN 48 has not have a significant impact on the company’s financial statement disclosure.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. We do not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

Note 2.  Convertible Note Payable

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

Note 4 – Stockholders’ Equity
Common Stock Issuances

In 2008, the company closed two private placements, an aggregate of 3,400,000 shares of common stock at a price of $0.15 per share for gross proceeds of $510,000, some of which was received subsequent to March 31, 2008, each share has a $0.15 warrant attached which expires three years after the closing date.  Management has not yet determined the value of these warrants.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The below discussion is furnished in accordance with Item 303 of Regulation S-B.

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Overview

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

Health Care Applications of AAGP™ fall into two main categories: (i) harvesting, storage and transplanting cells, tissues and organs; and (ii) treatments for conditions and disease caused by stress factors, including UV radiation, oxidation and inflammation. These are all areas that expand into many sub-categories of existing and future health care solutions

Intellectual Property

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

Super Antibody and Catalytic Antibody Platform Technologies

We continue to own the rights to both the Super Antibody and the Catalytic Antibody platform technologies. We plan to, as a secondary priority and subject to available resources, search for a patentable receptor sites that exist on cancer cells.

Competition

The markets that we are focusing on are multi-billion dollar international industries.  They are intensely competitive.  Many of our competitors are substantially larger and have greater financial, research, manufacturing, and marketing resources.

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

Our ability to develop our research is in large measure dependent on having sufficient and additional resources and/or collaborative relationships.

Our access to capital is more challenging, relative to most of our competitors.  This is a competitive disadvantage.  We believe however that our access to capital may increase as we get closer to the development of a commercially viable product.

We believe that our research has enabled us to attract and retain qualified consultants.  Because of the greater financial resources of many of our competitors, we may not be able to complete effectively for the same individuals to the extent that a competitor uses its substantial resources to attract any such individuals.

Employees

We currently have no full time employees.  We operate with a skeletal management team headed by our Chief Executive Officer Ross Senior. In addition to Mr. Senior, we receive advice and counsel from our Scientific Advisory Board.

Governmental Regulation

Our AAGPs™ have commercial applications in markets and circumstances that fall under government regulations ranging from none to limited to extensive.

Although there is no such immediate need to make any regulatory filing in the United States or other jurisdictions, we have limited or no experience with regard to obtaining FDA or other required regulatory approvals. We intend to retain the services of appropriately experiences consultants. For this reason, should our research efforts continue to show promise, we will need to hire consultants to assist the Company with such governmental regulations.

As we continue to conduct research and testing programs, in collaboration with commercial entities, to expand and confirm the potential medical applications of AAGP™ in the a number of fields, including regenerative medicine, cell therapy, blood products, transplants and skin care/cosmetics, we intend to utilize the regulatory expertise of others, whether they are consultants or commercial entities involved on collaborative development programs with the Company.

The following discussion relates to factors that may come into play when and if we have a commercially viable product in an area which requires regulatory approval.  These products may be regulated by the European regulatory agencies, FDA, U.S. Department of Agriculture, certain state and local agencies, and/or comparable regulatory bodies in other countries (collectively, these agencies shall be referred to as the "Agencies").  Government regulation affects almost all aspects of development, production, and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing, and record keeping.  The FDA and U.S. Department of Agriculture regulated products require some form of action by that agency before they can be marketed in the United States, and, after approval or clearance, the products must continue to comply with other FDA requirements applicable to marketed products.  Both before and after approval or clearance, failure to comply with the FDA’s requirements can lead to significant penalties. Our proposed AAGP™ products will require government regulatory approval as a biologic agent. Such regulatory approval will be granted only after the appropriate preclinical and clinical studies are conducted to confirm efficacy and safety.

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

The Clinical Laboratory Improvement Act of 1988 prohibits laboratories from performing in vitro tests for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings unless there is in effect for such laboratories a certificate issued by the U.S. Department of Health and Human Services applicable to the category of examination or procedure performed.  Although a certificate is not required, we consider the applicability of the requirements of the Clinical Laboratory Improvement Act in the potential design and development of its products.

We are also subject to regulations in foreign countries governing products, human clinical trials and marketing, and may need to obtain approval or evaluations by international public health agencies, such as the World Health Organization, in order to sell products in certain countries.  Approval processes vary from country to country, and the length of time required for approval or to obtain other clearances may in some cases be longer than that required for U.S. governmental approvals.  The extent of potentially adverse governmental regulation affecting ProtoKinetix that might arise from future legislative or administrative action cannot be predicted.

Environmental Laws

To date, we have not encountered any costs relating to compliance with any environmental laws.

Plan of Operation

Our current operations are centered around our relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. We intend to continue these efforts throughout 2008.

Recent Developments

On February 13, 2008, we appointed Mr. Edward D Martin, M.D. to the position of Chairman of the Business Advisory Board.

Edward D. Martin, M.D.

Edward D. Martin, M.D., is the co-founder and Chairman of Martin, Blanck & Associates, Inc., a consulting firm to the health care industry, government, and to major health care information management and technology companies since March of 1998. From July, 2000 through December, 2004, Dr. Martin was a Senior Vice President and the Chief Medical Officer at Science Applications International Corporation (SAIC) and continues to support SAIC on a part-time basis.

Dr. Martin had a distinguished 30-year career in public service as a commissioned officer in the United States Public Health Service, Department of Health and Human Services (formerly Department of Health, Education and Welfare). His last assignments were at the Department of Defense (DoD), where he served as the Acting Assistant Secretary of Defense (Health Affairs), and, prior to this appointment, as Principal Deputy Assistant Secretary of Defense (Health Affairs).

Dr. Martin arrived at the Pentagon in 1989 after 15 years of executive leadership positions with the Public Health Service (PHS). He served as Chief of Staff for C. Everett Koop, M.D., Surgeon General; Director, Bureau of Health Care Delivery and Assistance; Acting Deputy Administrator, Health Resources and Services Administration; and Director, Bureau of Community Health Services. Dr. Martin was commissioned in the PHS in May 1975 and held the rank of Rear Admiral upon his retirement in April 1998.

On March 5, 2008, we appointed Mr. Donald J. Weber to the Business Advisory Board.

Mr. Donald J. Weber

Mr. Weber is the Chairman and founder of Logistics Health, Inc. (www.logisticshealth.com) a major service provider for the United States Department of Defense, Homeland Security and the Centers for Disease Control.

Previously, Mr. Weber was President and founder of National Health Screenings, which focused exclusively on health assessments and employee screening services. He built one of the premier providers of pre-employment drug testing services and sold this business to Pinkerton Services Group.

After a transition period, he began devoting his time to building LHI into a world-class leader in the field of military medical and dental readiness. After growing up on a farm in rural Wisconsin, he joined the Marines and became a Vietnam veteran who, among many awards, has received a purple heart and two bronze stars.

In 2004, Mr. Weber was named Wisconsin Entrepreneur of the Year by the Wisconsin Entrepreneur’s Conference. This award is meant to recognize entrepreneurial leaders who are instrumental in the development of the Wisconsin economy.

On March 11, 2008, we appointed Mr. Randy Anderson as Vice President of Government Affairs.

Mr. Randy Anderson

Mr. Anderson has been a long term governmental liaison specialist based in Washington, D.C. Randy will be working very closely with our Washington, D.C. team of business advisors. In this capacity, Mr. Anderson will be directing the development of AAGP™ applications into the United States military and government health care initiatives.

On March 18, in order to accommodate our current growth and to take advantage of our current opportunities, we opened an office in Washington, D.C. Our new office will serve as a central hub to access the multiple government and non-government health related agencies. Our Washington, D.C. office will enable our business development team to accelerate strategic relationships required to optimize the value of the many applications of AAGP™.

Sales and Marketing

We are not currently selling or marketing any products.

Expenses

Expenses for the three month period ending March 31, 2008 arose primarily from professional, consulting fees and research fees.  We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended.  We also incurred consulting and research fees which contributed to a net loss of $338,774 during the three month period ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, we had $210,185 in cash and $253,685 in total current assets.  As of the date of this report, we do not believe that we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives.  In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending March 31, 2008.

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

Results of Operations for the Period Ending March 31, 2008

We had $0 in net revenues for the period ending March 31, 2008.

We sustained a $338,774 loss from continuing operations for the three month period ending March 31, 2008.

Operating expenses were $338,774 for the three month period ending March 31, 2008.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

We are not party to any legal proceedings and to our knowledge, no such proceedings are threatened or contemplated against us.

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our first quarter ended March 31, 2008.

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

Signatures	Title	Date
/s/Ross L. Senior Ross L. Senior	Chief Executive Officer, President, and Chief Financial Officer	May 14, 2008