Form 10-Q
period 2008-06-30
ProtoKinetix, Inc.
filed 2008-08-15
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 0-32917

PROTOKINETIX, INC.

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

55,187,128  common shares outstanding, $0.0000053 par value, at August 14, 2008.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PROTOKINETIX, INC.

Balance Sheets at June 30, 2008 and December 31, 2007

Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from December 23, 1999 (Date of Inception) to March 31, 2008

Statements of Stockholder’s Equity for the Period from December 23, 1999 (Date of Inception) to June 30, 2008

Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the Period from December 23, 1999 (Date of Inception) June 30, 2008

Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$77,785	$37,350
Prepaid expenses	427,500	110,000
Total current assets	505,285	147,350
Computer equipment, net of accumulated depreciation of $2,963 and $3,388 at December 31, 2007 and June 30, 2008 respectively	-	426
	$505,285	$147,776
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$428	$108,825
Convertible note payable	300,000	300,000

Total Liabilities	300,428	408,825
Stockholders' Equity (Deficit)
Common stock, $.0000053 par value; 100,000,000 common shares authorized; 52,781,958 and 48,444,442 shares issued and outstanding at June 30, 2008 at December 31, 2007, respectively	284	262
Common stock issuable; 2,850,000 and 1,190,000 shares at June 30, 2008 and December 31, 2007, respectively	14	6
Additional paid-in capital	20,743,685	19,323,715
Deficit accumulated during the development stage	(20,539,126)	(19,585,032)
	204,857	(261,049)
	$505,285	$147,776

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007, and for the
Period from December 23, 1999 (Date of Inception) to June 30, 2008
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative During the Development Stage
Revenues	$-	$-	$-	$-	$2,000
General and administrative expenses
Licenses					3,379,756
Professional fees	21,863	85,132	97,011	167,132	3,328,523
Consulting fees	277,593	55,000	392,593	165,000	10,760,672
Research and development	207,024	81,503	302,226	141,503	2,099,655
General and Administrative	102,841	38,585	150,264	72,951	856,892
Interest	6,000	-	12,000	-	72,162

	615,321	260,220	954,094	546,586	20,497,660
Loss from continuing operations	(615,321)	(260,220)	(954,094)	(546,586)	(20,495,660)
Discontinued Operations
Loss from operations of the discontinued segment		-		-	(43,466)

Net loss	$(615,321)	$(260,220)	$(954,094)	$(546,586)	$(20,539,126)
Net Loss per Share (basic and fully diluted)
Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Discontinued operations	0.00	(0.00)	(0.00)	(0.00)
Net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average shares outstanding	52,520,628	45,168,662	51,292,277	45,026,868

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from December 23, 1999 (Date of Inception) to June 30, 2008
(Unaudited)

							Deficit Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$-	$5,000
Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250
Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313
Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000
September 2003	1,000,000	5			49,995			50,000
October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(3,662,745)	(3,662,745)

							Deficit Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9			991,371			991,380
May 2004	500,000	3			514,997			515,000
July 2004	159,756	1			119,694			119,695
August 2004	100,000	1			70,999			71,000
October 2004	732,400	4			479,996			480,000
November 2004	650,000	4			454,996			455,000
December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,
October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-
Warrants exercised:								-
August 2004			50,000		15,000			15,000
October 2004			600,000	3	134,997			135,000
December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000
Net loss for period							(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$154	6,950,000	$37	$9,924,547	$(330,000)	(10,062,590)	$(467,852)

							Deficit Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of stock subscriptions receivable						$240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,
February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for Note payable conversion
April 2005	285,832	1	(285,832)	(1)				-
May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:
April 2005	30,000	1			14,999			15,000
May 2005	3,075,000	15			3,320,985			3,321,000
June 2005	50,000	1			50,499			50,500
August 2005	(250,000)	(1)			(257,499)			(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000			15,000
October 2005	36,233	1	(36,233)	(1)	-			-
November 2005
November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400

							Deficit Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Common stock issuable for services rendered
June 2005			200,000	1	149,999			150,000
August 2005			36,233	1	21,739			21,740
September 2005			125,000	1	74,999			75,000
September 2005(Proteocell)			100,000	1	57,999			58,000
December 2005			120,968	1	74,999			75,000
Net loss for the year							(4,826,540)	(4,826,540)
Balance, December 31, 2005	40,801,197	$220	608,375	$6	$14,503,079	$-	(14,889,130)	$(385,825)

February 2006 private placement (issued June 2006)	900,000	5			352,142			352,147
Warrants granted from private placement (450,000)					97,853			97,853

Issuance of common stock for Note payable conversion	529,279	3			158,780			158,783

Issuance of common stock for services:
February/March 2006 services			20,000	1	10,499			10,500
March 2006	166,359	1	(108,375)	(1)	36,750			36,750
April 2006	(1,200,000)	(6)			6			-
May 2006	1,266,278	7	(70,000)	(1)	792,750			792,756
June 2006	27,056		1,200,000	6	718,244			718,250
July 2006	1,200,000	6	(1,200,000)	(6)				-
August 2006	100,000	1			64,999			65,000
September 2006	369,984	2	(50,000)		209,998			210,000
November 2006	100,000	1			48,999			49,000
December 2006	7,000				3,010			3,010

							Deficit Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Warrants issued (for 700,000 shares) for services					58,658			58,658

Net loss for the period							(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249

Issuance of common stock for services:
January 2007	218,834	1			119,999			120,000
March 2007	104,652	1			44,999			45,000
April 2007	187,500	1			74,999			75,000
June 2007	112,500	1			44,999			45,000
July 2007	291,812	2			112,998			113,000
August 2007	860,000	5			257,995			258,000
Sept 2007	1,516,275	8			457,492			457,500

Oct 2007	250,000	1			37,499			37,500

Dec 2007	535,716	1			74,999			75,000

Warrants issued for services					825,476			825,476

Cancellation of issuable								(5)
Stock for Recaf license			(400,000)	(5)

Warrants exercised-Dec 2007	100,000	1			43,999			44,000

Issuable common stock from Private Placement			1,190,000	6	172,494			172,500

Net loss for the year							(2,728,269)	(2,728,269)

Balance, Dec. 2007	48,444,442	262	1,190,000	6	19,323,715		(19,585,032)	(261,049)

							Deficit Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock for services:

Feb 2008	278,846	1			39,999			40,000

March 2008	90,500	1			74,999			75,000

May 2008	568,170	2			112,498			112,500

Issuable common stock from Private Placement and warrants			1,700,000	9	254,991			255,000

Issuance of common stock from Private Placement	1,700,000	9	(1,190,000)	(6)	82,497			82,500

Issuance of common stock issuable from Private Placement	1,700,000	9	(1,700,000)	(9)

Issuable common stock pursuant to consulting agreements			2,250,000	11	674,989			675,000

Issuable common stock to Directors			600,000	3	179,997			180,000

Net loss for period							(954,094)	(954,094)

Balance, June 30, 2008	52,781,958	284	2,850,000	14	$20,743,685		(20,539,126)	$204,857

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007, and for the Period from
December 23, 1999 (Date of Inception) to June 30, 2008
(Unaudited)
	2008	2007	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$(954,094)	$(546,586)	$(20,539,126)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	426	509	3,388
Issuance of common stock for services and expenses	1,082,500	285,000	15,750,636
Warrants issued for consulting services	-	-	2,600,387
Stock options issued for consulting services			212,734
Changes in operating assets and liabilities
Prepaid expenses	(317,500)	135,200	(427,500)
Amounts due to outside management consultants	-
Accounts payable	(108,397)	29,391	(390)
Accrued interest payable		-	36,294

Net cash used in operating activities	(297,065)	(96,497)	(2,363,577)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)

Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Warrants exercised	-		749,000
Stock options exercised			100,500
Issuance of common stock for cash	337,500		980,250
Loan proceeds	-		615,000
Net cash provided by financing activities	337,500	-	2,444,750
Net change in cash	40,435	(96,497)	77,785
Cash, beginning of period	37,350	166,115
Cash, end of period	$77,785	$69,618	$77,785
Cash paid for interest	$12,000	$12,703	$24,703
Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Stock subscriptions received		$-	$330,000
Note payable converted to common stock	$-	$58,658	350,457

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

Interim Period Financial Statements

The unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2007 and 2006.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2008.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period.  The Company's stock split 1:75 on August 24, 2001.  In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  The loss per share for the periods ended June 30, 2008 and 2007, have been adjusted accordingly.  Diluted earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model.  Since the Company did not issue stock options to employees during the periods ended June 30, 2008 or 2007 or the cumulative period then ended, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

New Accounting Pronouncements

In May 2008, the FASB issued FASB FSP Accounting Principles Board (“APB”) (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option.  FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component.  The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity.  The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense.  The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment.  FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Though the Company does not believe FSP APB 14-1 will have an effect on its current financial position, the Company is currently evaluating the requirements of FSP APB 14-1 with respect to its convertible debt and has not yet determined the impact on the Company’s financial statements.

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

Note 4.  Stockholders’ Equity
Common Stock Issuances

In 2008, the company closed two private placements, an aggregate of 3,400,000 shares of common stock at a price of $0.15 per share for gross proceeds of $510,000, each share has a $0.15 warrant attached which expires three years after the closing date.  Management has not yet determined the value of these warrants.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products.  The Company had $0 in revenues for the Period ending June 30, 2008

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific and business development efforts, to date, we have not yet marketed a product. Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdifluride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses. The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

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

Cells Lines Tested

•	Stem cells (human)	•	Adult skin fibroblast cells
•	Whole blood cells	•	Heart cells (cardiac myocites)
•	Blood Platelet cells	•	Liver cells (hepatocites)
•	Heart tissue	•	Embryonic skin fibroblast cells
•	Hela (cancer) cells	•	Islet cells (pancreatic)
•	Kidney (KB and vero) cells	•	Stem cells (mouse)

Stress Conditions and Agents

Temperature

•	temperatures ranging from -80° C to +37°

UV-C Radiation

•	harsh sterilizing radiation
•	254 nanometer wavelength

Oxidation

•	hydrogen peroxide (H2O20
•	powerful oxidant

Starvation

•	serum free culture media
•	food/growth/nutrients factors (fetal bovine serum) withheld

Inflammation

•	Interleukin 1 Beta, a standard agent for stimulating inflammation in cell testing
•	All of the above tests are also considered to cause inflammation

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

Expenses

Expenses for the six month period ending June 30, 2008 arose primarily from professional, consulting fees and research fees.  We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended.  We also incurred consulting and research fees which contributed to a net loss of $954,094 during the six month period ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2008, we had $77,785 in cash and $505,285 in total current assets.    In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

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

Results of Operations for the Period Ending June 30, 2008

We had $0 in net revenues for the period ending June 30, 2008.

We sustained a $615,321 loss from continuing operations for the three month period ending June 30, 2008.

Operating expenses were $615,321 for the three month period ending June 30, 2008.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

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

On March 20, 2008, we granted a total of 1,700,000 common shares and warrants to several investors in connection with a private placement for a total sales price of $255,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.  These shares were issued during the quarter ended June 30, 2008

On March 26, 2008, we issued 90,500 common shares to two consultants in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On May 6, 2008, we issued 308,500 common shares to two consultants in connection with a consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S ..

On May 21, 2008, we issued 86,670 common shares to two consultants in connection with a consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On May 21, 2008, we issued 173,000 common shares in connection with a settlement agreements. These issuance was considered an exempt transaction under Regulation S.

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

No matters were submitted to our security holders for a vote during the quarter ended June 30, 2008.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	August 14, 2008
Ross L. Senior	Chief Financial Officer