Form 10-Q
period 2008-09-30
ProtoKinetix, Inc.
filed 2008-11-13
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 0-32917

PROTOKINETIX, INC.

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

Suite 1500-885 West Georgia Street

Vancouver, British Columbia Canada V6C3E

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(604) 687-9887
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.0000053 par value common stock

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

55,893,558 common shares outstanding, $0.0000053 par value, at November 5, 2008.

PART I

ITEM 1.               FINANCIAL STATEMENTS

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS

Current Assets

Cash	$37,534	$37,350
Prepaid expenses	213,750	110,000
Total current assets	251,284	147,350

Computer equipment, net of accumulated depreciation of $3,388 and $2,963 at September 30, 2008 and December 31, 2007 respectively	-	426
	$251,284	$147,776

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$50,440	$108,825
Convertible note payable	300,000	300,000
Total current liabilities	350,440	408,825

Stockholders' Equity (Deficit)
Common stock, $.0000053 par value; 100,000,000 common shares authorized; 55,543,558 and 48,444,442 shares issued and outstanding at September 30, 2008 at December 31, 2007, respectively	298	262
Common stock issuable; 600,000 and 1,190,000 shares at September 30, 2008 and December 31, 2007, respectively	3	6
Additional paid-in capital	20,869,182	19,323,715
Deficit accumulated during the development stage	(20,968,639)	(19,585,032)
	(99,156)	(261,049)

	$251,284	$147,776

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2008
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative During the Development Stage
Revenues	$-	$-	$-	$-	$2,000
General and administrative expenses
Licenses					3,379,756
Professional fees	42,156	117,419	139,167	284,551	3,370,679
Consulting fees	223,750	809,000	616,343	974,000	10,984,422
Research and development	87,275	30,000	389,501	171,503	2,186,930
General and Administrative	70,332	45,413	220,596	118,363	927,224
Interest	6,000	6,000	18,000	6,000	78,162

	429,513	1,007,832	1,383,607	1,554,417	20,927,173
Loss from continuing operations	(429,513)	(1,007,832)	(1,383,607)	(1,554,417)	(20,925,173)
Discontinued Operations
Loss from operations of the discontinued segment		-		-	(43,466)
Net loss	$(429,513)	$(1,007,832)	$(1,383,607)	$(1,554,417)	$(20,968,639)

Net Loss per Share ( basic and fully diluted)	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding	55,821,969	46,157,646	52,914,536	45,405,671

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
 For the Period from December 23, 1999 (Date of Inception) to September 30, 2008
(Unaudited)

							Deficit
							Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$-	$5,000

Net loss for period							(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950		(35)	4,965
Issuance of common stock, April 2001	5,718,750	30			15,220			15,250

Net loss for year							(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170		(16,937)	3,313

Net loss for year							(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170		(31,815)	(11,565)
Issuance of common stock for services:

July 2003	2,125,000	11			424,989			425,000
August 2003	300,000	2			14,998			15,000

September 2003	1,000,000	5			49,995			50,000

October 2003	1,550,000	8			619,992			620,000
Issuance of common stock for licensing rights	14,000,000	74			2,099,926			2,100,000
Common stock issuable for licensing rights			2,000,000	11	299,989			300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)			49			-
Net loss for year							(3,662,745)	(3,662,745)

							Deficit
							Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108	-	(3,694,560)	(164,310)
Issuance of common stock for services:

March 2004	1,652,300	9			991,371			991,380

May 2004	500,000	3			514,997			515,000

July 2004	159,756	1			119,694			119,695

August 2004	100,000	1			70,999			71,000

October 2004	732,400	4			479,996			480,000

November 2004	650,000	4			454,996			455,000

December 2004	255,000	1			164,425			164,426
Common stock issuable for AFGP license			1,000,000	5	709,995			710,000
Common stock issuable for Recaf License			400,000	2	223,998			224,000
Warrants granted (for 3,450,000 shares) for services,

October 2004					1,716,253			1,716,253
Options granted for services, October 2004					212,734			212,734
Stock subscriptions receivable			1,800,000	10	329,990	(330,000)		-

Warrants exercised:								-

August 2004			50,000		15,000			15,000

October 2004			600,000	3	134,997			135,000

December 2004			1,000,000	5	224,995			225,000
Options exercised, December 2004			100,000	1	29,999			30,000

Net loss for period							(6,368,030)	(6,368,030	) )
Balance, December 31, 2004	28,793,206	$154	6,950,000	$37	$9,924,547	$(330,000)	(10,062,590)	$(467,852)

							Deficit
							Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of stock subscriptions receivable						$240,000		240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)				-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)				-
Options exercised,

February 2005			35,000	1	10,499			10,500
May 2005	200,000	1			59,999			60,000
Note payable conversion, February 2005			285,832	1	85,749			85,750
Issuance of common stock for Note payable conversion

April 2005	285,832	1	(285,832)	(1)				-

May 2005	353,090	2			105,925			105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)				-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)		90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)				-
Issuance of common stock for services:

April 2005	30,000	1			14,999			15,000

May 2005	3,075,000	15			3,320,985			3,321,000

June 2005	50,000	1			50,499			50,500

August 2005	(250,000)	(1)			(257,499)			(257,500)

August 2005	111,111	1	(92,593)	(1)	15,000			15,000

October 2005	36,233	1	(36,233)	(1)	-			-
November 2005

November 2005	311,725	2	(245,000)	(1)	36,249			36,250
December 2005	1,220,000	8			756,392			756,400

							Deficit
							Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Common stock issuable for services rendered

June 2005			200,000	1	149,999			150,000

August 2005			36,233	1	21,739			21,740

September 2005			125,000	1	74,999			75,000
September 2005(Proteocell)			100,000	1	57,999			58,000

December 2005			120,968	1	74,999			75,000

Net loss for the year							(4,826,540)	(4,826,540)
Balance, December 31, 2005	40,801,197	$220	608,375	$6	$14,503,079	$-	(14,889,130)	$(385,825)

February 2006 private placement (issued June 2006)	900,000	5			352,142			352,147
Warrants granted from private placement (450,000)					97,853			97,853

Issuance of common stock for Note payable conversion	529,279	3			158,780			158,783

Issuance of common stock for services:
February/March 2006 services			20,000	1	10,499			10,500

March 2006	166,359	1	(108,375)	(1)	36,750			36,750

April 2006	(1,200,000)	(6)			6			-

May 2006	1,266,278	7	(70,000)	(1)	792,750			792,756

June 2006	27,056		1,200,000	6	718,244			718,250

July 2006	1,200,000	6	(1,200,000)	(6)				-

August 2006	100,000	1			64,999			65,000

September 2006	369,984	2	(50,000)		209,998			210,000

November 2006	100,000	1			48,999			49,000

							Deficit
							Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
December 2006	7,000				3,010			3,010
Warrants issued (for 700,000 shares) for services					58,658			58,658

Net loss for the period							(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249

Issuance of common stock for services:

January 2007	218,834	1			119,999			120,000

March 2007	104,652	1			44,999			45,000
April 2007	187,500	1			74,999			75,000

June 2007	112,500	1			44,999			45,000

July 2007	291,812	2			112,998			113,000

August 2007	860,000	5			257,995			258,000

Sept 2007	1,516,275	8			457,492			457,500

Oct 2007	250,000	1			37,499			37,500

Dec 2007	535,716	1			74,999			75,000

Warrants issued for services					825,476			825,476

Cancellation of issuable Stock for Recaf license			(400,000)	(5)

Warrants exercised-Dec 2007	100,000	1			43,999			44,000

Issuable common stock from Private Placement			1,190,000	6	172,494			172,500

Net loss for the year							(2,728,269)	(2,728,269)

Balance, Dec. 2007	48,444,442	262	1,190,000	6	19,323,715		(19,585,032)	(261,049)

							Deficit
							Accumulated
			Common Stock		Additional		During the
	Common Stock		Issuable		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Issuance of common stock for services:

Feb 2008	278,846	1			39,999			40,000
March 2008	90,500	1			74,999			75,000
May 2008	568,170	2			112,498			112,500
July 2008	155,170	1			49,999			50,000
September 2008	186,430	1			49,999			50,000

Issuable common stock from Private Placement and warrants			1,700,000	9	254,991			255,000

Issuance of common stock from Private Placement	1,700,000	9	(1,190,000)	(6)	82,497			82,500

Issuance of common stock issuable from Private Placement	1,700,000	9	(1,700,000)	(9)

Issuable common stock pursuant to consulting agreements			2,250,000	11	674,989			675,000

Issuance of issuable common stock	2,250,000	11	(2,250,000)	(11)

Issuable common stock to Directors			600,000	3	179,997			180,000

Warrants exercised	170,000	1			25,499			25,500

Net loss for period							(1,383,607)	(1,383,607)

Balance, September 30, 2008	55,543,558	298	600,000	3	$20,869,182		(20,968,639)	$(99,156)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007, and for the Period from
December 23, 1999 (Date of Inception) to September 30, 2008
(Unaudited)

	2008	2007	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$(1,383,607)	$(1,554,417)	$(20,968,639)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	426	763	3,388
Issuance of common stock for services and expenses	1,182,500	1,113,500	15,850,636
Warrants issued for consulting services	-	-	2,600,387
Stock options issued for consulting services			212,734
Changes in operating assets and liabilities
Prepaid expenses	(103,750)	213,700	(213,750)
Amounts due to outside management consultants	-	(300,000)
Accounts payable	(58,385)	130,586	49,622
Accrued interest payable		-	36,294
Net cash used in operating activities	(362,816)	(395,868)	(2,429,328)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)

Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Warrants exercised	25,500		774,500
Stock options exercised			100,500
Issuance of common stock for cash	337,500		980,250
Loan proceeds	-	300,000	615,000
Net cash provided by financing activities	363,000	300,000	2,470,250
Net change in cash	184	(95,868)	37,534
Cash, beginning of period	37,350	166,115
Cash, end of period	$37,534	$70,247	$37,534
Cash paid for interest	$18,000	$6,000	$30,703
Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Stock subscriptions received		$-	$330,000
Note payable converted to common stock	$-	$191,677	350,457

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

Going Concern
As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2008.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period.  The Company's stock split 1:75 on August 24, 2001.  In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  The loss per share for the periods ended September 30, 2008 and 2007, have been adjusted accordingly.  Diluted earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive securities.  The 3effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model.  Since the Company did not issue stock options to employees during the periods ended September 30, 2008 or 2007 or the cumulative period then ended, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products.  The Company had $0 in revenues for the Period ending September 30, 2008

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific and business development efforts, to date, we have not yet marketed a product. Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdifluride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses. The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

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

Expenses

Expenses for the six month period ending September 30, 2008 arose primarily from professional, consulting fees and research fees.  We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended.  We also incurred consulting and research fees which contributed to a net loss of during the nine month period ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2008, we had $37,534 in cash and $251,284 in total current assets.    In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending September 30, 2008.

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

Results of Operations for the Period Ending September 30, 2008

We had $0 in net revenues for the period ending September 30, 2008.

We sustained a $429,513 loss from continuing operations for the three month period ending September 30, 2008.

Operating expenses were $432,207 for the three month period ending September 30, 2008.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4T.         CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the period ended September 30, 2008 certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended September 30, 2008, the company used outside services to  perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

On June 30, 2008, our Board of Directors’ authorized the issuance of 2,850,000 common shares to several consultants in connection to consulting agreements provide by directors, officers and consultants.  Those shares are in lieu of cash payments. for services rendered.. We issued 2,250,000 of thoose common shares during the quarter ending September 30, 2008 and were considered exempt transactions under Regulation S.

On July 15, 2008, we issued 155,170 common shares to a consultant in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On September 15, 2008, we issued 186,430 common shares to a consultant in connection with consulting agreements.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On September 16, 2008, we issued 170,000 common shares pursuant to the exercise is prior issued warrants.  This issuance is considered an exempt transaction under Regulation S.

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

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the quarter ended September 30, 2008.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President,	November 7, 2008
Ross L. Senior	Chief Financial Officer