Form 10-K
period 2008-12-31
ProtoKinetix, Inc.
filed 2009-05-15
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No☐

Check whether the issuer has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceeding twelve months (or for such shorter period that the registrant was require to submit and post such files Yes ☒  No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 5,828,193 based upon the closing price of our common stock which was $0.10 on May 4, 2008.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 620,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May, 2009, there were 58,281,933shares of our common stock were issued and outstanding.

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

WE ARE A DEVELOPMENT STAGE BUSINESS AND AN INVESTMENT IN OUR COMPANY IS EXTREMELY RISKY.

FORM 10-K ANNUAL REPORT

PROTOKINETIX, INC.

Section	Heading
Part I
Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information
Part III
Item 10	Directors, Executive Officers, and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accounting Fees and Services
Part IV
Item 15	Exhibits, Financial Statement Schedules

PART I

ITEM 1.	BUSINESS

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products.  The Company had $0 in revenues for the year ended December 31, 2008.

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

Environmental Laws

To date, the Company has not encountered any costs relating to compliance with any environmental laws.

ITEM 2.	PROPERTIES

The Company does not own any real property.  The Company is currently paying a rental fee where it is located.

ITEM 3.	LEGAL PROCEEDINGS

There are currently no legal matters pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was vote by shareholders without a meeting and no shareholder meetings were held during the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2008	Low	High
First Quarter	$.14	$.52
Second Quarter	.30	.40
Third Quarter	.20	.33
Fourth Quarter	.12	.23

2007	Low	High
First Quarter	$.36	$.50
Second Quarter	.32	.45
Third Quarter	.24	.42
Fourth Quarter	.10	.26

Holders

As of April 29, 2009, there were approximately 63 shareholders of record of the company's Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There have been no sales of unregistered securities during calendar 2008 which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

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

On May 6, 2008, we issued 308,500 common shares to two consultants in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S .

On May 21, 2008, we issued 86,670 common shares to two consultants in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On May 21, 2008, we issued 173,000 common shares in connection with a settlement agreement. This issuance was considered an exempt transaction under Regulation S.

On June 30, 2008, our Board of Directors’ authorized the issuance of 2,850,000 common shares to several consultants in connection to consulting agreements provide by directors, officers and consultants.  Those shares are in lieu of cash payments for services rendered.. We issued 2,250,000 of those common shares during the quarter ending September 30, 2008 and were considered exempt transactions under Regulation S.

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

On September 16, 2008, we issued 170,000 common shares pursuant to the exercise of prior issued warrants.  This issuance is considered an exempt transaction under Regulation S.

On October 8, 2008, we issued 250,000 common shares to a consultant in connection with a consulting agreement.  This issuance was made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On November 3, 2008, we issued 100,000 common shares pursuant to the exercise of prior issued warrants.  This issuance is considered an exempt transaction under Regulation S.

On November 17, 2008, we issued 18,375 common shares to a consultant in connection with a consulting agreement.  This issuance was made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On November 26, 2008, we issued 1,000,000 common shares to a consultant in connection with a consulting agreement.  This issuance was made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

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

ITEM 6

The following selected financial information as of and for the dates and periods indicated have been derived from our audited financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this report and our financial statements and related notes included elsewhere in this report.

Year Ended December 31,	2004	2005	2006	2007	2008

Statement of Operations Data:
Revenue	$-	$-	$2,000	$-	$-
Operating expenses:
Research and licensing	1,189,288	410,650	180,709	996,538	405,281
Consulting and Professional	5,034,546	4,248,862	1,582,219	1,553,000	843,080
General and Administrative	144,196	169,028	204,705	178,731	302,457
Total operating expenses	6,368,030	4,826,540	1,967,633	2,728,269	1,550,818
Net loss	(6,368,030)	(4,826,540)	(1,965,633)	(2,728,269)	(1,550,818)
Net loss per share:
Basic and diluted	(0.21)	(0.13)	(0.05)	(0.06)	(0.03)
Weighted average number of shares	29,941,359	38,598,215	43,233,617	45,749,464	53,004,810

Year Ended December 31,	2004	2005	2006	2007	2008

Balance Sheet Data:
Cash	$283,556	$96,571	$166,115	$37,350	$15,216
Total assets	284,986	111,771	613,950	147,776	257,222
Convertible note payable	-	123,323	-	300,000	300,000
Common stock and additional paid-in capital	9,924,738	14,503,305	16,997,354	19,323,983	20,997,995
Total stockholders’ equity	(467,852)	(385,825)	199,249	(261,049)	(137,627)

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2008. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

Quarter Ended	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Statements of Operations Data:

Revenue	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Operating expenses:
Research and licensing	60,000	81,503	30,000	825,035	95,202	207,024	87,275	15,780
Consulting and Professional	192,000	140,132	926,419	294,449	190,148	299,456	265,906	87,570
General and Administrative	34,365	38,585	51,413	54,368	53,424	108,841	76,332	63,860
Total operating expenses	286,365	260,220	1,007,832	1,173,852	338,774	615,321	429,513	167,210
Net loss	(286,365)	(260,220)	(1,007,832)	(1,173,852)	(338,774)	(615,321)	(429,513)	(167,210)
Net loss per share:
Basic and diluted	0.01	0.01	0.02	0.03	0.01	0.01	0.01	0.01
Weighted average number of shares (in thousands)	44,889	45,169	46,158	45,749	49,573	52,521	55,822	53,005

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Expenses

Our expenses in 2008 were $1,550,818 which consisted of $130,052 in professional legal and accounting expenses. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  These professional consulting fees amounted to $713,028.  These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities. Additional professional consulting fees have been included in product research and development totaling $405,281.

Plan of Operation

Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2009.

Sales and Marketing

The Company is currently not selling or marketing any products.

Liquidity and Capital Resources

At December 31, 2008, we had $15,216 in cash and $257,222 in total current assets.  As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2008.

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

Results of Operations for the Year Ended December 31, 2008.

We had $0 in net revenues.

We had a $1,550,818net loss from operations for 2008.

Our expenses in 2008 were $1,550,818 which consisted of $130,032 in professional legal and accounting expenses. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  These professional consulting fees amounted to $713,028.  These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities. Additional professional consulting fees have been included in product research and development totaling $405,281.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

FINANCIAL REPORT

DECEMBER 31, 2008

C  O  N  T  E  N  T  S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

DAVIDSON & COMPANY LLP	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Protokinetix, Inc.

We have audited the accompanying balance sheet of Protokinetix, Inc. (a development stage company (“the Company”)) as of December 31, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2008 and for the period from December 23, 1999 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protokinetix, Inc. (a development stage company) as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from December 23, 1999 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the development stage.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

May 8, 2009

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947  Fax (604) 687-6172

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ProtoKinetix, Incorporated

We have audited the accompanying balance sheet of ProtoKinetix, Incorporated (a development stage company) ("the Company") as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoKinetix, Incorporated (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the development stage.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in the notes to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

April 10, 2008
Seattle, Washington

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEETS

As at December 31,
ASSETS	2008	2007
Current Assets
Cash	$15,216	$37,350
Prepaid expenses	242,006	110,000

Total current assets	257,222	147,350

Computer equipment, net of accumulated depreciation of $3,388 and $2,963 respectively	-	426

Total assets	$257,222	$147,776
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$78,349	$108,825
Short-term loan (Note 3.)	16,500	-
Convertible note payable (Note 4.)	300,000	300,000

Total current liabilities	394,849	408,825
Stockholders' Equity (Deficit)
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 57,081,933 and 48,444,442 shares issued and outstanding for 2008 and 2007 respectively	308	262
Common stock issuable; 600,000 and 1,190,000 shares for 2008 and 2007 respectively	3	6

Additional paid-in capital	20,997,912	19,323,715
Deficit accumulated during the development stage	(21,135,850)	(19,585,032)

Total shareholders’ equity (deficit)	(137,627)	(261,049)

Total liabilities and stockholders’ equity (deficit)	$257,222	$147,776

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2008

			Cumulative
			During the
			Development
	2008	2007	Stage

Revenues	$-	$-	$2,000
Expenses

Licenses	-	-	3,379,756
Professional fees	130,052	418,724	3,361,564
Consulting fees	713,028	1,134,276	11,081,107
Research and development	405,281	996,538	2,202,710
General and administrative	278,457	166,731	985,085
Interest	24,000	12,000	84,162

	1,550,818	2,728,269	21,094,384
Loss from continuing operations	(1,550,818)	(2,728,269)	(21,092,384)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)

Net loss	$(1,550,818)	$(2,728,269)	$(21,135,850)

Net Loss per Common Share (basic and diluted)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	53,004,810	45,749,464

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2008

	Common Stock		Common Stock				Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	During the Development Stage	Total

Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$-	$5,000
Net loss for period	-	-	-	-	-	-	(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	-	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30	-	-	15,220	-	-	15,250
Net loss for year	-	-	-	-	-	-	(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	-	(16,937)	3,313
Net loss for year	-	-	-	-	-	-	(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	-	(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11	-	-	424,989	-	-	425,000
August 2003	300,000	2	-	-	14,998	-	-	15,000
September 2003	1,000,000	5	-	-	49,995	-	-	50,000
October 2003	1,550,000	8	-	-	619,992	-	-	620,000
Issuance of common stock for licensing rights	14,000,000	74	-	-	2,099,926	-	-	2,100,000
Common stock issuable for licensing rights	-	-	2,000,000	11	299,989	-	-	300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)	-	-	49	-	-	-
Net loss for year	-	-	-	-	-	-	(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108		(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9	-	-	991,371	-	-	991,380
May 2004	500,000	3	-	-	514,997	-	-	515,000
July 2004	159,756	1	-	-	119,694	-	-	119,695
August 2004	100,000	1	-	-	70,999	-	-	71,000
October 2004	732,400	4	-	-	479,996	-	-	480,000
November 2004	650,000	4	-	-	454,996	-	-	455,000
December 2004	255,000	1	-	-	164,425	-	-	164,426
Common stock issuable for AFGP license	-	-	1,000,000	5	709,995	-	-	710,000
Common stock issuable for Recaf License	-	-	400,000	2	223,998	-	-	224,000
Warrants granted (for 3,450,000 shares) for services, October 2004	-	-	-	-	1,716,253	-	-	1,716,253
Options granted for services, October 2004	-	-	-	-	212,734	-	-	212,734
Stock subscriptions receivable	-	-	1,800,000	10	329,990	(330,000)		-
Warrants exercised:
August 2004	-	-	50,000	-	15,000	-	-	15,000
October 2004	-	-	600,000	3	134,997	-	-	135,000
December 2004	-	-	1,000,000	5	224,995	-	-	225,000
Options exercised, December 2004	-	-	100,000	1	29,999	-	-	30,000
Net loss for the year	-	-	-	-	-	-	(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$154	6,950,000	$37	$9,924,547	$(330,000)	$(10,062,590)	$(467,852)

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2008

	Common Stock		Common Stock				Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-inCapital	Stock Subscriptions Receivable	During the Development Stage	Total

Issuance of stock subscriptions receivable	-	$-	-	$-	$-	$240,000	$-	$240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)	-	-	-	-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)	-	-	-	-
Options exercised:
February 2005	-	-	35,000	1	10,499	-	-	10,500
May 2005	200,000	1	-	-	59,999	-	-	60,000
Note payable conversion, February 2005	-	-	285,832	1	85,749	-	-	85,750
Issuance of common stock for Note payable conversion:
April 2005	285,832	1	(285,832)	(1)	-	-	-	-
May 2005	353,090	2	-	-	105,925	-	-	105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)	-	-	-	-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)	-	90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)	-	-	-	-
Issuance of common stock for services:
April 2005	30,000	1	-	-	14,999	-	-	15,000
May 2005	3,075,000	15	-	-	3,320,985	-	-	3,321,000
June 2005	50,000	1	-	-	50,499	-	-	50,500
August 2005	(250,000)	(1)	-	-	(257,499)	-	-	(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000	-	-	15,000
October 2005	36,233	1	(36,233)	(1)	-	-	-	-
November 2005	311,725	2	(245,000)	(1)	36,249	-	-	36,250
December 2005	1,220,000	8	-	-	756,392	-	-	756,400
Common stock issuable for services rendered:
June 2005	-	-	200,000	1	149,999	-	-	150,000
August 2005	-	-	36,233	1	21,739	-	-	21,740
September 2005	-	-	125,000	1	74,999	-	-	75,000
September 2005 (Proteocell)	-	-	100,000	1	57,999	-	-	58,000
December 2005	-	-	120,968	1	74,999	-	-	75,000
Net loss for the year	-	-	-	-	-	-	(4,826,540)	(4,826,540)

Balance, December 31, 2005	40,801,197	$220	608,375	$6	$14,503,079	$-	$(14,889,130)	$(385,825)

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2008

	Common Stock		Common Stock				Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-inCapital	Stock Subscriptions Receivable	During the Development Stage	Total

February 2006 private placement (issued June 2006)	900,000	$5	-	$-	$352,142	$-	$-	$352,147
Warrants granted from private placement (450,000)	-	-	-	-	97,853	-	-	97,853
Issuance of common stock for Note payable conversion	529,279	3	-	-	158,780	-	-	158,783
Issuance of common stock for services:
February/March 2006 services	-	-	20,000	1	10,499	-	-	10,500
March 2006	166,359	1	(108,375)	(1)	36,750	-	-	36,750
April 2006	(1,200,000)	(6)	-	-	6	-	-	-
May 2006	1,266,278	7	(70,000)	(1)	792,750	-	-	792,756
June 2006	27,056	-	1,200,000	6	718,244	-	-	718,250
July 2006	1,200,000	6	(1,200,000)	(6)	-	-	-	-
August 2006	100,000	1	-	-	64,999	-	-	65,000
September 2006	369,984	2	(50,000)	-	209,998	-	-	210,000
November 2006	100,000	1	-	-	48,999	-	-	49,000
December 2006	7,000	-	-	-	3,010	-	-	3,010
Warrants issued (for 700,000 shares) for services	-	-	-	-	58,658	-	-	58,658
Net loss for the year	-	-	-	-	-	-	(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249
Issuance of common stock for services:
January 2007	218,834	1	-	-	119,999	-	-	120,000
March 2007	104,652	1	-	-	44,999	-	-	45,000
April 2007	187,500	1	-	-	74,999	-	-	75,000
June 2007	112,500	1	-	-	44,999	-	-	45,000
July 2007	291,812	2	-	-	112,998	-	-	113,000
August 2007	860,000	5	-	-	257,995	-	-	258,000
September 2007	1,516,275	8	-	-	457,492	-	-	457,500
October 2007	250,000	1	-	-	37,499	-	-	37,500
December 2007	535,716	1	-	-	74,999	-	-	75,000
Warrants issued for services	-	-	-	-	825,476	-	-	825,476
Cancellation of issuable stock for Recaf License	-	-	(400,000)	(5)	-	-	-	(5)
Warrant exercised – December 2007	100,000	1	-	-	43,999	-	-	44,000
Issuable common stock from Private Placement	-	-	1,190,000	6	172,494	-	-	172,500
Net loss for the year	-	-	-	-	-	-	(2,728,269)	(2,728,269)

Balance, December 31, 2007	48,444,442	$262	1,190,000	$6	$19,323,715	$-	$(19,585,032)	$(261,049)

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2008

	Common Stock		Common Stock				Deficit Accumulated
	Shares	Amount	IssuableShares	Amount	Additional Paid-inCapital	Stock Subscriptions Receivable	During the Development Stage	Total

Issuance of common stock for services:
March 2008	369,346	$2	-	$-	$133,867	$-	$-	$133,869
May 2008	395,170	2	-	-	137,723	-	-	137,725
July 2008	2,405,170	13	-	-	577,226	-	-	577,239
September 2008	186,430	1	-	-	42,878	-	-	42,879
October 2008	250,000	1	-	-	49,999	-	-	50,000
November 2008	1,018,375	5	-	-	153,495	-	-	153,500

Issuance of common stock for proceeds of $50,000 received in 2007	173,000	1	-	-	(1)	-	-	-

Stock-based compensation expense related to non-employee stock options	-	-	-	-	82,214	-	-	82,214

Warrants exercised:
September 2008	170,000	1	-	-	25,499	-	-	25,500
November 2008	100,000	1	-	-	12,313	-	-	12,314
December 2008	170,000	1	-	-	25,499	-	-	25,500

Issuance of common stock from Private Placement	3,400,000	18	(1,190,000)	(6)	337,488	-	-	337,500

Issuable common stock to Directors	-	-	600,000	3	95,997	-	-	96,000

Net loss for the year	-	-	-	-	-	-	(1,550,818)	(1,550,818)

Balance, December 31, 2008	57,081,933	$308	600,000	$3	$20,997,912	$-	$(21,135,850)	$(137,627)

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2008
	2008	2007	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for year	$(1,550,818)	$(2,728,269)	$(21,135,850)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	426	1,018	3,388
Issuance of common stock for services and expenses	1,128,891	1,225,979	16,037,503
Warrants issued for consulting services	2,446	825,476	2,602,833
Stock options issued for consulting services	10,083	-	222,817
Changes in operating assets and liabilities
Accounts receivable	-	6,391	-
Prepaid expenses	-	330,000	-
Accounts payable	(30,476)	(305,860)	78,349
Net cash used in operating activities	(439,448)	(645,265)	(2,190,960)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short term loan	16,500	-	16,500
Warrants exercised	63,314	44,000	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	337,500	172,500	980,250
Loan proceeds	-	300,000	300,000
Net cash provided by financing activities	417,314	516,500	2,209,564
Net change in cash	(22,134)	(128,765)	15,216
Cash, beginning of period	37,350	166,115	-
Cash, end of period	$15,216	$37,350	$15,216
Cash paid for interest	$18,000	$12,000	$42,703
Cash paid for income taxes	$-	$-	$-
Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	172,321	-	172,321
Warrants issued for prepaid consulting services	56,240	-	56,240
Options issued for prepaid consulting services	13,445	-	13,445

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2008.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2008, we had not commenced our planned principal operations.

Certain amounts for prior periods have been reclassified to conform to current period presentation.

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

Computer Equipment

Computer equipment is stated at cost and is depreciated using straight-line methods over their estimated useful lives of three years.

Fair Value of Financial Instruments

Financial instruments, including cash, accounts payable, short-term loan and convertible note payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the guidance of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 did not materially impact the Company’s financial position and results of operations.

Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Statement No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

At December 31, 2008 there were no assets or liabilities subject to additional disclosure under Statement No. 157.

Revenue Recognition

The Company recognizes revenue when a sale is made, the fee is fixed or determinable, collectability is probable, and no significant company obligations remain.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  The Company's stock split 1:75 on August 24, 2001.  In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of debt convertible into 1,200,000 common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Share-Based Compensation

The Company has granted warrants and options to purchase shares of the Company's common stock to various parties for consulting services.  The fair values of the warrants and options issued have been estimated using the Black-Scholes option-pricing model.

The Company accounts for stock-based compensation under SFAS No. 123(R) "Share-Based Payment," which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes option-pricing model.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 141(R) to have an impact on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows.

SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of SFAS No. 161 and have not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of SFAS No. 161 will have a material impact on our operating results, financial position, or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

 In June 2008, the FASB issued FSP No. APB 14-1, “Accounting for convertible debt instruments that may be cash settled upon conversion,” (FSP APB 14-1). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance between the liability component and the embedded conversion option. FSP FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. Management is currently assessing the impact of this APB to our financial statements.

Note 3.   Short Term Loan

The short term loan is unsecured, non-interest bearing and is payable on demand.

Note 4.  Convertible Note Payable

On July 1, 2007, the Company executed a loan agreement under which the Company issued to a corporation an 8% convertible promissory note in exchange for $300,000.  The noteholder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period.  The note bears interest at 8% per annum and is due and payable no later than June 30, 2012. The noteholder has the right to convert the note into shares of the Company's common stock at $0.25 per share.  No beneficial conversion feature was applicable to this convertible note.

Note 5.  Income Taxes

The Company is liable for taxes in the United States.  As of December 31, 2008, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $21,000,000 available to reduce future taxable income.  The tax loss expires in years between 2022 and 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $7,350,000.  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.  The valuation allowance increased by $750,000 and $900,000 for 2008 and 2007, respectively.

The difference between the Company's statutory income tax rate of (34%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carryforwards.

Note 6.  Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans.  Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees.  The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable.  In 2007 and 2008, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

2007	Number of Shares	Value per Share
January	84,906	$0.47
January	133,928	0.45
March	104,652	0.36
April	187,500	0.35
June	112,500	0.43
July	100,000	0.38
July	191,812	0.39
August	860,000	0.30
September	1,516,275	0.30
October	250,000	0.15
December	635,716	0.15
Total 2007	4,177,289

2008	Number of Shares	Value per Share
March	369,346	0.36
May	395,170	0.35
July	2,405,170	0.24
September	186,430	0.23
October	250,000	0.20
November	1,018,375	0.15
Total 2008	4,624,491

Note 7.  Stock Options

Stock option transactions are summarized as follows:

	Number of Options	WeightedAverage ExercisePrice	Aggregate Intrinsic Value

Balance, December 31, 2006 and 2007	-
Granted	250,000	$0.20

Balance, December 31, 2008	250,000	$0.20	$-

Exercisable at December 31, 2008	250,000	$0.20	$-

Weighted average fair value of options granted during the year	$0.09 (2007 - nil)

At December 31, 2008, the following stock options were outstanding:

Number of Options	Exercise price	Expiry Date

250,000	$0.20	April 30, 2012

During the year, the Company granted 250,000 stock options pursuant to a service agreement.  The Company recognizes as expense the estimated fair value of the stock option granted.  The fair value of each stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2008	2007

Risk-free interest rate	2.51%	-
Expected life of options	3	-
Annualized volatility	91.61%	-
Dividend rate	Nil	Nil

Note 8.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	WeightedAverage ExercisePrice

Balance, December 31, 2006	-	$-
Issued	7,800,000	0.47

Balance, December 31, 2007	7,800,000	0.47
Issued	4,400,000	0.20
Exercised	(440,000)	0.15

Balance, December 31, 2008	11,760,000	$0.38

Exercisable at December 31, 2008	11,760,000	$0.38

At December 31, 2008, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
250,000	$0.20	December 1, 2009
250,000	0.12	December 4, 2009
250,000	0.24	December 4, 2009
250,000	0.36	December 4, 2009
250,000	0.50	December 4, 2009
1,000,000	0.35	December 1, 2010
1,430,000	0.15	August 24, 2010
950,000	0.50	June 1, 2012
500,000	0.50	July 12, 2012
5,100,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

During 2008, the company issued 3,400,000 warrants to purchase common stock at an exercise price of $0.15 per share pursuant to the terms of private placements closed during the year. The company issued 1,000,000 warrants at an exercise price of $0.35 for services valued at $58,685.

During 2007, the Company issued 7,800,000 warrants to purchase common stock at exercise prices from $0.12 to $0.50 per share for services.  The cost of the warrants has been expensed in 2007 as compensation.  The fair value of the warrants was $825,476.

The warrants were valued using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007

Risk-free interest rate	1.58	3.11% to 4.96%
Expected life of options	2	1 to 2.5
Annualized volatility	111.69%	64.43% to 84.89%
Dividend rate	Nil	Nil

Note 9.  Related Party Transactions

As at December 31, 2008, the Company has 600,000 shares issuable to the directors for services performed in 2008.

Note 10.  Subsequent Events

The company agreed to issue 1,700,000 common shares (1,200,000 issued)  pursuant to two service contracts executed subsequent to year end.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304(b) of Regulation S-K.  We did, however, change accountants during the year ended December 31, 2008.

(a)	Dismissal of Independent Accountant.

On March 31, 2009, we dismissed Peterson Sullivan LLP as our independent auditors.   We have no disagreements with Peterson Sullivan LLP that resulted in its dismissal.  The dismissal of Peterson Sullivan LLP was approved by our Board of Directors.  We dismissed Peterson Sullivan LLP as our independent auditors because rules and regulations of the British Columbia Securities Commission, which require that our financial statements be audited by auditors that are Canadian accredited.

The reports of Peterson Sullivan LLP regarding our financial statements for the fiscal years ended December 31, 2007, and December 31, 2006, do not contain any adverse opinion or disclaimer of opinion and are not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports regarding our financial statements each contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern.  Specifically, we have experienced recurring losses from operations since inception, have a working capital deficit, and have accumulated deficit during our development stage.  These conditions raise substantial doubt about our ability to continue as a going concern. During the years ended December 31, 2007, and December 31, 2006, and during the period from the end of the most recently completed fiscal year through March 31, 2009 the date of the change in auditors, there were no disagreements with Peterson Sullivan LLP regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Peterson Sullivan LLP would have caused it to make reference to such disagreements in its reports.

On April 16, 2009, we provided Peterson Sullivan LLP with a copy of the disclosures it is making in response to Item 9(a) of this report and requested that Peterson Sullivan LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  Included with this report, as Exhibit 16, is a copy of that letter.

(b)	Engagement of Independent Accountant.

Concurrent with the dismissal of Peterson Sullivan LLP, March 31, 2009, we engaged Davidson & Company LLP  as our independent auditors.  Prior to engaging Davidson & Company LLP we did not consult with it regarding the application of accounting principles to a specified transaction, either completed or proposed or regarding the type of audit opinion that might be rendered by Davidson & Company LLP regarding our financial statements, and Davidson & Company LLP did not provide any written report was provided to the Registrant or oral advice was provided that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.  The engagement of Davidson & Company LLP as our independent auditors was approved by our Board of Directors.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, , as of December 31, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2008, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2008, the company used outside services to  perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of April 10, 2008, the Company's current officers and directors consist of the following persons:

Name	Age	Office	Since
Ross L. Senior, LLB	59	Chairman of the Board, President, CEO and CFO	2007
Mr. C. Fred Whittaker	67	Director	2005
Dr. Maximilien Arella, PhD	54	Director	2007

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2008, and 2007:

	Annual Compensation				Long-Term Compensation
						Common Shares
					Restricted	Underlying
					Stock	Options	All
				Other Annual	Awards	Granted	Other
Name and Position	Year	Salary	Bonus	Compensation	(# of Shares)	(# Shares)	Compensation

Dr. John Todd	2007	$0	-0-	-0-	100,000	------	-0-
Former President, Chief
Executive Officer
and Director

Mark L. Baum	2007	$0	-0-	-0-	400,000	------	-0-
Former Interim President
and Director

Ross L. Senior, LLB	2008	$0	-0-	-0-		------	-0-
President, Chief	2007	0	-0-	-0-	60,000	------	-0-
Executive Officer and
Chief Financial Officer

Mr. C. Fred Whittaker	2008	$0	-0-	-0-		------	-0-
Director	2007	0	-0-	-0-	200,000	------	-0-

Dr. Maximilien Arella	2008	$0	-0-	-0-		------	-0-
Director	2007	0	-0-	-0-	200,000	------	-0-

Options/SAR Grants in the Last Fiscal Year

N/A

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

Chief Executives Officer’s compensation

During fiscal year 2008, no compensation was issued to our Chief Executive Officer.

Compensation of Directors

Directors receive no remuneration for their services as directors at this time.  The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2008 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

N/A

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees(CHANGES REQUIRED)

For the year ended December 31, 2008, Davidson &Company LLP, the Company’s principal accountants billed the Company $15,000 for fees for the audit of the Company’s annual financial statements.

For the year ended December 31, 2007, Peterson Sullivan PLLC, the Company’s previous accountants, billed the Company $$39,700, , for fees for the audit of the Company’s annual 2007 financial statements and review of financial statements included in the Company’s 2007 and 2008 Forms 10-QSB.

Audit-Related Fees

For the years ended December 31, 2008 and December 31, 2007, neither Davidson & Company LLP nor Peterson Sullivan PLLC provided the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2008 and December 31, 2007, neither Davidson and Company LLP nor Peterson Sullivan PLLC bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2008 and December 31, 2007, neither Davidson & Company LLP nor Peterson Sullivan PLLC bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

Audit Committee Pre-Approval Policies

The Company currently does not have an audit committee.  The Company’ Board of Directors currently approves in advance all audit and non-audit related services performed by the Company’s principal accountants.

PART IV

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit #	Description

3.1(i)	Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB/A filed on July 24, 2001 and incorporated herein by reference.

3.1(ii)	By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB/A filed on July 24, 2001 and incorporated herein by reference.

14.1	ProtoKinetix, Inc. Code of Ethics filed as an exhibit to the Company's Form 10-K filed on April 13, 2006 and incorporated herein by reference.

31.1	Rule 13a-12(a)/15d-14(a) Certification

32.1	Section 1350 Certification attached.

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