Form 10-Q
period 2009-03-31
ProtoKinetix, Inc.
filed 2009-05-15
CIK 1128189

U. S. SECURITIES AND EXCHANGE C OMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

58,281,933common shares outstanding, $0.0000053 par value, at May14, 2009.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PROTOKINETIX, INC.

Balance Sheets at March 31, 2009 and December 31, 2008

Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from December 23, 1999 (Date of Inception) to March 31, 2009

Statements of Stockholder’s Equity for the Period from December 23, 1999 (Date of Inception) to March 31, 2009

Statements of Cash Flows for the three months ended September 30, 2009 and 2008 and for the Period from December 23, 1999 (Date of Inception) March 31, 2009

Notes to Financial Statements

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2009	December 31, 2008
Current Assets
Cash	$4,005	$15,216
Prepaid expenses	184,409	242,006
Total current assets	188,414	257,222
Computer equipment, net of accumulated depreciationof $3,388	-	-
Total assets	$188,414	$257,222
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$115,241	$78,349
Short-term loan	37,000	16,500
Convertible note payable (Note 2.)	300,000	300,000
Total current liabilities	452,241	394,849
Stockholders' Equity (Deficit)
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 57,081,933 shares issued and outstanding for March 31,2009 and December 31,2008 respectively	308	308
Common stock issuable; 600,000 March 31, 2009 and December 31, 2008	3	3
Additional paid-in capital	21,000,598	20,997,912
Deficit accumulated during the development stage	(21,264,736)	(21,135,850)
Total shareholders’ equity (deficit)	(263,827)	(137,627)
Total liabilities and stockholders’ equity (deficit)	$188,414	$257,222

Subsequent event (Note 5)
See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2009
(Unaudited)

			Cumulative
			During the
			Development
	2009	2008	Stage
Revenues	$-	$-	$2,000
Expenses
Licenses	-	-	3,379,756
Professional fees	760	75,148	3,362,324
Consulting fees	58,597	115,000	11,139,704
Research and development	18,539	95,202	2,221,249
General and administrative	44,990	47,424	1,030,075
Interest	6,000	6,000	90,162
	128,886	338,774	21,223,270
Loss from continuing operations	(128,886)	(338,774)	(21,221,270)
Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)
Net loss	$(128,886)	$(338,774)	$(21,264,736)
Net Loss per Common Share (basic and diluted)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	53,004,810	49,573,075

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to March 31, 2009
(Unaudited)

	Common Stock		Common Stock				Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	During the Development Stage	Total

Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$-	$5,000
Net loss for period	-	-	-	-	-	-	(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	-	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30	-	-	15,220	-	-	15,250
Net loss for year	-	-	-	-	-	-	(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	-	(16,937)	3,313
Net loss for year	-	-	-	-	-	-	(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	-	(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11	-	-	424,989	-	-	425,000
August 2003	300,000	2	-	-	14,998	-	-	15,000
September 2003	1,000,000	5	-	-	49,995	-	-	50,000
October 2003	1,550,000	8	-	-	619,992	-	-	620,000
Issuance of common stock for licensing rights	14,000,000	74	-	-	2,099,926	-	-	2,100,000
Common stock issuable for licensing rights	-	-	2,000,000	11	299,989	-	-	300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)	-	-	49	-	-	-
Net loss for year	-	-	-	-	-	-	(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108		(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9	-	-	991,371	-	-	991,380
May 2004	500,000	3	-	-	514,997	-	-	515,000
July 2004	159,756	1	-	-	119,694	-	-	119,695
August 2004	100,000	1	-	-	70,999	-	-	71,000
October 2004	732,400	4	-	-	479,996	-	-	480,000
November 2004	650,000	4	-	-	454,996	-	-	455,000
December 2004	255,000	1	-	-	164,425	-	-	164,426
Common stock issuable for AFGP license	-	-	1,000,000	5	709,995	-	-	710,000
Common stock issuable for Recaf License	-	-	400,000	2	223,998	-	-	224,000
Warrants granted (for 3,450,000 shares) for services, October 2004	-	-	-	-	1,716,253	-	-	1,716,253
Options granted for services, October 2004	-	-	-	-	212,734	-	-	212,734
Stock subscriptions receivable	-	-	1,800,000	10	329,990	(330,000)		-
Warrants exercised:
August 2004	-	-	50,000	-	15,000	-	-	15,000
October 2004	-	-	600,000	3	134,997	-	-	135,000
December 2004	-	-	1,000,000	5	224,995	-	-	225,000
Options exercised, December 2004	-	-	100,000	1	29,999	-	-	30,000
Net loss for period	-	-	-	-	-	-	(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$154	6,950,000	$37	$9,924,547	$(330,000)	$(10,062,590)	$(467,852)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to March 31, 2009
(Unaudited)

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

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to March 31, 2009
(Unaudited)

	Common Stock		Common Stock				Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	During the Development Stage	Total

February 2006 private placement (issued June 2006)	900,000	$5	-	$-	$352,142	$-	$-	$352,147
Warrants granted from private placement (450,000)	-	-	-	-	97,853	-	-	97,853
Issuance of common stock for Note payable conversion	529,279	3	-	-	158,780	-	-	158,783
Issuance of common stock for services:
February/March 2006 services	-	-	20,000	1	10,499	-	-	10,500
March 2006	166,359	1	(108,375)	(1)	36,750	-	-	36,750
April 2006	(1,200,000)	(6)	-	-	6	-	-	-
May 2006	1,266,278	7	(70,000)	(1)	792,750	-	-	792,756
June 2006	27,056	-	1,200,000	6	718,244	-	-	718,250
July 2006	1,200,000	6	(1,200,000)	(6)	-	-	-	-
August 2006	100,000	1	-	-	64,999	-	-	65,000
September 2006	369,984	2	(50,000)	-	209,998	-	-	210,000
November 2006	100,000	1	-	-	48,999	-	-	49,000
December 2006	7,000	-	-	-	3,010	-	-	3,010
Warrants issued (for 700,000 shares) for services	-	-	-	-	58,658	-	-	58,658
Net loss for the period	-	-	-	-	-	-	(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249
Issuance of common stock for services:
January 1007	218,834	1	-	-	119,999	-	-	120,000
March 2007	104,652	1	-	-	44,999	-	-	45,000
April 2007	187,500	1	-	-	74,999	-	-	75,000
June 2007	112,500	1	-	-	44,999	-	-	45,000
July 2007	291,812	2	-	-	112,998	-	-	113,000
August 2007	860,000	5	-	-	257,995	-	-	258,000
September 2007	1,516,275	8	-	-	457,492	-	-	457,500
October 2007	250,000	1	-	-	37,499	-	-	37,500
December 2007	535,716	1	-	-	74,999	-	-	75,000
Warrants issued for services	-	-	-	-	825,476	-	-	825,476
Cancellation of issuable stock for Recaf License	-	-	(400,000)	(5)	-	-	-	(5)
Warrant exercised – December 2007	100,000	1	-	-	43,999	-	-	44,000
Issuable common stock from Private Placement	-	-	1,190,000	6	172,494	-	-	175,500
Net loss for the year	-	-	-	-	-	-	(2,728,269)	(2,728,269)

Balance, December 31, 2007	48,444,442	$262	1,190,000	$6	$19,323,715	$-	$(19,585,032)	$(261,049)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to March 31, 2009
(Unaudited)

	Common Stock		Common Stock				Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	During the Development Stage	Total

Issuance of common stock for services:
March 2008	369,346	$2	-	$-	$133,867	$-	$-	$133,869
May 2008	395,170	2	-	-	137,723	-	-	137,725
July 2008	2,405,170	13	-	-	577,226	-	-	577,239
September 2008	186,430	1	-	-	42,878	-	-	42,879
October 2008	250,000	1	-	-	49,999	-	-	50,000
November 2008	1,018,375	5	-	-	153,495	-	-	153,500

Issuance of common stock for proceeds of $50,000 received in 2007	173,000	1	-	-	(1)	-	-	-

Stock-based compensation expense related to non-employee stock options	-	-	-	-	82,214	-	-	82,214

Warrants exercised:
September 2008	170,000	1	-	-	25,499	-	-	25,500
November 2008	100,000	1	-	-	14,999	-	-	12,314
December 2008	170,000	1	-	-	25,499	-	-	25,500

Issuance of common stock from Private Placement	3,400,000	18	(1,190,000)	(6)	337,488	-	-	337,500

Issuable common stock to Directors	-	-	600,000	3	95,997	-	-	96,000

Net loss for the year	-	-	-	-	-	-	(1,550,818)	(1,550,818)

Balance, December 31, 2008	57,081,933	308	600,000	3	20,997,912	-	(21,135,850)	(137,627)

Warrant payment adjustment	-	-	-	-	2,686	-	-	2,686

Net loss for the period	-	-	-	-	-	-	(128,886)	(128,886)

Balance, March 31, 2009	57,081,933	$308	600,000	$3	$21,000,598	-	$(21,264,736)	$(263,827)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008, and for the Period from
December 23, 1999 (Date of Inception) to March 31, 2009
(Unaudited)

	2009	2008	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for year	$(128,886)	$(338,774)	$(21,264,736)
Adjustments to reconcile net loss to net cashused in operating activities
Depreciation expense	-	255	3,388
Issuance of common stock for services and expenses	-	115,000	16,037,503
Warrants issued for consulting services	-	-	2,602,833
Stock options issued for consulting services	-		222,817
Changes in operating assets and liabilities
Prepaid expenses	57,597	66,500	57,597
Accounts payable	36,892	(7,646)	115,241
Net cash used in operating activities	(34,397)	(164,665)	(2,225,357)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short-term loan	20,500	-	37,000
Warrants exercised	2,686	-	815,000
Stock options exercised	-	-	100,500
Issuance of common stock for cash	-	337,500	980,250
Loan proceeds	-	-	300,000
Net cash provided by financing activities	23,186	337,500	2,232,750
Net change in cash	(11,211)	172,835	4,005
Cash, beginning of period	15,216	37,350
Cash, end of period	$4,005	$210,185	$4,005
Cash paid for interest	$-	$6,000	$42,703
Cash paid for income taxes	$-	$-	$-
Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	-	-	172,321
Warrants issued for prepaid consulting services	-	-	56,240
Options issued for prepaid consulting services	-	-	13,445

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

Interim Period Financial Statements

The unaudited financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles for the three months ended March 31, 2009 and 2008 and the cumulative period from December 23, 1999 to March 31, 2009 and with the instructions to Form 10-Q.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2008 and 2007.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern
As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period.    Diluted earnings per share takes into consideration the weighted average common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model.  Since the Company did not issue stock options to employees during the periods ended March 31, 2009 or 2008, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

Note 4.  Related Party Transactions

As at March 31, 2009, the Company has 600,000 shares issuable to the directors for services performed in 2008.

Note 5.  Subsequent Events

The company agreed to issue 1,700,000 common shares (1,200,000 issued) pursuant to two service contracts executed subsequent to quarter end.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Unaudited Financial Statements and related notes for the three months ended March 31, 2009 and 2008 and for the period from December 23, 1999 to March 31, 2009. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products.  The Company had $0 in revenues for the Period ending March 31, 2009

Critical Accounting Policies (cont’d…)

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

AAGP™ Invention (cont’d…)

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

Plan of Operation

Our current operations are centered around our relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. We intend to continue these efforts throughout 2009.

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

Recent Developments (cont’d…)

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

Results of Operations for the three months ended March 31, 2009 compared to March 31, 2008 are as follows:

We had $0 in net revenues for the period ending March 31, 2009.

Operating expenses from continuing operations and net loss were $128,886 for the three month period ending March 31, 2009 compared to $338,774 for the three months ending March 31, 2008.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.  Significant changes from the prior three month period include;

Professional fees deceased by $74,388 from 75,148 to 760  primarily as a result of discontinuing a contract with a legal firm requiring minimum quarterly non refundable retainers.

Consulting fees decreased by $56,403 from 15,000 to 58,897 as a result of completion of two agreements in 2008 that have  not been renewed as at March 31, 2009

Research and development costs decreased by $76,663from 95,202 to 18,539 as a result of completion of agreements in 2008 that have not been renewed as at March 31, 2009

Liquidity and Capital Resources

At March 31, 2009, we had $4,005 in cash and $188,414 in total current assets.    In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending March 31, 2009.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As defined by Rule 12b-2 of the Exchange Act, the Company is a smaller reporting company, and as such, is not required to provide the information required under this item

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

Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the period ended March 31, 2009 certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended March 31, 2009, the company used outside services to  perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

No matters were submitted to our security holders for a vote during the quarter ended March 31, 2009.

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

Signatures	Title	Date
/s/Ross L. Senior Ross L. Senior	Chief Executive Officer, President, and Chief Financial Officer	May 15, 2009