Form 10-Q
period 2009-06-30
ProtoKinetix, Inc.
filed 2009-08-06
CIK 1128189

U. S. SECURITIES AND EXCHANGE C OMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 0-32917

PROTOKINETIX, INC.

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2225 Folkstone Way West Vancouver, British Columbia Canada V7S 2Y6 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(604) 926-6627
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.0000053 par value common stock

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

62,256,433 common shares outstanding, $0.0000053 par value, at August 4, 2009.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PROTOKINETIX, INC.

Balance Sheets at June 30, 2009 and December 31, 2008

Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period from December 23, 1999 (Date of Inception) to June 30, 2009

Statements of Stockholder’s Equity for the Period from December 23, 1999 (Date of Inception) to June 30, 2009

Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the Period from December 23, 1999 (Date of Inception) June 30, 2009

Notes to Financial Statements

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2009	December 31, 2008
Current Assets
Cash	$11,371	$15,216
Prepaid expenses	324,486	242,006
Total assets	$335,857	$257,222
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$168,205	$78,349
Short-term loan	74,500	16,500
Convertible note payable (Note 2.)	300,000	300,000
Total current liabilities	542,705	394,849
Stockholders' Equity (Deficit)
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 59,931,933 and 57,081,933 shares issued and outstanding for June 30, 2009 and December 31, 2008 respectively	324	308
Common stock issuable; 600,000 December 31, 2008	-	3
Additional paid-in capital	21,234,585	20,997,912
Deficit accumulated during the development stage	(21,441,757)	(21,135,850)
Total shareholders’ equity (deficit)	(206,848)	(137,627)
Total liabilities and stockholders’ equity (deficit)	$335,857	$257,222

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008, and for the
Period from December 23, 1999 (Date of Inception) to June 30, 2009
(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative During the Development Stage
Revenues	$-	$-	$-	$-	$2,000
General and administrative expenses
Licenses	-	-	-	-	3,379,756
Professional fees	22,655	21,863	23,415	97,011	3,384,979
Consulting fees	111,923	277,593	170,520	392,593	11,251,627
Research and development	276	207,024	18,815	302,226	2,221,525
General and Administrative	36,167	102,841	81,157	150,264	1,066,242
Interest	6,000	6,000	12,000	12,000	96,162

	177,021	615,321	305,907	954,094	21,400,291
Loss from continuing operations	(177,021)	(615,321)	(305,907)	(954,094)	(21,398,291)
Discontinued Operations

Loss from operations of the discontinued segment	-	-	-	-	(43,466)
Net loss	$(177,021)	$(615,321)	$(305,907)	$(954,094)	$(21,441,757)

Net Loss per Share (basic and fully diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding	57,081,933	52,520,628	57,462,261	51,292,277

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to June 30, 2009
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
For the Period from December 23, 1999 (Date of Inception) to June 30, 2009
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
For the Period from December 23, 1999 (Date of Inception) to June 30, 2009
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

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to June 30, 2009
(Unaudited)

	Common Stock		Common Stock				Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	During the Development Stage	Total

Issuance of common stock for services:
March 2008	369,346	$2	-	$-	$133,867	$-	$-	$133,869
May 2008	395,170	2	-	-	137,723	-	-	137,725
July 2008	2,405,170	13	-	-	577,226	-	-	577,239
September 2008	186,430	1	-	-	42,878	-	-	42,879
October 2008	250,000	1	-	-	49,999	-	-	50,000
November 2008	1,018,375	5	-	-	153,495	-	-	153,500

Issuance of common stock for proceeds of $50,000 received in 2007	173,000	1	-	-	(1)	-	-	-
Stock-based compensation expense related to non-employee stock options	-	-	-	-	82,214	-	-	82,214

Warrants exercised:
September 2008	170,000	1	-	-	25,499	-	-	25,500
November 2008	100,000	1	-	-	12,313	-	-	12,314
December 2008	170,000	1	-	-	25,499	-	-	25,500

Issuance of common stock from Private Placement	3,400,000	18	(1,190,000)	(6)	337,488	-	-	337,500
Issuable common stock to Directors	-	-	600,000	3	95,997	-	-	96,000

Net loss for the year	-	-	-	-	-	-	(1,550,818)	(1,550,818)

Balance, December 31, 2008	57,081,933	308	600,000	3	20,997,912	-	(21,135,850)	(137,627)

Warrant exercise proceeds	-	-	-	-	2,686	-	-	2,686
Issuance of common stock for services:
April 2009	1,200,000	6	-	-	131,994	-	-	132,000
May 2009	500,000	3	-	-	49,997	-	-	50,000
June 2009	300,000	3	-	-	26,997	-	-	27,000

Issuance of common stock from Privatle Placement	250,000	1	-		24,999	-	-	25,000
Issuance common stock to Directors	600,000	3	(600,000)	(3)	-	-	-	-

Net loss for the period	-	-	-	-	-	-	(305,907)	(305,907)

Balance, June 30, 2009	59,931,933	$324	-	$3	$21,234,585	-	(21,487,840)	$(252,931)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008, and for the Period from
December 23, 1999 (Date of Inception) to June 30, 2009
(Unaudited)

	2009	2008	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$(305,907)	$(954,094)	$(21,441,757)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	426	3,388
Issuance of common stock for services and expenses	126,520	1,082,500	16,164,023
Warrants issued for consulting services	-	-	2,602,833
Stock options issued for consulting services	-	-	222,817
Changes in operating assets and liabilities
Prepaid expenses	-	(317,500)	-
Accounts payable	89,856	(108,397)	168,205
Net cash used in operating activities	(89,531)	(297,065)	(2,280,491)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short-term loan	58,000	-	74,500
Warrants exercised	2,686	-	815,000
Stock options exercised	-	-	100,500
Issuance of common stock for cash	25,000	337,500	1,005,250
Loan proceeds	-	-	300,000
Net cash provided by financing activities	85,686	337,500	2,295,250
Net change in cash	(3,845)	40,435	11,371
Cash, beginning of period	15,216	37,350	-
Cash, end of period	$11,371	$77,785	$11,371
Cash paid for interest	$-	$12,000	$42,703
Cash paid for income taxes	$-	$-	$-
Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock for prepaid consulting services	176,667	-	324,486

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

Interim Period Financial Statements

The unaudited financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles for the three months ended June 30, 2009 and 2008 and the cumulative period from December 23, 1999 to June 30, 2009 and with the instructions to Form 10-Q.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2008 and 2007.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern
As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model.  Since the Company did not issue stock options to employees during the periods ended June 30, 2009 or 2008, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

The Company issued 600,000 shares to the directors for services performed in 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Unaudited Financial Statements and related notes for the six months ended June 30, 2009 and 2008 and for the period from December 23, 1999 to June 30, 2009. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products.  The Company had $0 in revenues for the Period ending June 30, 2009

Critical Accounting Policies (cont’d…)

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

Results of Operations for the six months ended June 30, 2009 compared to June 30, 2008 are as follows:

We had $0 in net revenues for the period ending June 30, 2009.

Operating expenses from continuing operations and net loss were $305,907 for the six month period ending June 30, 2009 compared to $954,094 for the six months ending June 30, 2008.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.  Significant changes from the prior six month period include;

Professional fees decreased by $73,596 from $97,011 to $23,415  primarily as a result of discontinuing a contract with a legal firm requiring minimum quarterly non refundable retainers.

Consulting fees decreased by $222,073 from $392,593 to $170,520 as a result of completion of agreements in 2008 that have  not been renewed as at June 30, 2009

Research and development costs decreased by $283,411 from $302,226 to $18,815 as a result of completion of agreements in 2008 that have not been renewed as at June 30, 2009

Liquidity and Capital Resources

At June 30, 2009, we had $11,371 in cash and $335,857 in total current assets.    In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending June 30, 2009.

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

Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the period ended June 30, 2009 certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended June 30, 2009, the company used outside services to  perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

On April 21, 2009, we issued 1,200,000 common shares to consultants in connection with consulting agreements.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On May 21, 2009, we issued 500,000 common shares to a consultant in connection with a consulting agreement.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On May 21, 2008, we issued a total of 250,000 common shares and warrants to an investor in connection with a private placement for a total sales price of $25,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On May 21, 2009, we issued 600,000 common shares to directors.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On June 26, 2009, we issued 300,000 common shares to consultants in connection with consulting agreements.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

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

No matters were submitted to our security holders for a vote during the quarter ended June 30, 2009.

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

Signatures	Title	Date

/s/Ross L. Senior Ross L. Senior	Chief Executive Officer, President, and Chief Financial Officer	August 1, 2009