Form 10-Q
period 2009-09-30
ProtoKinetix, Inc.
filed 2009-11-13
CIK 1128189

U. S. SECURITIES AND EXCHANGE C OMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

68,156,433 common shares outstanding, $0.0000053 par value, at November 13, 2009.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PROTOKINETIX, INC.

Balance Sheets at September 30, 2009 and December 31, 2008

Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and for the period from December 23, 1999 (Date of Inception) to September 30, 2009

Statements of Stockholder’s Equity for the Period from December 23, 1999 (Date of Inception) to September 30, 2009

Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the Period from December 23, 1999 (Date of Inception) to September 30, 2009

Notes to Financial Statements

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2009	December 31, 2008
Current Assets
Cash	$25,831	$15,216
Prepaid expenses	275,209	242,006
Total assets	$301,040	$257,222
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$105,216	$78,349
Short-term loan	97,250	16,500
Convertible note payable (Note 2.)	300,000	300,000
Total current liabilities	502,466	394,849
Stockholders' Equity (Deficit)
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 61,756,433 and 57,081,933 shares issued and outstanding for September 30, 2009 and December 31, 2008 respectively	335	308
Common stock issuable; 600,000 December 31, 2008	-	3
Additional paid-in capital	21,519,984	20,997,912
Deficit accumulated during the development stage	(21,721,745)	(21,135,850)
Total shareholders’ equity (deficit)	(201,426)	(137,627)
Total liabilities and stockholders’ equity (deficit)	$301,040	$257,222

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2009
(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative During the Development Stage
Revenues	$-	$-	$-	$-	$2,000
General and administrative expenses
Licenses	-	-	-	-	3,379,756
Professional fees	3,861	42,156	27,275	139,167	3,388,839
Consulting fees	229,687	223,750	400,207	616,343	11,481,314
Research and development	1,338	87,275	20,153	389,501	2,222,863
General and Administrative	39,102	73,026	120,260	220,596	1,105,345
Interest	6,000	6,000	18,000	18,000	102,162

	279,988	432,207	585,895	1,383,607	21,680,279
Loss from continuing operations	(279,988)	(432,207)	(585,895)	(1,383,607)	(21,678,279)
Discontinued Operations
Loss from operations of the discontinued segment	-	-	-	-	(43,466)
Net loss	$(279,988)	$(432,207)	$(585,895)	$(1,383,607)	$(21,721,745)

Net Loss per Share (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding	61,169,096	52,520,628	58,976,121	51,292,277

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 23, 1999 (Date of Inception) to September 30, 2009
(Unaudited)

	Common Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Development Stage
	Shares	Amount	Issuable Shares	Amount				Total

Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$-	$5,000
Net loss for period	-	-	-	-	-	-	(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	-	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30	-	-	15,220	-	-	15,250
Net loss for year	-	-	-	-	-	-	(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	-	(16,937)	3,313
Net loss for year	-	-	-	-	-	-	(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	-	(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11	-	-	424,989	-	-	425,000
August 2003	300,000	2	-	-	14,998	-	-	15,000
September 2003	1,000,000	5	-	-	49,995	-	-	50,000
October 2003	1,550,000	8	-	-	619,992	-	-	620,000
Issuance of common stock for licensing rights	14,000,000	74	-	-	2,099,926	-	-	2,100,000
Common stock issuable for licensing rights	-	-	2,000,000	11	299,989	-	-	300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)	-	-	49	-	-	-
Net loss for year	-	-	-	-	-	-	(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108		(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9	-	-	991,371	-	-	991,380
May 2004	500,000	3	-	-	514,997	-	-	515,000
July 2004	159,756	1	-	-	119,694	-	-	119,695
August 2004	100,000	1	-	-	70,999	-	-	71,000
October 2004	732,400	4	-	-	479,996	-	-	480,000
November 2004	650,000	4	-	-	454,996	-	-	455,000
December 2004	255,000	1	-	-	164,425	-	-	164,426
Common stock issuable for AFGP license	-	-	1,000,000	5	709,995	-	-	710,000
Common stock issuable for Recaf License	-	-	400,000	2	223,998	-	-	224,000
Warrants granted (for 3,450,000 shares) for services, October 2004	-	-	-	-	1,716,253	-	-	1,716,253
Options granted for services, October 2004	-	-	-	-	212,734	-	-	212,734
Stock subscriptions receivable	-	-	1,800,000	10	329,990	(330,000)		-
Warrants exercised:
August 2004	-	-	50,000	-	15,000	-	-	15,000
October 2004	-	-	600,000	3	134,997	-	-	135,000
December 2004	-	-	1,000,000	5	224,995	-	-	225,000
Options exercised, December 2004	-	-	100,000	1	29,999	-	-	30,000
Net loss for period	-	-	-	-	-	-	(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$154	6,950,000	$37	$9,924,547	$(330,000)	$(10,062,590)	$(467,852)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to September 30, 2009
(Unaudited)

	Common Stock		Common Stock				Deficit
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated During the Development Stage	Total

Issuance of stock subscriptions receivable	-	$-	-	$-	$-	$240,000	$-	$240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)	-	-	-	-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)	-	-	-	-
Options exercised:
February 2005	-	-	35,000	1	10,499	-	-	10,500
May 2005	200,000	1	-	-	59,999	-	-	60,000
Note payable conversion, February 2005	-	-	285,832	1	85,749	-	-	85,750
Issuance of common stock for Note payable conversion:
April 2005	285,832	1	(285,832)	(1)	-	-	-	-
May 2005	353,090	2	-	-	105,925	-	-	105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)	-	-	-	-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)	-	90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)	-	-	-	-

Issuance of common stock for services:
April 2005	30,000	1	-	-	14,999	-	-	15,000
May 2005	3,075,000	15	-	-	3,320,985	-	-	3,321,000
June 2005	50,000	1	-	-	50,499	-	-	50,500
August 2005	(250,000)	(1)	-	-	(257,499)	-	-	(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000	-	-	15,000
October 2005	36,233	1	(36,233)	(1)	-	-	-	-
November 2005	311,725	2	(245,000)	(1)	36,249	-	-	36,250
December 2005	1,220,000	8	-	-	756,392	-	-	756,400
Common stock issuable for services rendered:
June 2005	-	-	200,000	1	149,999	-	-	150,000
August 2005	-	-	36,233	1	21,739	-	-	21,740
September 2005	-	-	125,000	1	74,999	-	-	75,000
September 2005 (Proteocell)	-	-	100,000	1	57,999	-	-	58,000
December 2005	-	-	120,968	1	74,999	-	-	75,000
Net loss for the year	-	-	-	-	-	-	(4,826,540)	(4,826,540)

Balance, December 31, 2005	40,801,197	$220	608,375	$6	$14,503,079	$-	$(14,889,130)	$(385,825)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to September 30, 2009
(Unaudited)

	Common Stock		Common Stock				Deficit
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated During the Development Stage	Total

February 2006 private placement (issued June 2006)	900,000	$5	-	$-	$352,142	$-	$-	$352,147
Warrants granted from private placement (450,000)	-	-	-	-	97,853	-	-	97,853
Issuance of common stock for Note payable conversion	529,279	3	-	-	158,780	-	-	158,783
Issuance of common stock for services:
February/March 2006 services	-	-	20,000	1	10,499	-	-	10,500
March 2006	166,359	1	(108,375)	(1)	36,750	-	-	36,750
April 2006	(1,200,000)	(6)	-	-	6	-	-	-
May 2006	1,266,278	7	(70,000)	(1)	792,750	-	-	792,756
June 2006	27,056	-	1,200,000	6	718,244	-	-	718,250
July 2006	1,200,000	6	(1,200,000)	(6)	-	-	-	-
August 2006	100,000	1	-	-	64,999	-	-	65,000
September 2006	369,984	2	(50,000)	-	209,998	-	-	210,000
November 2006	100,000	1	-	-	48,999	-	-	49,000
December 2006	7,000	-	-	-	3,010	-	-	3,010
Warrants issued (for 700,000 shares) for services	-	-	-	-	58,658	-	-	58,658
Net loss for the period	-	-	-	-	-	-	(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249
Issuance of common stock for services:
January 2007	218,834	1	-	-	119,999	-	-	120,000
March 2007	104,652	1	-	-	44,999	-	-	45,000
April 2007	187,500	1	-	-	74,999	-	-	75,000
June 2007	112,500	1	-	-	44,999	-	-	45,000
July 2007	291,812	2	-	-	112,998	-	-	113,000
August 2007	860,000	5	-	-	257,995	-	-	258,000
September 2007	1,516,275	8	-	-	457,492	-	-	457,500
October 2007	250,000	1	-	-	37,499	-	-	37,500
December 2007	535,716	1	-	-	74,999	-	-	75,000
Warrants issued for services	-	-	-	-	825,476	-	-	825,476
Cancellation of issuable stock for Recaf License	-	-	(400,000)	(5)	-	-	-	(5)
Warrant exercised – December 2007	100,000	1	-	-	43,999	-	-	44,000
Issuable common stock from Private Placement	-	-	1,190,000	6	172,494	-	-	175,500
Net loss for the year	-	-	-	-	-	-	(2,728,269)	(2,728,269)

Balance, December 31, 2007	48,444,442	$262	1,190,000	$6	$19,323,715	$-	$(19,585,032)	$(261,049)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to September 30, 2009
(Unaudited)

	Common Stock		Common Stock				Deficit
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated During the Development Stage	Total

Issuance of common stock for services:
March 2008	369,346	$2	-	$-	$133,867	$-	$-	$133,869
May 2008	395,170	2	-	-	137,723	-	-	137,725
July 2008	2,405,170	13	-	-	577,226	-	-	577,239
September 2008	186,430	1	-	-	42,878	-	-	42,879
October 2008	250,000	1	-	-	49,999	-	-	50,000
November 2008	1,018,375	5	-	-	153,495	-	-	153,500

Issuance of common stock for proceeds of $50,000 received in 2007	173,000	1	-	-	(1)	-	-	-
Stock-based compensation expense related to non-employee stock options	-	-	-	-	82,214	-	-	82,214

Warrants exercised:
September 2008	170,000	1	-	-	25,499	-	-	25,500
November 2008	100,000	1	-	-	12,313	-	-	12,314
December 2008	170,000	1	-	-	25,499	-	-	25,500

Issuance of common stock from Private Placement	3,400,000	18	(1,190,000)	(6)	337,488	-	-	337,500
Issuable common stock to Directors	-	-	600,000	3	95,997	-	-	96,000

Net loss for the year	-	-	-	-	-	-	(1,550,818)	(1,550,818)

Balance, December 31, 2008	57,081,933	308	600,000	3	20,997,912	-	(21,135,850)	(137,627)

Warrant exercise proceeds	-	-	-	-	2,686	-	-	2,686
Issuance of common stock for services:
April 2009	1,200,000	6	-	-	131,994	-	-	132,000
May 2009	500,000	3	-	-	49,997	-	-	50,000
June 2009	300,000	3	-	-	26,997	-	-	27,000
July 2009	1,324,500	8	-	-	235,402	-	-	235,410
Issuance of common stock from Private Placement – May 2009	250,000	1	-		24,999	-	-	25,000
Issuance of common stock from Private Placement – July 2009	500,000	3	-		49,997	-	-	50,000
Issuance of common stock to Directors	600,000	3	(600,000)	(3)	-	-	-	-

Net loss for the period	-	-	-	-	-	-	(585,895)	(585,895)

Balance, September 30, 2009	61,756,433	$335	-	$3	$21,519,984	-	(21,721,745)	$(201,426)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008, and for the Period from
December 23, 1999 (Date of Inception) to September 30, 2009
(Unaudited)

	2009	2008	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$(585,895)	$(1,383,607)	$(21,721,745)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and Depreciation expense	-	426	3,388
and issuance of common stock for services and expenses	411,207	1,182,500	16,448,710
Warrants issued for consulting services	-	-	2,602,833
Stock options issued for consulting services	-	-	222,817
Changes in operating assets and liabilities
Prepaid expenses	-	(103,750)	-
Accounts payable	26,867	(58,385)	105,216
Net cash used in operating activities	(147,821)	(362,816)	(2,338,781)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short-term loan	80,750	-	97,250
Warrants exercised	2,686	-	815,000
Stock options exercised	-	25,500	100,500
Issuance of common stock for cash	75,000	337,500	1,055,250
Loan proceeds	-	-	300,000
Net cash provided by financing activities	158,436	363,000	2,368,000
Net change in cash	10,615	184	25,831
Cash, beginning of period	15,216	37,350	-
Cash, end of period	$25,831	$37,534	$25,831
Cash paid for interest	$7,819	$18,000	$50,522
Cash paid for income taxes	$-	$-	$-
Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock for prepaid consulting services	153,475	-	275,209

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

Interim Period Financial Statements

The unaudited financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles for the three months ended September 30, 2009 and 2008 and the cumulative period from December 23, 1999 to September 30, 2009 and with the instructions to Form 10-Q.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2008 and 2007.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern
As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value Measurement

Under FASB ASC Topic 820, Fair Value Measurement and Disclosures, based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

In general, fair values determined by Level 1 inputs quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair value determined by Level 2 inputs utilize observable inputs other Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.  Fair values determined by Level 3 inputs are observable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values.

Description	Fair Value at September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash	$25,831	$25,831	$-
Assets measured at fair value at September 30, 2009	$25,831	$25,831	$-

Liabilities:
Accounts Payable	$105,216	$-	$105,216
Short-Term Loan	$97,250	$-	$97,250
Convertible Note Payable	$300,000	$-	$300,000
Liabilities measured at fair value at September 30, 2009	$502,466	$-	$502,466

Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to valuation of equity related instruments issued.

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

Stock Based Compensation

The Company accounts for stock based compensation which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model.  Since the Company did not issue stock options to employees during the periods ended September 30, 2009 or 2008.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

Note 5.  Subsequent Events

The company issued 1,500,000 shares to Directors and Officers for services rendered during 2009 and 5,100,000 shares to various consultants pursuant to consulting agreements.  Management has evaluated subsequent events and any required disclosures through November 13, 2009, which is the date this quarterly report on Form 10-Q was submitted for filing with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Unaudited Financial Statements and related notes for the nine months ended September 30, 2009 and 2008 and for the period from December 23, 1999 to September 30, 2009. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products.  The Company had $0 in revenues for the Period ending September 30, 2009

Critical Accounting Policies (cont’d…)

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

Cell Lines Tested

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

Recent Developments (cont’d…)

On March 18, 2008, in order to accommodate our current growth and to take advantage of our current opportunities, we opened an office in Washington, D.C. Our new office will serve as a central hub to access the multiple government and non-government health related agencies. Our Washington, D.C. office will enable our business development team to accelerate strategic relationships required to optimize the value of the many applications of AAGP™.

Sales and Marketing

We are not currently selling or marketing any products.

Results of Operations for the nine months ended September 30, 2009 compared to September 30, 2008 are as follows:

We had $0 in net revenues for the period ending September 30, 2009.

Operating expenses from continuing operations and net loss were $585,895 for the nine month period ending September 30, 2009 compared to $1,383,607 for the nine months ending September 30, 2008.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.  Significant changes from the prior six month period include;

Professional fees decreased by $111,892 from $139,167 to $27,275  primarily as a result of discontinuing a contract with a legal firm requiring minimum quarterly non refundable retainers.

Consulting fees decreased by $216,136 from $616,343 to $400,207 as a result of completion of agreements in 2008 that have  not been renewed as at September 30, 2009

Research and development costs decreased by $369,348 from $389,501 to $20,153 as a result of completion of agreements in 2008 that have not been renewed as at September 30, 2009

Liquidity and Capital Resources

At September 30, 2009, we had $25,831 in cash and $301,040 in total current assets.    In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending September 30, 2009.

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

Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the period ended September 30, 2009 certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended September 30, 2009, the company used outside services to  perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

On May 21, 2009, we issued a total of 250,000 common shares and warrants to an investor in connection with a private placement for a total sales price of $25,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

On July 23, 2009, we issued 100,000 common shares to a consultant in connection with a consulting agreement.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On July 30, 2009, we issued a total of 500,000 common shares and warrants to an investor in connection with a private placement for a total sales price of $50,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On July 30, 2009, we issued 1,224,500 common shares to consultants in connection with consulting agreements.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation

Pursuant to Item 3.02 of Form 8-K, because the Company is a small business issuer and all of the above issuances, in the aggregate, equal less than 5% of the number of common shares issued and outstanding (based on the number of issued and outstanding shares identified in the Company's last periodic report), these sales were not reported in a Form 8-K.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the quarter ended September 30, 2009.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	August 1, 2009
Ross L. Senior	Chief Financial Officer