Form 10-K
period 2009-12-31
ProtoKinetix, Inc.
filed 2010-03-11
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-32917

PROTOKINETIX, INC.
(Name of small business issuer as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2225 Folkestone Way
West Vancouver, British Columbia Canada V7S 2Y6

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 6,404,170 based upon the closing price of our common stock which was $0.09 on March 9, 2010.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 7,200,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2010, there were 71,157,433 shares of our common stock were issued and outstanding.

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
_________________________

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products.  The Company had $0 in revenues for the year ended December 31, 2009.

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

Although there is no such immediate need to make any regulatory filing in the United States or other jurisdictions, the Company has limited or no experience with regard to obtaining FDA or other required regulatory approvals. The Company intends to retain the services of appropriately experienced consultants. For this reason, should our research efforts continue to show promise, we will need to hire consultants to assist the Company with such governmental regulations.

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

There was no vote by shareholders without a meeting and no shareholder meetings were held during the year ended December 31, 2009.

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

2009	Low	High
First Quarter	$.09	$.17
Second Quarter	.07	.13
Third Quarter	.08	.18
Fourth Quarter	.07	.11

2008	Low	High
First Quarter	$.14	$.52
Second Quarter	.30	.40
Third Quarter	.20	.33
Fourth Quarter	.12	.23

Holders

As of March 9, 2010, there were approximately 69 shareholders of record of the company's Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There have been no sales of unregistered securities during calendar 2009 which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

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

On October 6, 2009, we issued 400,000 common shares to a consultant in connection with a consulting agreement.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On October 1, 2009, our Board of Directors’ authorized the issuance of 6,100,000 common shares in connection services provided by directors, officers and consultants.  Those shares are in lieu of cash payments for services rendered. We issued the common shares on October 28, 2009 and were considered exempt transactions under Regulation S.

On December 7, 2009, we issued 756,000 common shares to consultants in connection with consulting agreements.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

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

Year Ended December 31,	2005	2006	2007	2008	2009

Statement of Operations Data:
Revenue	$-	$2,000	$-	$-	$-
Operating expenses:
Research and licensing	410,650	180,709	996,538	405,281	175,958
Consulting and Professional	4,248,862	1,582,219	1,553,000	843,080	862,181
General and Administrative	169,028	204,705	178,731	302,457	231,970
Total operating expenses	4,826,540	1,967,633	2,728,269	1,550,818	1,270,109
Net loss	(4,826,540)	(1,965,633)	(2,728,269)	(1,550,818)	(1,270,109)
Net loss per share:
Basic and diluted	(0.13)	(0.05)	(0.06)	(0.03)	(0.02)
Weighted average number of shares	38,598,215	43,233,617	45,749,464	53,004,810	60,822,963

Year Ended December 31,	2005	2006	2007	2008	2009

Balance Sheet Data:
Cash	$96,571	$166,115	$37,350	15,216	22,788
Total assets	111,771	613,950	147,776	257,222	263,410
Convertible note payable	123,323	-	300,000	300,000	300,000
Common stock and additional paid-in capital	14,503,305	16,997,354	19,323,983	20,998,223	22,157,049
Total stockholders’ equity	(385,825)	199,249	(261,049)	(137,627)	(248,910)

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2009. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

Quarter Ended	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
Statements of Operations Data:

Revenue	$-	$-	$-	$-	$-	$-	$-	$-
Operating expenses:
Research and licensing	95,202	207,024	87,275	15,780	18,539	276	1,338	155,805
Consulting and Professional	190,148	299,456	265,906	87,570	59,357	134,578	233,548	434,698
General and Administrative	53,424	108,841	76,332	63,860	50,990	42,167	45,102	93,711
Total operating expenses	338,774	615,321	429,513	167,210	128,886	177,021	279,988	684,214
Net loss	(338,774)	(615,321)	(429,513)	(167,210)	(128,886)	(177,021)	(279,988)	(684,214)
Net loss per share:
Basic and diluted	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Weighted average number of shares (in thousands)	49,573	52,521	55,822	53,005	53,005	57,082	61,169	60,823

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are as follows:

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

The Company accounted for stock compensation arrangements with non-employees in accordance with “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock option is estimated using the Black-Scholes valuation model and the compensation charges are amortized over the vesting period.

Expenses

Our expenses in 2009 were $1,270,109 which consisted of $59,907 in professional legal and accounting expenses. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  These professional consulting fees amounted to $802,274.  These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities. Additional professional consulting fees have been included in product research and development totaling $175,958.

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

Liquidity and Capital Resources

At December 31, 2009, we had $22,788 in cash and $263,410 in total current assets.  As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2009.

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

Results of Operations for the Year Ended December 31, 2009.

We had $0 in net revenues.

We had a $1,270,109 net loss from operations for 2009.

Our expenses in 2009 were $1,270,109 which consisted of $59,907 in professional legal and accounting expenses. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  These professional consulting fees amounted to $802,274.  These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities. Additional professional consulting fees have been included in product research and development totaling $175,958.

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

DECEMBER 31, 2009

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

We have audited the accompanying balance sheets of Protokinetix, Inc. (a development stage company (“the Company”)) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 and for the period from December 23, 1999 (date of inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protokinetix, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period from December 23, 1999 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

March 9, 2010

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947  Fax (604) 687-6172

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEETS
As at December 31,

ASSETS	2009	2008
Current Assets
Cash	$22,788	$15,216
Prepaid expenses	240,622	242,006

Total current assets and total assets	$263,410	$257,222

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$115,070	$78,349
Short-term loan (Note 3.)	97,250	16,500
Convertible note payable (Note 4.)	300,000	300,000
Total current liabilities	512,320	394,849
Stockholders' Deficit
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 68,812,433 and 57,081,933 shares issued and outstanding for 2009 and 2008 respectively	372	308
Common stock issuable; 600,000 shares	-	3
Share subscription received in advance	71,250	-
Additional paid-in capital	22,085,427	20,997,912
Deficit accumulated during the development stage	(22,405,959)	(21,135,850)
Total stockholders’ deficit	(248,910)	(137,627)
Total liabilities and stockholders’ deficit	$263,410	$257,222

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2009

			Cumulative
			During the
			Development
	2009	2008	Stage
Revenues	$-	$-	$2,000
Expenses
Licenses	-	-	3,379,756
Professional fees	59,907	130,052	3,421,471
Consulting fees	802,274	713,028	11,883,381
Research and development	175,958	405,281	2,378,668
General and administrative	207,970	278,457	1,193,055
Interest	24,000	24,000	108,162
	1,270,109	1,550,818	22,364,493
Loss from continuing operations	(1,270,109)	(1,550,818)	(22,362,493)
Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)
Net loss for the period	$(1,270,109)	$(1,550,818)	$(22,405,959)
Net Loss per Common Share (basic and diluted)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding (basic and diluted)	60,822,963	57,081,933

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2009

	Common Stock		Common Stock			Stock Subscriptions	Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Received in Advance (Receivable)	During the Development Stage	Total

Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$-	$5,000
Net loss for the period	-	-	-	-	-	-	(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	-	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30	-	-	15,220	-	-	15,250
Net loss for the year	-	-	-	-	-	-	(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	-	(16,937)	3,313
Net loss for the year	-	-	-	-	-	-	(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	-	(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11	-	-	424,989	-	-	425,000
August 2003	300,000	2	-	-	14,998	-	-	15,000
September 2003	1,000,000	5	-	-	49,995	-	-	50,000
October 2003	1,550,000	8	-	-	619,992	-	-	620,000
Issuance of common stock for licensing rights	14,000,000	74	-	-	2,099,926	-	-	2,100,000
Common stock issuable for licensing rights	-	-	2,000,000	11	299,989	-	-	300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)	-	-	49	-	-	-
Net loss for the year	-	-	-	-	-	-	(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108		(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9	-	-	991,371	-	-	991,380
May 2004	500,000	3	-	-	514,997	-	-	515,000
July 2004	159,756	1	-	-	119,694	-	-	119,695
August 2004	100,000	1	-	-	70,999	-	-	71,000
October 2004	732,400	4	-	-	479,996	-	-	480,000
November 2004	650,000	4	-	-	454,996	-	-	455,000
December 2004	255,000	1	-	-	164,425	-	-	164,426
Common stock issuable for AFGP license	-	-	1,000,000	5	709,995	-	-	710,000
Common stock issuable for Recaf License	-	-	400,000	2	223,998	-	-	224,000
Warrants granted (for 3,450,000 shares) for services, October 2004	-	-	-	-	1,716,253	-	-	1,716,253
Options granted for services, October 2004	-	-	-	-	212,734	-	-	212,734
Stock subscriptions receivable	-	-	1,800,000	10	329,990	(330,000)		-
Warrants exercised:
August 2004	-	-	50,000	-	15,000	-	-	15,000
October 2004	-	-	600,000	3	134,997	-	-	135,000
December 2004	-	-	1,000,000	5	224,995	-	-	225,000
Options exercised, December 2004	-	-	100,000	1	29,999	-	-	30,000
Net loss for the year	-	-	-	-	-	-	(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$154	6,950,000	$37	$9,924,547	$(330,000)	$(10,062,590)	$(467,852)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2009

	Common Stock		Common Stock			Stock Subscriptions	Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Received in Advance (Receivable)	During the Development Stage	Total

Issuance of stock subscriptions receivable	-	$-	-	$-	$-	$240,000	$-	$240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)	-	-	-	-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)	-	-	-	-
Options exercised:
February 2005	-	-	35,000	1	10,499	-	-	10,500
May 2005	200,000	1	-	-	59,999	-	-	60,000
Note payable conversion, February 2005	-	-	285,832	1	85,749	-	-	85,750
Issuance of common stock for Note payable conversion:
April 2005	285,832	1	(285,832)	(1)	-	-	-	-
May 2005	353,090	2	-	-	105,925	-	-	105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)	-	-	-	-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)	-	90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)	-	-	-	-
Issuance of common stock for services:
April 2005	30,000	1	-	-	14,999	-	-	15,000
May 2005	3,075,000	15	-	-	3,320,985	-	-	3,321,000
June 2005	50,000	1	-	-	50,499	-	-	50,500
August 2005	(250,000)	(1)	-	-	(257,499)	-	-	(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000	-	-	15,000
October 2005	36,233	1	(36,233)	(1)	-	-	-	-
November 2005	311,725	2	(245,000)	(1)	36,249	-	-	36,250
December 2005	1,220,000	8	-	-	756,392	-	-	756,400
Common stock issuable for services rendered:
June 2005	-	-	200,000	1	149,999	-	-	150,000
August 2005	-	-	36,233	1	21,739	-	-	21,740
September 2005	-	-	125,000	1	74,999	-	-	75,000
September 2005 (Proteocell)	-	-	100,000	1	57,999	-	-	58,000
December 2005	-	-	120,968	1	74,999	-	-	75,000
Net loss for the year	-	-	-	-	-	-	(4,826,540)	(4,826,540)

Balance, December 31, 2005	40,801,197	$220	608,375	$6	$14,503,079	$-	$(14,889,130)	$(385,825)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2009

	Common Stock		Common Stock			Stock Subscriptions	Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Received in Advance (Receivable)	During the Development Stage	Total

February 2006 private placement (issued June 2006)	900,000	$5	-	$-	$352,142	$-	$-	$352,147
Warrants granted from private placement (450,000)	-	-	-	-	97,853	-	-	97,853
Issuance of common stock for Note payable conversion	529,279	3	-	-	158,780	-	-	158,783
Issuance of common stock for services:
February/March 2006 services	-	-	20,000	1	10,499	-	-	10,500
March 2006	166,359	1	(108,375)	(1)	36,750	-	-	36,750
April 2006	(1,200,000)	(6)	-	-	6	-	-	-
May 2006	1,266,278	7	(70,000)	(1)	792,750	-	-	792,756
June 2006	27,056	-	1,200,000	6	718,244	-	-	718,250
July 2006	1,200,000	6	(1,200,000)	(6)	-	-	-	-
August 2006	100,000	1	-	-	64,999	-	-	65,000
September 2006	369,984	2	(50,000)	-	209,998	-	-	210,000
November 2006	100,000	1	-	-	48,999	-	-	49,000
December 2006	7,000	-	-	-	3,010	-	-	3,010
Warrants issued (for 700,000 shares) for services	-	-	-	-	58,658	-	-	58,658
Net loss for the year	-	-	-	-	-	-	(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249
Issuance of common stock for services:
January 2007	218,834	1	-	-	119,999	-	-	120,000
March 2007	104,652	1	-	-	44,999	-	-	45,000
April 2007	187,500	1	-	-	74,999	-	-	75,000
June 2007	112,500	1	-	-	44,999	-	-	45,000
July 2007	291,812	2	-	-	112,998	-	-	113,000
August 2007	860,000	5	-	-	257,995	-	-	258,000
September 2007	1,516,275	8	-	-	457,492	-	-	457,500
October 2007	250,000	1	-	-	37,499	-	-	37,500
December 2007	535,716	1	-	-	74,999	-	-	75,000
Warrants issued for services	-	-	-	-	825,476	-	-	825,476
Cancellation of issuable stock for Recaf License	-	-	(400,000)	(5)	-	-	-	(5)
Warrants exercised – December 2007	100,000	1	-	-	43,999	-	-	44,000
Issuable common stock from Private Placement	-	-	1,190,000	6	172,494	-	-	172,500
Net loss for the year	-	-	-	-	-	-	(2,728,269)	(2,728,269)

Balance, December 31, 2007	48,444,442	$262	1,190,000	$6	$19,323,715	$-	$(19,585,032)	$(261,049)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2009

	Common Stock		Common Stock			Stock Subscriptions	Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Received in Advance (Receivable)	During the Development Stage	Total

Issuance of common stock for services:
March 2008	369,346	$2	-	$-	$133,867	$-	$-	$133,869
May 2008	395,170	2	-	-	137,723	-	-	137,725
July 2008	2,405,170	13	-	-	577,226	-	-	577,239
September 2008	186,430	1	-	-	42,878	-	-	42,879
October 2008	250,000	1	-	-	49,999	-	-	50,000
November 2008	1,018,375	5	-	-	153,495	-	-	153,500
Issuance of common stock for proceeds of $50,000 received in 2007	173,000	1	-	-	(1)	-	-	-
Stock-based compensation expense related to non-employee stock options	-	-	-	-	82,214	-	-	82,214
Warrants exercised:
September 2008	170,000	1	-	-	25,499	-	-	25,500
November 2008	100,000	1	-	-	12,313	-	-	12,314
December 2008	170,000	1	-	-	25,499	-	-	25,500

Issuance of common stock from Private Placement	3,400,000	18	(1,190,000)	(6)	337,488	-	-	337,500
Issuable common stock to Directors	-	-	600,000	3	95,997	-	-	96,000

Net loss for the year	-	-	-	-	-	-	(1,550,818)	(1,550,818)

Balance, December 31, 2008	57,081,933	308	600,000	3	20,997,912	-	(21,135,850)	(137,627)
Issuance of common stock for services:
April 2009	1,200,000	6	-	-	134,680	-	-	134,686
May 2009	500,000	3	-	-	49,997	-	-	50,000
June 2009	300,000	3	-	-	26,997	-	-	27,000
July 2009	1,324,500	8	-	-	235,402	-	-	235,410
October 2009	5,050,000	27	-	-	379,973	-	-	380,000
December 2009	756,000	4	-	-	60,476	-	-	60,480

Issuance of common stock from Private Placement	750,000	4	-	-	74,996	-	-	75,000
Stock subscription received in advance	-	-	-	-	-	71,250	-	71,250
Issuance of common stock to Directors	1,850,000	9	(600,000)	(3)	124,994	-	-	125,000

Net loss for the year	-	-	-	-	-	-	(1,270,109)	(1,270,109)

Balance, December 31, 2009	68,812,433	$372	-	$-	$22,085,427	$71,250	$(22,405,959)	$(248,910)

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2009

	2009	2008	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$(1,270,109)	$(1,550,818)	$(22,405,959)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	426	3,388
Issuance and amortization of common stock for services	971,175	1,128,891	17,051,463
Issuance and amortization of warrants for services	29,340	2,446	2,602,833
Issuance and amortization of stock options services	13,445	10,083	222,817
Changes in operating assets and liabilities
Accounts payable	36,721	(30,476)	115,070
Net cash used in operating activities	(219,428)	(439,448)	(2,410,388)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	---	-----	(3,388)
Cash Flows from Financing Activities
Short term loan	80,750	16,500	97,250
Warrants exercised	-	63,314	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	75,000	337,500	1,055,250
Share subscription received in advance	71,250	-	71,250
Loan proceeds	-	-	300,000
Net cash provided by financing activities	227,000	417,314	2,436,564
Net change in cash	7,572	(22,134)	15,216
Cash, beginning of period	15,216	37,350	-
Cash, end of period	$22,788	$15,216	$15,216
Cash paid for interest	$7,819	$18,000	$42,703
Cash paid for income taxes	$-	$-	$-
Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	218,429	200,000	218,429
Warrants issued for prepaid consulting services	-	58,687	-
Options issued for prepaid consulting services	-	23,528	-

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2009, we had not commenced our planned principal operations.

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

The Company measures the fair value of financial assets and liabilities based on the guidance of Fair Value Measurements which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the policy for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of this accounting policy did not materially impact the Company’s financial position and results of operations.

The policy defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The policy also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are  observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on      assumptions)

At December 31, 2009 there were no assets or liabilities subject to additional disclosure.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  The Company's stock split 1:75 on August 24, 2001.  In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 11,760,000 outstanding warrants, 250,000 outstanding options and debt convertible into 1,200,000 common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

We accounted for stock compensation arrangements with non-employees in accordance with “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes valuation model and the compensation charges are amortized over the vesting period.

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

Recent Accounting Pronouncements

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date the financial statements are available to be issued.

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers' disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2009-06 to have a material impact on the financial statements.

In June 2009, the FASB issued ASU 2009-17. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements.  The standard will be effective for the years beginning after November 19, 2009 and for interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2009-17 to have a material impact on the financial statements.

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

Note 5.  Income Taxes

The Company is liable for taxes in the United States.  As of December 31, 2009, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $22,000,000 available to reduce future taxable income.  The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $7,600,000 ($7,350,000 for 2008).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.  The difference between the Company's statutory income tax rate of (34%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carryforwards.

Note 6.  Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans.  Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees.  The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable.  In 2008 and 2009, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

2008	Number of Shares	Value per Share
March	369,346	$0.36
May	395,170	0.35
July	2,405,170	0.24
September	186,430	0.23
October	250,000	0.20
November	1,018,375	0.15
Total 2008	4,624,491

2009	Number of Shares	Value per Share
April	1,200,000	$0.11
May	500,000	0.10
June	300,000	0.09
July	1,324,500	0.18
October	5,050,000	0.08
November	756,000	0.08
Total 2009	9,130,500

Note 7.  Stock Options

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, December 31, 2007	-	-
Granted	250,000	$0.20

Balance, December 31, 2008 and 2009	250,000	$0.20	$-

Exercisable at December 31, 2009	250,000	$0.20	$-

Weighted average fair value of options granted during the year	Nil (2008 - $0.09)

At December 31, 2009, the following stock options were outstanding:

Number of Options	Exercise price	Expiry Date

250,000	$ 0.20	April 30, 2012

During 2008, the Company granted 250,000 stock options pursuant to a service agreement.  The Company recognizes as expense the estimated fair value of the stock options granted.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2009	2008

Risk-free interest rate	-	2.51%
Expected life of options	-	3
Annualized volatility	-	91.61%
Dividend rate	Nil	Nil

Note 8.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2007	7,800,000	$0.47
Issued	4,400,000	0.20
Exercised	(440,000)	0.15

Balance, December 31, 2008	11,760,000	0.38
Issued	750,000	0.10
Expired	(1,250,000)	0.28
Exercised	-	-

Balance, December 31, 2009	11,260,000	$0.37

Exercisable at December 31, 2009	11,260,000	$0.37

At December 31, 2009, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
1,000,000	$ 0.35	December 1, 2010
1,430,000	0.15	August 24, 2010
250,000	0.10	April 15, 2011
500,000	0.10	July 15, 2011
950,000	0.50	June 1, 2012
500,000	0.50	July 12, 2012
5,100,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

During 2008, the Company issued 3,400,000 warrants to purchase common stock at an exercise price of $0.15 per share pursuant to the terms of private placements closed during the year. The Company issued 1,000,000 warrants at an exercisable price of $0.35 for securities valued at $58,625.

The warrants were valued using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008

Risk-free interest rate	-	1.58
Expected life of options	-	2
Annualized volatility	-	111.69%
Dividend rate	-	Nil

During 2009, the Company issued 750,000 warrants to purchase common stock at an exercise price of $0.10 per share pursuant to the terms of private placements closed during the year.

Note 9.  Stockholders’ Equity (Deficiency)

The Company is authorized to issue 100,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2009.

During the year ended December 31, 2009, the Company

1)	issued 750,000 shares in private placements for total proceeds of $75,000;

2)
issued 10,380,500 shares for services with total valuation of $1,009,890, of which $791,461 was recorded in consulting and research and development expenses and $218,429 in prepaid expenses which will be amortized through year 2010.

3)	issued 600,000 shares pursuant to issuable shares as of December 31, 2008.

During the year ended December 31, 2008, the Company

1)	issued 3,400,000 shares in private placements for total proceeds of $337,500;

2)
issued 4,624,491 shares for services with total valuation of $1,095,212, of which $895,212 was recorded in consulting, professional and research and development expenses and $200,000 in prepaid expenses which will be amortized through year 2010.

3)	issued 440,000 shares pursuant to exercise of warrants.

Note 10.  Related Party Transactions

In 2009 the Company issued 1,250,000 shares to the directors for services performed during the year with a fair value of $125,000 ( 2008 - 600,000 shares with a fair value of $96,000).

Note 11.  Subsequent Events

The Company agreed to issue 1,095,000 common shares pursuant to three service contracts and 1,250,000 common shares pursuant to a private placement executed subsequent to year end.

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

Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2009, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2009, the company used outside services to  perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of March 9, 2010, the Company's current officers and directors consist of the following persons:

Name	Age	Office	Since
Ross L. Senior, LLB	59	Chairman of the Board, President, CEO and CFO	2007
Mr. C. Fred Whittaker	69	Director	2005
Dr. Maximilien Arella, PhD	54	Director	2007

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

C. Fred Whittaker

Mr. C. Fred Whittaker is one of our directors. Mr. Whittaker has been in the accounting profession for over 40 years. Mr. Whittaker received his Chartered Accounting designation in 1967, and has worked for various accounting firms, including KPMG, as well as for himself at different times in the past. For the last 15 years, he has worked exclusively for Whittaker & Towler, a regional accounting firm which he founded located in North Vancouver, British Columbia. Currently, Mr. Whittaker is a senior partner at the accounting firm of Whittaker & Associates and has been for the past 30 years.

Dr. Maximilien Arella, PhD

Dr. Arella is one of our Directors. He is not a full time employee and has other outside commitments. For the past twenty years, Dr. Arella has acted as a private consultant advising clients and businesses with technological and scientific development, innovative technology transfer and commercial development from university bench top to commercial developments.

Since 1993, Dr. Arella has carried out two mandates as chairman of the Virology Research Center of the Armand-Frappier Institute/University of Quebec (the “IAF”) during which he held the responsibility of managing both the research and the teaching programs (M.Sc. and Ph.D.) consisting of a team of 20 researchers combined with approximately 100 students and support employees. From 1984 to 1993 Dr. Arella was scholar, assistant professor and professor of Virology at IAF as well as adjunct professor at the School of Graduate Studies of the University of Montreal.  He also served as president of the professor association from 1989 to 1992. His academic research is mainly based in the fields of molecular biology, fundamental aspects and applications of the double-stranded RNA virus, as well as amplification systems for the analysis of human and animal viruses, and cancer markers. Throughout his career, he has written 76 scientific publications, 24 scientific reports for research contracts as well as 28 chapters in books and summaries of techniques. He has been invited to give 49 conferences, has presented 198 scientific communications and has submitted 3 patents. Mr. Arella is fluent in English, French and Italian. In addition to his position with ProtoKinetix, Dr. Arella sits on the scientific advisory boards of two additional publicly traded companies, Biophage, Inc. and Viropro, Inc.

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

Identification of Audit Committee; Audit Committee Financial Expert

The Company currently does not have an audit committee and has not made a determination of whether there is a financial expert.  .

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2009, and 2008:

	Annual Compensation				Long-Term Compensation
						Common Shares
					Restricted	Underlying
					Stock	Options	All
				Other Annual	Awards	Granted	Other
Name and Position	Year	Salary	Bonus	Compensation	(# of Shares)	(# Shares)	Compensation

Ross L. Senior, LLB	2009	$0	-0-	-0-	750,000	------	-0-
President, Chief	2008	0	-0-	-0-	60,000	------	-0-
Executive Officer and
Chief Financial Officer

Mr. C. Fred Whittaker	2009	$0	-0-	-0-	250,000	------	-0-
Director	2008	0	-0-	-0-	200,000	------	-0-

Dr. Maximilien Arella	2009	$0	-0-	-0-	250,000	------	-0-
Director	2008	0	-0-	-0-	200,000	------	-0-

Options/SAR Grants in the Last Fiscal Year

N/A

Chief Executives Officer’s compensation

During fiscal year 2009, no compensation was issued to our Chief Executive Officer.

Compensation of Directors

Directors receive no remuneration for their services as directors at this time.  The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2009 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address	Shares Beneficially Owned	Percent of Class
Ross L. Senior (1)	810,000	1.2%
Mr. C. Fred Whittaker (2)	570,000	Less than 1%
Dr. Maximilien Arella(3)	550,000	Less than 1%
TOTAL	1,930,000	2.8%

(1)	The address is 2225 Folkestone Way, West Vancouver, BC V7S 2Y6 Canada

(2)	The address is 2225 Folkestone Way, West Vancouver, BC V7S 2Y6 Canada

(3)	The address is 2225 Folkestone Way, West Vancouver, BC V7S 2Y6 Canada

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

Audit Fees(CHANGES REQUIRED)

For the year ended December 31, 2009, Davidson &Company LLP, the Company’s principal accountants billed the Company $22,500 for fees for the audit of the Company’s annual financial statements.

Audit-Related Fees

For the years ended December 31, 2009 and December 31, 2008, Davidson & Company LLP did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2009 and December 31, 2008, Davidson and Company LLP did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2009 and December 31, 2008, Davidson & Company LLP did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the year ended December 31, 2009, Davidson & Company LLP billed the Company $12,900 for fees for the review of the Company’s quarterly financial statements.

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