Form 10-Q
period 2010-03-31
ProtoKinetix, Inc.
filed 2010-05-14
CIK 1128189

U. S. SECURITIES AND EXCHANGE C OMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

71,757,433 common shares outstanding, $0.0000053 par value, at May 13, 2010, 2010.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash	$9,915	$22,788
Prepaid expenses	294,107	240,622

Total current assets and total assets	$304,022	$263,410

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$148,503	$115,070
Short-term loan (Note 3.)	57,250	97,250
Convertible note payable (Note 4.)	300,000	300,000

Total current liabilities	505,753	512,320

Stockholders' Deficit
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 71,757,433 and 68,812,433 shares issued and outstanding for March 31,2010 and December 31,2009 respectively	390	372
Share subscription received in advance	-	71,250
Shares issuable (Note 8 and 9)	1	-
Additional paid-in capital	22,376,958	22,085,427
Deficit accumulated during the development stage	(22,579,080)	(22,405,959)

Total stockholders’ deficit	(201,731)	(248,910)

Total liabilities and stockholders’ deficit	$304,022	$263,410

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2010

	2010	2009	Cumulative During the Development Stage

Revenues	$-	$-	$2,000

Expenses

Licenses	-	-	3,379,756
Professional fees	4,676	760	3,426,147
Consulting fees	123,065	58,597	12,006,446
Research and development	1,425	18,539	2,380,093
General and administrative	37,955	44,990	1,231,010
Interest	6,000	6,000	114,162

	173,121	128,886	22,537,614

Loss from continuing operations	(173,121)	(128,886)	(22,535,614)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)

Net loss for the period	$(173,121)	$(128,886)	$(22,579,080)

Net Loss per Common Share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	61,264,015	53,004,810

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 23, 1999 (Date of Inception) to March 31, 2010

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

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to March 31, 2010

	Common Stock		Common Stock			Stock Subscriptions	Deficit Accumulated
	Shares	Amount	Issuable Shares	Received in advance (Receivable)	Additional Paid-in Capital	Received in advance (Receivable)	During the Development Stage	Total

Issuance of stock subscriptions receivable	-	$-	-	$-	$-	$240,000	$-	$240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)	-	-	-	-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)	-	-	-	-
Options exercised:
February 2005	-	-	35,000	1	10,499	-	-	10,500
May 2005	200,000	1	-	-	59,999	-	-	60,000
Note payable conversion, February 2005	-	-	285,832	1	85,749	-	-	85,750
Issuance of common stock for Note payable conversion:
April 2005	285,832	1	(285,832)	(1)	-	-	-	-
May 2005	353,090	2	-	-	105,925	-	-	105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)	-	-	-	-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)	-	90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)	-	-	-	-
Issuance of common stock for services:
April 2005	30,000	1	-	-	14,999	-	-	15,000
May 2005	3,075,000	15	-	-	3,320,985	-	-	3,321,000
June 2005	50,000	1	-	-	50,499	-	-	50,500
August 2005	(250,000)	(1)	-	-	(257,499)	-	-	(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000	-	-	15,000
October 2005	36,233	1	(36,233)	(1)	-	-	-	-
November 2005	311,725	2	(245,000)	(1)	36,249	-	-	36,250
December 2005	1,220,000	8	-	-	756,392	-	-	756,400
Common stock issuable for services rendered:
June 2005	-	-	200,000	1	149,999	-	-	150,000
August 2005	-	-	36,233	1	21,739	-	-	21,740
September 2005	-	-	125,000	1	74,999	-	-	75,000
September 2005	-	-	100,000	1	57,999	-	-	58,000
December 2005	-	-	120,968	1	74,999	-	-	75,000
Net loss for the year	-	-	-	-	-	-	(4,826,540)	(4,826,540)

Balance, December 31, 2005	40,801,197	$220	608,375	$6	$14,503,079	$-	$(14,889,130)	$(385,825)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to March 31, 2010

	Common Stock		Common Stock			Stock Subscriptions	Deficit Accumulated
	Shares	Amount	Issuable Shares	Received in advance (Receivable)	Additional Paid-in Capital	Received in advance (Receivable)	During the Development Stage	Total

February 2006 private placement (issued June 2006)	900,000	$5	-	$-	$352,142	$-	$-	$352,147
Warrants granted from private placement (450,000)	-	-	-	-	97,853	-	-	97,853
Issuance of common stock for Note payable conversion	529,279	3	-	-	158,780	-	-	158,783
Issuance of common stock for services:
February/March 2006 services	-	-	20,000	1	10,499	-	-	10,500
March 2006	166,359	1	(108,375)	(1)	36,750	-	-	36,750
April 2006	(1,200,000)	(6)	-	-	6	-	-	-
May 2006	1,266,278	7	(70,000)	(1)	792,750	-	-	792,756
June 2006	27,056	-	1,200,000	6	718,244	-	-	718,250
July 2006	1,200,000	6	(1,200,000)	(6)	-	-	-	-
August 2006	100,000	1	-	-	64,999	-	-	65,000
September 2006	369,984	2	(50,000)	-	209,998	-	-	210,000
November 2006	100,000	1	-	-	48,999	-	-	49,000
December 2006	7,000	-	-	-	3,010	-	-	3,010
Warrants issued (for 700,000 shares) for services	-	-	-	-	58,658	-	-	58,658
Net loss for the year	-	-	-	-	-	-	(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249
Issuance of common stock for services:
January 2007	218,834	1	-	-	119,999	-	-	120,000
March 2007	104,652	1	-	-	44,999	-	-	45,000
April 2007	187,500	1	-	-	74,999	-	-	75,000
June 2007	112,500	1	-	-	44,999	-	-	45,000
July 2007	291,812	2	-	-	112,998	-	-	113,000
August 2007	860,000	5	-	-	257,995	-	-	258,000
September 2007	1,516,275	8	-	-	457,492	-	-	457,500
October 2007	250,000	1	-	-	37,499	-	-	37,500
December 2007	535,716	1	-	-	74,999	-	-	75,000
Warrants issued for services	-	-	-	-	825,476	-	-	825,476
Cancellation of issuable stock for Recaf License	-	-	(400,000)	(5)	-	-	-	(5)
Warrants exercised – December 2007	100,000	1	-	-	43,999	-	-	44,000
Issuable common stock from Private Placement	-	-	1,190,000	6	172,494	-	-	172,500
Net loss for the year	-	-	-	-	-	-	(2,728,269)	(2,728,269)

Balance, December 31, 2007	48,444,442	$262	1,190,000	$6	$19,323,715	$-	$(19,585,032)	$(261,049)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to March 31, 2010

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

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to March 31, 2010

	Common Stock		Common Stock			Stock Subscriptions	Deficit Accumulated
	Shares	Amount	Issuable Shares	Amount	Additional Paid-in Capital	Received in advance (Receivable)	During the Development Stage	Total

Issuance of common stock for services:
January 2010	1,095,000	$6	-	$-	$98,544	$-	$-	$98,550
March 2010	600,000	5	-	-	47,995	-	-	48,000

Issuance of common stock from Private Placement – January 2010	750,000	4	-	-	74,993	(71,250)	-	3,750

Issuable common stock to settle short term loan	500,000	3	-	-	49,997	-	-	50,000

Issuable common stock to consultants	-	-	200,000	1	19,999	-	-	20,000

Net loss for the period	-	-	-	-	-	-	(173,121)	(173,121)

Balance, March 31, 2010	71,757,433	$390	200,000	$1	$22,376,958	$-	$(22,579,080)	$(201,731)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009, and for the Period from
December 23, 1999 (Date of Inception) to March 31, 2010

	2010	2009	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$(173,121)	$(128,886)	$(22,579,080)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Issuance and amortization of common stock for services	113,285	57,597	17,164,748
Issuance and amortization of warrants for services	9,780	-	2,612,613
Issuance and amortization of stock options for services	-	-	222,817
Changes in operating assets and liabilities
Prepaids	(10,000)	-	(10,000)
Accounts payable	33,433	36,892	148,503
Net cash used in operating activities	(26,623)	(34,397)	(2,437,011)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short-term loan proceeds	10,000	20,500	107,250
Warrants exercised	-	2,686	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	3,750	-	1,130,250
Loan proceeds	-	-	300,000
Net cash provided by financing activities	13,750	23,186	2,450,314
Net change in cash	(12,873)	(11,211)	9,915
Cash, beginning of period	22,788	15,216
Cash, end of period	$9,915	$4,005	$9,915
Cash paid for interest	$-	$-	$42,703
Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	146,550	-	172,321
Warrants issued for prepaid consulting services	-	-	56,240
Options issued for prepaid consulting services	-	-	13,445
Shares issued to settle debt	50,000	-	400,460

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

Interim Period Financial Statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles for the three months ended March 31, 2010 and 2009 and the cumulative period from December 23, 1999 to March 31, 2010 and with the instructions to Form 10-Q.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended December 31, 2009.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.  The results of operation for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  The Company's stock split 1:75 on August 24, 2001.  In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 11,260,000 outstanding warrants, 250,000 outstanding options and debt convertible into 1,200,000 common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Share-Based Compensation

The Company has granted warrants and options to purchase shares of the Company's common stock to various parties for consulting services.  The fair values of the warrants and options issued have been estimated using the Black-Scholes option-pricing model.

The Company accounts for stock-based compensation under "Share-Based Payment," which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes option-pricing model.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total

Cash	$9,915	$-	$-	$9,915

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

Note 5.  Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans.  Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees.  The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable.  In the period ended March 31, 2010, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

2010	Number of Shares	Value per Share
January	1,095,000	$0.09
March	600,000	0.08
Total , March 31, 2010	1,695,000

Note 6.  Stock Options

There were no stock option transactions during the three month period ended March 31, 2010.

At March 31, 2010, the following stock options were outstanding:

Number of Options	Exercise price	Expiry Date

250,000	$0.20	April 30, 2012

Note 7.  Warrants

There were no warrant transactions during the three month period ended March 31, 2010.

At March 31, 2010, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
1,000,000	$0.35	December 1, 2010
1,430,000	0.15	August 24, 2010
250,000	0.10	April 15, 2011
500,000	0.10	July 15, 2011
950,000	0.50	June 1, 2012
500,000	0.50	July 12, 2012
5,100,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

11,260,000

Note 8.  Stockholders’ Equity (Deficiency)

The Company is authorized to issue 100,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2010.

During the three month period ended March 31, 2010, the Company:

1)	issued 750,000 shares in private placements for total proceeds of $75,000, $71,250 of the proceeds was received before December 31, 2009.
2)	Issued 500,000 shares to settle a short term loan of $50,000.
3)	issued 1,695,000 shares for services with a total valuation of $146,550, all of which was recorded in prepaid expenses which will be amortized through year 2010.
4)	Accrued 200,000 shares which are to be issued for services with a total valuation of $20,000.

Note 9.  Related Party Transactions

As of March 31, 2010, the Company accrued $20,000 in consulting fees to a company with common directors. This amount is to be settled by the issuance of 200,000 common shares of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Unaudited Financial Statements and related notes for the three months ended March 31, 2010 and 2009 and for the period from December 23, 1999 to March 31, 2010. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Critical Accounting Policies

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.  These policies have been consistently applied in all material respects.  The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  See our audited financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products.  The Company had $0 in revenues for the Period ending March 31, 2010

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific and business development efforts, to date, we have not yet marketed a product. Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdifluride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses. The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

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

Results of Operations for the three months ended March 31, 2010 compared to March 31, 2009 are as follows:

We had nil in net revenues for the period ending March 31, 2010.

Operating expenses from continuing operations and net loss were $173.121 for the three month period ending March 31, 2010 compared to $128,886 for the three months ending March 31, 2009.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.  Significant changes from the prior three month period include;

Professional fees increased by $3,916 from $760 to $4,676  primarily as a result of a small increase in activity with our legal council.

Consulting fees increased by $64,468 from $58,597 to $123,065 as a result of new consulting agreements entered into by the company in the first quarter of  2010.

Research and development costs decreased by $17,114 from $18,539 to $1,425 as a result of no significant research activity occurring as at March 31, 2010.

Liquidity and Capital Resources

At March 31, 2010, we had $9,915 in cash and $304,022 in total current assets.    In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending March 31, 2010.

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

Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the period ended March 31, 2010 certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended March 31, 2010, the company used outside services to  perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

On January 25, 2010, we issued 1,095,000 common shares to consultants in connection with consulting agreements.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On January 25, 2010, we issued a total of 1,250,000 common shares and warrants to an investors in connection with a private placement for a total sales price of $125,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

On March 16, 2010, we issued 600,000 common shares to consultants in connection with consulting agreements.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

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

No matters were submitted to our security holders for a vote during the quarter ended March 31, 2010.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	May 13, 2010
Ross L. Senior	Chief Financial Officer