Form 10-Q
period 2010-06-30
ProtoKinetix, Inc.
filed 2010-08-11
CIK 1128189

U. S. SECURITIES AND EXCHANGE C OMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

73,329,433 common shares outstanding, $0.0000053 par value, at July 26, 2010.

PART I

ITEM 1.           FINANCIAL STATEMENTS

PROTOKINETIX, INC.

Balance Sheets at June 30, 2010 and December 31, 2009

Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the period from December 23, 1999 (Date of Inception) to June 30, 2010

Statements of Stockholder’s Equity for the Period from December 23, 1999 (Date of Inception) to June 30, 2010

Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the Period from December 23, 1999 (Date of Inception) to June 30, 2010

Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEETS

ASSETS	June 30, 2010	December 31, 2009
Current Assets
Cash	$21,645	$22,788
Prepaid expenses	238,922	240,622

Total current assets and total assets	$260,567	$263,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$157,155	$115,070
Short-term loan (Note 3.)	57,250	97,250
Convertible note payable (Note 4.)	300,000	300,000

Total current liabilities	514,405	512,320

Stockholders' Deficit (Note 8.)
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 73,129,433 and 68,812,433 shares issued and outstanding for June 30,2010 and December 31,2009 respectively	397	372
Share subscriptions received in advance	48,750	71,250
Additional paid-in capital	22,484,432	22,085,427
Deficit accumulated during the development stage	(22,787,417)	(22,405,959)

Total stockholders’ deficit	(253,838)	(248,910)

Total liabilities and stockholders’ deficit	$260,567	$263,410

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009, and for the
Period from December 23, 1999 (Date of Inception) to June 30, 2010

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative During the Development Stage
Revenues	$-	$-	$-	$-	$2,000
General and administrative expenses
Licenses	-	-	-	-	3,379,756
Professional fees	3,592	22,655	8,268	23,415	3,429,739
Consulting fees	162,665	111,923	285,730	170,520	12,169,111
Research and development	-	276	1,425	18,815	2,380,093
General and Administrative	36,080	36,167	74,035	81,157	1,267,090
Interest	6,000	6,000	12,000	12,000	120,162

	208,337	177,021	381,458	305,907	22,745,951
Loss from continuing operations	(208,337)	(177,021)	(381,458)	(305,907)	(22,743,951)
Discontinued Operations
Loss from operations of the discontinued segment	-	-	-	-	(43,466)
Net loss for the period	$(208,337)	$(177,021)	$(381,458)	$(305,907)	$(22,787,417)

Net Loss per Share (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares Outstanding (basic and diluted)	70,507,756	57,081,933	70,176,302	57,462,261

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 23, 1999 (Date of Inception) to June 30, 2010

	Common Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Received in advance (Receivable)	Deficit Accumulated During the Development Stage
	Shares	Amount	Issuable Shares	Amount				Total

Issuance of common stock, December 1999	9,375,000	$50	-	$-	$4,950	$-	$-	$5,000
Net loss for the period	-	-	-	-	-	-	(35)	(35)
Balance, December 31, 2000	9,375,000	50	-	-	4,950	-	(35)	4,965
Issuance of common stock, April 2001	5,718,750	30	-	-	15,220	-	-	15,250
Net loss for the year	-	-	-	-	-	-	(16,902)	(16,902)
Balance, December 31, 2001	15,093,750	80	-	-	20,170	-	(16,937)	3,313
Net loss for the year	-	-	-	-	-	-	(14,878)	(14,878)
Balance, December 31, 2002	15,093,750	80	-	-	20,170	-	(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000	11	-	-	424,989	-	-	425,000
August 2003	300,000	2	-	-	14,998	-	-	15,000
September 2003	1,000,000	5	-	-	49,995	-	-	50,000
October 2003	1,550,000	8	-	-	619,992	-	-	620,000
Issuance of common stock for licensing rights	14,000,000	74	-	-	2,099,926	-	-	2,100,000
Common stock issuable for licensing rights	-	-	2,000,000	11	299,989	-	-	300,000
Shares cancelled on September 30, 2003	(9,325,000)	(49)	-	-	49	-	-	-
Net loss for the year	-	-	-	-	-	-	(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750	131	2,000,000	11	3,530,108		(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300	9	-	-	991,371	-	-	991,380
May 2004	500,000	3	-	-	514,997	-	-	515,000
July 2004	159,756	1	-	-	119,694	-	-	119,695
August 2004	100,000	1	-	-	70,999	-	-	71,000
October 2004	732,400	4	-	-	479,996	-	-	480,000
November 2004	650,000	4	-	-	454,996	-	-	455,000
December 2004	255,000	1	-	-	164,425	-	-	164,426
Common stock issuable for AFGP license	-	-	1,000,000	5	709,995	-	-	710,000
Common stock issuable for Recaf License	-	-	400,000	2	223,998	-	-	224,000
Warrants granted (for 3,450,000 shares) for services, October 2004	-	-	-	-	1,716,253	-	-	1,716,253
Options granted for services, October 2004	-	-	-	-	212,734	-	-	212,734
Stock subscriptions receivable	-	-	1,800,000	10	329,990	(330,000)		-
Warrants exercised:
August 2004	-	-	50,000	-	15,000	-	-	15,000
October 2004	-	-	600,000	3	134,997	-	-	135,000
December 2004	-	-	1,000,000	5	224,995	-	-	225,000
Options exercised, December 2004	-	-	100,000	1	29,999	-	-	30,000
Net loss for the year	-	-	-	-	-	-	(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$154	6,950,000	$37	$9,924,547	$(330,000)	$(10,062,590)	$(467,852)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to June 30, 2010

	Common Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Received in advance (Receivable)	Deficit Accumulated During the Development Stage
	Shares	Amount	Issuable Shares	Received in advance (Receivable)				Total

Issuance of stock subscriptions receivable	-	$-	-	$-	$-	$240,000	$-	$240,000
Issuance of common stock for licensing rights	2,000,000	11	(2,000,000)	(11)	-	-	-	-
Issuance of stock for warrants exercised	2,050,000	10	(2,050,000)	(10)	-	-	-	-
Options exercised:
February 2005	-	-	35,000	1	10,499	-	-	10,500
May 2005	200,000	1	-	-	59,999	-	-	60,000
Note payable conversion, February 2005	-	-	285,832	1	85,749	-	-	85,750
Issuance of common stock for Note payable conversion:
April 2005	285,832	1	(285,832)	(1)	-	-	-	-
May 2005	353,090	2	-	-	105,925	-	-	105,927
Issuance of common stock for AFGP license	1,000,000	5	(1,000,000)	(5)	-	-	-	-
Issuance of common stock for stock subscriptions received	1,400,000	6	(1,400,000)	(6)	-	90,000		90,000
Issuance of stock for options exercised	135,000	2	(135,000)	(2)	-	-	-	-
Issuance of common stock for services:
April 2005	30,000	1	-	-	14,999	-	-	15,000
May 2005	3,075,000	15	-	-	3,320,985	-	-	3,321,000
June 2005	50,000	1	-	-	50,499	-	-	50,500
August 2005	(250,000)	(1)	-	-	(257,499)	-	-	(257,500)
August 2005	111,111	1	(92,593)	(1)	15,000	-	-	15,000
October 2005	36,233	1	(36,233)	(1)	-	-	-	-
November 2005	311,725	2	(245,000)	(1)	36,249	-	-	36,250
December 2005	1,220,000	8	-	-	756,392	-	-	756,400
Common stock issuable for services rendered:
June 2005	-	-	200,000	1	149,999	-	-	150,000
August 2005	-	-	36,233	1	21,739	-	-	21,740
September 2005	-	-	125,000	1	74,999	-	-	75,000
September 2005	-	-	100,000	1	57,999	-	-	58,000
December 2005	-	-	120,968	1	74,999	-	-	75,000
Net loss for the year	-	-	-	-	-	-	(4,826,540)	(4,826,540)

Balance, December 31, 2005	40,801,197	$220	608,375	$6	$14,503,079	$-	$(14,889,130)	$(385,825)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to June 30, 2010

	Common Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Received in advance (Receivable)	Deficit Accumulated During the Development Stage
	Shares	Amount	Issuable Shares	Received in advance (Receivable)				Total

February 2006 private placement (issued June 2006)	900,000	$5	-	$-	$352,142	$-	$-	$352,147
Warrants granted from private placement (450,000)	-	-	-	-	97,853	-	-	97,853
Issuance of common stock for Note payable conversion	529,279	3	-	-	158,780	-	-	158,783
Issuance of common stock for services:
February/March 2006 services	-	-	20,000	1	10,499	-	-	10,500
March 2006	166,359	1	(108,375)	(1)	36,750	-	-	36,750
April 2006	(1,200,000)	(6)	-	-	6	-	-	-
May 2006	1,266,278	7	(70,000)	(1)	792,750	-	-	792,756
June 2006	27,056	-	1,200,000	6	718,244	-	-	718,250
July 2006	1,200,000	6	(1,200,000)	(6)	-	-	-	-
August 2006	100,000	1	-	-	64,999	-	-	65,000
September 2006	369,984	2	(50,000)	-	209,998	-	-	210,000
November 2006	100,000	1	-	-	48,999	-	-	49,000
December 2006	7,000	-	-	-	3,010	-	-	3,010
Warrants issued (for 700,000 shares) for services	-	-	-	-	58,658	-	-	58,658
Net loss for the year	-	-	-	-	-	-	(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249
Issuance of common stock for services:
January 2007	218,834	1	-	-	119,999	-	-	120,000
March 2007	104,652	1	-	-	44,999	-	-	45,000
April 2007	187,500	1	-	-	74,999	-	-	75,000
June 2007	112,500	1	-	-	44,999	-	-	45,000
July 2007	291,812	2	-	-	112,998	-	-	113,000
August 2007	860,000	5	-	-	257,995	-	-	258,000
September 2007	1,516,275	8	-	-	457,492	-	-	457,500
October 2007	250,000	1	-	-	37,499	-	-	37,500
December 2007	535,716	1	-	-	74,999	-	-	75,000
Warrants issued for services	-	-	-	-	825,476	-	-	825,476
Cancellation of issuable stock for Recaf License	-	-	(400,000)	(5)	-	-	-	(5)
Warrants exercised – December 2007	100,000	1	-	-	43,999	-	-	44,000
Issuable common stock from Private Placement	-	-	1,190,000	6	172,494	-	-	172,500
Net loss for the year	-	-	-	-	-	-	(2,728,269)	(2,728,269)

Balance, December 31, 2007	48,444,442	$262	1,190,000	$6	$19,323,715	$-	$(19,585,032)	$(261,049)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to June 30, 2010

	Common Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Received in advance (Receivable)	Deficit Accumulated During the Development Stage
	Shares	Amount	Issuable Shares	Amount				Total

Issuance of common stock for services:
March 2008	369,346	$2	-	$-	$133,867	$-	$-	$133,869
May 2008	395,170	2	-	-	137,723	-	-	137,725
July 2008	2,405,170	13	-	-	577,226	-	-	577,239
September 2008	186,430	1	-	-	42,878	-	-	42,879
October 2008	250,000	1	-	-	49,999	-	-	50,000
November 2008	1,018,375	5	-	-	153,495	-	-	153,500
Issuance of common stock for proceeds of $50,000 received in 2007	173,000	1	-	-	(1)	-	-	-
Stock-based compensation expense related to non-employee stock options	-	-	-	-	82,214	-	-	82,214
Warrants exercised:
September 2008	170,000	1	-	-	25,499	-	-	25,500
November 2008	100,000	1	-	-	12,313	-	-	12,314
December 2008	170,000	1	-	-	25,499	-	-	25,500

Issuance of common stock from Private Placement	3,400,000	18	(1,190,000)	(6)	337,488	-	-	337,500
Issuable common stock to Directors	-	-	600,000	3	95,997	-	-	96,000

Net loss for the year	-	-	-	-	-	-	(1,550,818)	(1,550,818)

Balance, December 31, 2008	57,081,933	308	600,000	3	20,997,912	-	(21,135,850)	(137,627)
Issuance of common stock for services:
April 2009	1,200,000	6	-	-	134,680	-	-	134,686
May 2009	500,000	3	-	-	49,997	-	-	50,000
June 2009	300,000	3	-	-	26,997	-	-	27,000
July 2009	1,324,500	8	-	-	235,402	-	-	235,410
October 2009	5,050,000	27	-	-	379,973	-	-	380,000
December 2009	756,000	4	-	-	60,476	-	-	60,480
Issuance of common stock from Private Placement	750,000	4	-	-	74,996	-	-	75,000
Issuance of common stock to Directors	1,850,000	9	(600,000)	(3)	124,994	-	-	125,000
Stock subscription received in advance	-	-	-	-	-	71,250	-	71,250
Net loss for the year	-	-	-	-	-	-	(1,270,109)	(1,270,109)
Balance, December 31, 2009	68,812,433	$372	-	$-	$22,085,427	$71,250	$(22,405,959)	$(248,910)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to June 30, 2010

	Common Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Received in advance (Receivable)	Deficit Accumulated During the Development Stage
	Shares	Amount	Issuable Shares	Amount				Total

Issuance of common stock for services:
January 2010	1,095,000	$6	-	$-	$98,544	$-	$-	$98,550
March 2010	600,000	5	-	-	47,995	-	-	48,000
April 2010	250,000	1	-	-	22,499	-	-	22,500
May 2010	922,000	5	-	-	82,975	-	-	82,980
June 2010	200,000	1	-	-	21,999	-	-	22,000

Issuance of common stock from Private Placement – January 2010	750,000	4	-	-	74,996	(71,250)	-	3,750

Issuance of common stock to settle short term loan	500,000	3	-	-	49,997	-	-	50,000

Stock subscriptions received in advance	-	-	-	-	-	48,750	-	48,750

Net loss for the period	-	-	-	-	-	-	(381,458)	(381,458)

Balance, June 30, 2010	73,129,433	$397	-	$-	$22,484,432	$48,750	$(22,787,417)	$(253,838)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009, and for the Period from
December 23, 1999 (Date of Inception) to June 30, 2010

	2010	2009	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$(381,458)	$(305,907)	$(22,787,417)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Issuance and amortization of common stock for services	271,060	126,520	17,322,523
Issuance and amortization of warrants for services	14,670	-	2,617,503
Issuance and amortization of stock options for services	-	-	222,817
Changes in operating assets and liabilities
Prepaids	(10,000)	-	(10,000)
Accounts payable	42,085	89,856	157,155

Net cash used in operating activities	(63,643)	(89,531)	(2,474,031)

Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)

Net cash used in investing activities	-	-	(3,388)

Cash Flows from Financing Activities
Short-term loan proceeds	10,000	58,000	107,250
Warrants exercised	-	2,686	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	3,750	25,000	1,130,250
Share subscription received in advance	48,750	-	48,750
Loan proceeds	-	-	300,000

Net cash provided by financing activities	62,500	85,686	2,499,064

Net change in cash	(1,143)	(3,845)	21,645
Cash, beginning of period	22,788	15,216	-
Cash, end of period	$21,645	$11,371	$21,645
Cash paid for interest	$-	$-	$42,703
Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	191,050	176,667	238,921
Warrants issued for prepaid consulting services	-	-	56,240
Options issued for prepaid consulting services	-	-	13,445
Shares issued to settle debt	50,000	-	400,460

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

Interim Period Financial Statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles for the six months ended June 30, 2010 and 2009 and the cumulative period from December 23, 1999 to June 30, 2010 and with the instructions to Form 10-Q.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended December 31, 2009.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern
As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  The Company's stock split 1:75 on August 24, 2001.  In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 11,260,000 outstanding warrants, 250,000 outstanding stock options and debt convertible into 1,200,000 common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total

Cash	$21,645	$-	$-	$21,645

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

Note 5.  Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans.  Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees.  The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable.  In the period ended June 30, 2010, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

2010	Number of Shares	Value per Share
January	1,095,000	$0.09
March	600,000	0.08
April	250,000	0.09
May	922,000	0.09
June	200,000	0.11
Total , June 30, 2010	3,067,000

Note 6.  Stock Options

There were no stock option transactions during the six month period ended June 30, 2010.

At June 30, 2010, the following stock options were outstanding and exercisable:

Number of Options	Exercise price	Expiry Date

250,000	$0.20	April 30, 2012

Note 7.  Warrants

There were no warrant transactions during the six month period ended June 30, 2010.

At June 30, 2010, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
1,000,000	$0.35	December 1, 2010
1,430,000	0.15	August 24, 2010
250,000	0.10	April 15, 2011
500,000	0.10	July 15, 2011
950,000	0.50	June 1, 2012
500,000	0.50	July 12, 2012
5,100,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

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

During the six month period ended June 30, 2010, the Company:

1)	issued 750,000 shares in private placements for total proceeds of $75,000, $71,250 of the proceeds was received before December 31, 2009.
2)	issued 500,000 shares to settle a short term loan of $50,000.
3)	issued 3,067,000 shares for services with a total valuation of $274,030, all of which was recorded in prepaid expenses which will be amortized through year 2011.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Unaudited Financial Statements and related notes for the six months ended June 30, 2010 and 2009 and for the period from December 23, 1999 to June 30, 2010. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products.  The Company had $0 in revenues for the Period ending June 30, 2010

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific and business development efforts, to date, we have not yet marketed a product. Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdifluride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses. The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

Our progress to date has been achieved notwithstanding the inherent risks relating to the science, applications, market opportunities and commercial relationships. The progress of the business has and will continue to be dependant on having appropriate human and sufficient financial resources which have and will be uncertain.

Overview

ProtoKinetix owns the world-wide rights to a family of anti-aging glycopeptides, trademarked as AAGPs™. In scientific studies and tests AAGPs™ have demonstrated the ability to enhance the health and extend the life of biologically sensitive cells which have been subjected to severe stress conditions under laboratory controlled test conditions. AAGPs™ are stable and non-toxic.

Since 2005, ProtoKinetix has primarily focused on scientific research, however recently the company has been in the process of directing major efforts to the practical side of commercial validation and product development initiatives, particularly in regenerative medicine and the preservation of stem cells and other biological products and tools used in medical applications. The commercial applications for AAGPs™ in large markets such as skincare/cosmetic products and targeted health care solutions are numerous. .ProtoKinetix is currently working with researchers, business leaders and advisors and commercial entities to bring AAGP™ to market.

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

Employees

We currently have no full time employees.  We operate with a skeletal management team of consultants headed by our Chief Executive Officer Ross Senior. In addition, we receive advice and counsel from our Business and Scientific Advisory Board.

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

Plan of Operation

Our current operations are centered around our relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. We intend to continue these efforts throughout 2010.

Recent Developments

The Company is currently both negotiating and engaged with a number of companies under collaboration and material transfer agreements for the purposes of research and product development and out-licensing.

The companies are working in mutually exclusive areas.

Sales and Marketing

Although there are no revenues currently being generated through dales of AAGP, we are actively marketing AAGP though collaborations and applications development initiatives as described in the recent developments section above.

Results of Operations for the six months ended June 30, 2010 compared to June 30, 2009 are as follows:

We had $nil in net revenues for the period ending June 30, 2010.

Operating expenses from continuing operations and net loss were $381,458 for the six month period ending June 30, 2010 compared to $307,907 for the six months ending June 30, 2009.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses.  Significant changes from the prior six month period include;

Professional fees decreased by $15,147 from $23,415 to $8,268 primarily as a result of a reduction in activity with our legal council.

Consulting fees increased by $115,210 from $170,520 to $285,730 as a result of new consulting agreements entered into by the company in 2010.

Research and development costs decreased by $17,390 from $18,815 to $1,425 as a result of no significant research spending by the company occurred as at June 30, 2010.

Liquidity and Capital Resources

At June 30, 2010, we had $21,645 in cash and $260,567 in total current assets.    In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending June 30, 2010.

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

Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the period ended June 30, 2010 certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended June 30, 2010, the company used outside services to  perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

On April 1, 2010, we issued 250,000 common shares to a consultant in connection with a consulting agreement.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On May 13, 2010, we issued 922,000 common shares to consultants in connection with consulting agreements.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

On June 15, 2010, we issued 200,000 common shares to a consultant in connection with a consulting agreement.  These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

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

ITEM 3.          DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the quarter ended June 30, 2010.

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

Signatures	Title	Date
/s/Ross L. Senior Ross L. Senior	Chief Executive Officer, President, and Chief Financial Officer	August 13, 2010