Form 10-Q
period 2010-09-30
ProtoKinetix, Inc.
filed 2010-11-08
CIK 1128189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

Commission File Number: 0-32917

PROTOKINETIX, INC.
(Exact name of registrant as specified in its charter)
Nevada	94-3355026
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2225 Folkestone Way
West Vancouver, British Columbia Canada V7S 2Y6
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(604) 926-6627
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.0000053 par value common stock

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

75,279,433 common shares outstanding, $0.0000053 par value, at November 5, 2010.

PART I

ITEM 1.           FINANCIAL STATEMENTS

PROTOKINETIX, INC.

Balance Sheets at September 30, 2010 and December 31, 2009

Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period from December 23, 1999 (Date of Inception) to September 30, 2010

Statements of Stockholder’s Equity for the Period from December 23, 1999 (Date of Inception) to September 30, 2010

Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the Period from December 23, 1999 (Date of Inception) to September 30, 2010

Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$5,883	$22,788
Prepaid expenses	173,495	240,622

Total current assets and total assets	$179,378	$263,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$170,988	$115,070
Short-term loan (Note 3.)	-	97,250
Convertible note payable (Note 4.)	300,000	300,000

Total current liabilities	470,988	512,320

Stockholders' Deficit (Note 8.)
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 75,279,433 and 68,812,433 shares issued and outstanding for September 30,2010 and December 31,2009 respectively	408	372
Common stock issuable, 5,700,000 shares	399,000	-
Share subscriptions received in advance	25,000	71,250
Additional paid-in capital	22,691,420	22,085,427
Deficit accumulated during the development stage	(23,407,438)	(22,405,959)

Total stockholders’ deficit	(291,610)	(248,910)

Total liabilities and stockholders’ deficit	$179,378	$263,410

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2010

					Period from
					December 23,
	Three Months	Three Months	Nine Months	Nine Months	1999(Date of
	Ended	Ended	Ended	Ended	Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$2,000
General and administrative
Expenses
Licenses	-	-	-	-	3,379,756
Professional fees	5,100	3,861	13,368	27,275	3,434,839
Consulting fees	377,437	229,687	694,407	400,207	12,577,788
Research and development	119,550	1,338	120,975	20,153	2,499,643
General and administrative	80,694	39,102	154,729	120,260	1,347,784
Interest	6,000	6,000	18,000	18,000	126,162

	588,781	279,988	1,001,479	585,895	23,365,972
Loss from continuing operations	(588,781)	(279,988)	(1,001,479)	(585,895)	(23,363,972)
Discontinued operations
Loss from operations of the discontinued segment	-	-	-	-	(43,466)
Net loss for the period	$(588,781)	$(279,988)	$(1,001,479)	$(585,895)	$(23,407,438)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding (basic and diluted)	73,428,203	61,169,096	71,560,220	58,976,121

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 23, 1999 (Date of Inception) to September 30, 2010

						Stock	Deficit
	Common Stock		Common Stock			Subscriptions	Accumulated
					Additional	Received in	During the
			Issuable		Paid-in	Advance	Development
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Total

Balance, December 31, 2008	57,081,933	$308	600,000	$3	$20,997,912	$-	$(21,135,850)	$(137,627)
Issuance of common stock for services:
April 2009	1,200,000	6	-	-	134,680	-	-	134,686
May 2009	500,000	3	-	-	49,997	-	-	50,000
June 2009	300,000	3	-	-	26,997	-	-	27,000
July 2009	1,324,500	8	-	-	235,402	-	-	235,410
October 2009	5,050,000	27	-	-	379,973	-	-	380,000
December 2009	756,000	4	-	-	60,476	-	-	60,480

Issuance of common stock from Private Placement	750,000	4	-	-	74,996	-	-	75,000
Issuance of common stock to Directors	1,850,000	9	(600,000)	(3)	124,994	-	-	125,000
Stock subscription received in advance	-	-	-	-	-	71,250	-	71,250
Net loss for the year	-	-	-	-	-	-	(1,270,109)	(1,270,109)

Balance, December 31, 2009	68,812,433	$372	-	$-	$22,085,427	$71,250	$(22,405,959)	$(248,910)

Issuance of common stock for services:
January 2010	1,095,000	6	-	-	98,544	-	-	98,550
March 2010	600,000	5	-	-	47,995	-	-	48,000
April 2010	250,000	1	-	-	22,499	-	-	22,500
May 2010	922,000	5	-	-	82,975	-	-	82,980
June 2010	200,000	1	-	-	21,999	-	-	22,000
July 2010	850,000	4	-	-	82,996	-	-	83,000
August 2010	300,000	2	-	-	23,997	-	-	23,999

Issuance of common stock from Private
Placement – January 2010	1,250,000	7	-	-	124,993	(71,250)	-	53,750
September 2010	750,000	4	-	-	74,996	-	-	75,000

Issuance of common stock to settle short term loan September 2010	250,000	1	-	-	24,999	-	-	25,000

Issuable common stock to Directors	-	-	1,012,500	70,875	-	-	-	70,875
Issuable common stock to Consultants	-	-	4,687,500	328,125	-	-	-	328,125

Stock subscriptions received in advance	-	-	-	-	-	25,000	-	25,000

Net loss for the period	-	-	-	-	-	-	(1,001,479)	(1,001,479)

Balance, September 30, 2010	75,279,433	$408	5,700,000	$399,000	$22,691,420	$25,000	$(23,407,438)	$(291,610)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009, and for the Period from
December 23, 1999 (Date of Inception) to September 30, 2010

			Period from
			December 23,
			1999 (Date of
			Inception) to
			September 30,
	2010	2009	2010
Cash Flows from Operating Activities

Net loss for period	$(1,001,479)	$(585,895)	$(23,407,438)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Issuance and amortization of common stock for services	835,151	411,207	17,886,614
Issuance and amortization of warrants for services	22,005	-	2,624,838
Issuance and amortization of stock options for services	-	-	222,817
Changes in operating assets and liabilities
Prepaid expenses	(10,000)	-	(10,000)
Accounts payable	74,918	26,867	170,988
Net cash used in operating activities	(79,405)	(147,821)	(2,508,793)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short-term loan proceeds (repayment)	(91,250)	80,750	-
Warrants exercised	-	2,686	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	128,750	75,000	1,280,250
Share subscription received in advance	25,000	-	25,000
Loan proceeds	-	-	300,000
Net cash provided by financing activities	62,500	158,436	2,518,064
Net change in cash	(16,905)	10,615	5,883
Cash, beginning of period	22,788	15,216	-
Cash, end of period	$5,883	$25,831	$21,645

Cash paid for interest	$-	$7,819	$42,703

Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	273,050	153,475	173,495
Warrants issued for prepaid consulting services	-	-	56,240
Options issued for prepaid consulting services	-	-	13,445
Shares issued to settle short term loan	25,000	-	25,000
Common stock issuable	399,000		399,000

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

Interim Period Financial Statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles for the nine months ended September 30, 2010 and 2009 and the cumulative period from December 23, 1999 to September 30, 2010 and with the instructions to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's Form 10-K for the year ended December 31, 2009. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 12,080,000 outstanding warrants, 250,000 outstanding stock options and debt convertible into 1,200,000 common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash	$5,883	$-	$-	$5,883

Impact of recent United States accounting pronouncements

(i)	Subsequent events

In June 2009, the FASB issued general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (codified within ASC 855). The update sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and it did not have a material impact on the Company’s financial statements.

Accounting pronouncements issued but not yet effective

(i)	Share-based payments

In April 2010, the FASB provided an update to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. This standard is effective for years beginning after December 15, 2010, and for subsequent interim and annual reporting periods thereafter. The Company does not expect the adoption of this standard to have a significant effect on the Company's results of operations or financial position.

(ii)	Fair value measurement and disclosures

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Improving Disclosures about Fair Value Measurements" (ASU 2010-06 or the ASU). The ASU amends ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose:

	(a)	the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers;
	(b)	the reasons for any transfers in or out of Level 3; and
	(c)	information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.

In addition to these new disclosure requirements, the ASU also amends ASC 820 to clarify certain existing disclosure requirements.

Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 made by ASU 2010-06 are effective for interim and annual reporting periods beginning after 15 December 2009. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements does not become effective until fiscal years beginning after 15 December 2010, including interim periods within those fiscal years.

The Company does not expect the adoption of this standard to have a significant effect on the Company's results of operations or financial position.

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

Note 3. Short Term Loan

The short term loan was unsecured, non-interest bearing and was payable on demand.

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

Note 5. Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. During the period ended September 30, 2010, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

2010	Number of Shares	Value per Share
January	1,095,000	$0.09
March	600,000	0.08
April	250,000	0.09
May	922,000	0.09
June	200,000	0.11
July	850,000	0.10
August	300,000	0.08
Total , September 30, 2010	4,217,000

Note 6. Stock Options

There were no stock option transactions during the nine month period ended September 30, 2010.

At September 30, 2010, the following stock options were outstanding and exercisable:

Number of Options	Exercise price	Expiry Date
250,000	$ 0.20	April 30, 2012

Note 7. Warrants

There were no warrant transactions during the nine month period ended September 30, 2010.

At September 30, 2010, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
1,000,000	$ 0.35	December 1, 2010
1,500,000	0.10	April 15, 2011
1,000,000	0.10	July 1, 2011
500,000	0.10	July 15, 2011
950,000	0.50	June 1, 2012
500,000	0.50	July 12, 2012
5,100,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

12,080,000

Note 8. Stockholders’ Equity (Deficiency)

The Company is authorized to issue 100,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2010.

During the nine month period ended September 30, 2010, the Company:

1)	issued 2,000,000 shares in private placements for total proceeds of $200,000, $71,250 of the proceeds was received before December 31, 2009.
2)	Issued 250,000 shares to settle short term loan of $25,000.
3)	issued 4,217,000 shares for services with a total valuation of $381,030, which was either recorded in consulting fees or prepaid expenses which will be amortized into expenses through year 2011.
4)	Accrued 5,700,000 common shares issuable (valued at $399,000) to directors and consultants for their services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the nine months ended September 30, 2010 and 2009 and for the period from December 23, 1999 to September 30, 2010. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $0 in revenues for the Period ending September 30, 2010

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific and business development efforts, to date, we have not yet marketed a product. Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdifluride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses. The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

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

Stress Conditions and Agents

Temperature

  temperatures ranging from -80° C to +37°

UV-C Radiation

  harsh sterilizing radiation
  254 nanometer wavelength

Oxidation

  hydrogen peroxide (H2O20
  powerful oxidant

Starvation

  serum free culture media
  food/growth/nutrients factors (fetal bovine serum) withheld

Inflammation

  Interleukin 1 Beta, a standard agent for stimulating inflammation in cell testing
  All of the above tests are also considered to cause inflammation

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

     Industry competition in general is based on the following:

  Scientific and technological capability;
  Proprietary know-how;
  The ability to develop and market products and processes;
  The ability to obtain FDA or other required regulatory approvals;
  The ability to manufacture products that meet applicable FDA requirements, (i.e. FDA’s Quality System Regulations) see Governmental Regulation section;
  Access to adequate capital;
  The ability to attract and retain qualified personnel; and
  The availability of patent protection.

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

Results of Operations for the nine months ended September 30, 2010 compared to September 30, 2009 are as follows:

We had $nil in net revenues for the period ending September 30, 2010.

Operating expenses from continuing operations and net loss were $1,001,479 for the nine month period ending September 30, 2010 compared to $585,895 for the nine months ending September 30, 2009. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses. Significant changes from the prior nine month period include;

Professional fees decreased by $13,907 from $27,275 to $13,368 primarily as a result of a reduction in activity with our legal council.

Consulting fees increased by $294,200 from $400,207 to $694,407 as a result of new consulting agreements entered into by the company in 2010.

Research and development costs increased by $100,822 from $20,153 to $120,975 as a result of a research contract entered into by the company in 2010.

Liquidity and Capital Resources

     At September 30, 2010, we had $5,883 in cash and $179,378 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

     The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending September 30, 2010.

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

     Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Material Weaknesses Identified

     In connection with the preparation of our financial statements for the period ended September 30, 2010 certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

     Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the period ended September 30, 2010, the company used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

     On January 25, 2010, we issued a total of 1,250,000 common shares and warrants to investors in connection with a private placement for a total sales price of $125,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

     On July 1, 2010, we issued 650,000 common shares to consultants in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

     On July 14, 2010, we issued 200,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

     On August 19, 2010, we issued 300,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

     On September 8, 2010, we issued a total of 750,000 common shares and warrants to investors in connection with a private placement for a total sales price of $75,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

     On September 8, 2010, we issued a total of 250,000 common shares and warrants to an investor to settle $25,000 of short term loan. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the quarter ended September 30, 2010.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	November 5, 2010
Ross L. Senior	Chief Financial Officer