Form 10-K/A
period 2009-12-31
ProtoKinetix, Inc.
filed 2010-12-14
CIK 1128189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Yes [X]     No [  ]

Check whether the issuer has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceeding twelve months (or for such shorter period that the registrant was require to submit and post such files

Yes [X]     No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K/A or any amendment to this Form 10-K/A. [  ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]    No [X]

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

TABLE OF CONTENTS
FORM 10-K/A ANNUAL REPORT
_________________________
PROTOKINETIX, INC.

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

Year Ended December 31,	2005	2006	2007	2008	2009

Statement of Operations Data:
Revenue	$-	$2,000	$-	$-	$-
Operating expenses:
Research and licensing	410,650	180,709	996,538	405,281	175,958
Consulting and Professional	4,248,862	1,582,219	1,553,000	843,080	862,181
General and Administrative	169,028	204,705	178,731	302,457	231,970
Total operating expenses	4,826,540	1,967,633	2,728,269	1,550,818	1,270,109
Net loss	(4,826,540)	(1,965,633)	(2,728,269)	(1,550,818)	(1,270,109)
Net loss per share:
Basic and diluted	(0.13)	(0.05)	(0.06)	(0.03)	(0.02)
Weighted average number of shares	38,598,215	43,233,617	45,749,464	53,004,810	60,822,963

Year Ended December 31,	2005	2006	2007	2008	2009

Balance Sheet Data:
Cash	$96,571	$166,115	$37,350	15,216	22,788
Total assets	111,771	613,950	147,776	257,222	263,410
Convertible note payable	123,323	-	300,000	300,000	300,000
Common stock and	14,503,305	16,997,354	19,323,983	20,998,223	22,157,049
additional paid-in capital
Total stockholders’ equity	(385,825)	199,249	(261,049)	(137,627)	(248,910)

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

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Quarter Ended	2008	2008	2008	2008	2009	2009	2009	2009
Statements of Operations Data:

Revenue	$-	$-	$-	$-	$-	$-	$-	$-
Operating expenses:
Research and licensing	95,202	207,024	87,275	15,780	18,539	276	1,338	155,805
Consulting and Professional	190,148	299,456	265,906	87,570	59,357	134,578	233,548	434,698
General and Administrative	53,424	108,841	76,332	63,860	50,990	42,167	45,102	93,711
Total operating expenses	338,774	615,321	429,513	167,210	128,886	177,021	279,988	684,214
Net loss	(338,774)	(615,321)	(429,513)	(167,210)	(128,886)	(177,021)	(279,988)	(684,214)
Net loss per share:
Basic and diluted	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Weighted average number of shares (in thousands)	49,573	52,521	55,822	53,005	53,005	57,082	61,169	60,823

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
March 9, 2010

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

BALANCE SHEETS
As at December 31,

	2009	2008

ASSETS

Current Assets
Cash	$22,788	$15,216
Prepaid expenses	240,622	242,006

Total current assets and total assets	$263,410	$257,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$115,070	$78,349
Short-term loan (Note 3.)	97,250	16,500
Convertible note payable (Note 4.)	300,000	300,000

Total current liabilities	512,320	394,849

Stockholders' Deficit
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 68,812,433 and 57,081,933 shares issued and outstanding for 2009 and 2008 respectively	372	308
Common stock issuable; 600,000 shares	-	3
Share subscription received in advance	71,250	-
Additional paid-in capital	22,085,427	20,997,912
Deficit accumulated during the development stage	(22,405,959)	(21,135,850)

Total stockholders’ deficit	(248,910)	(137,627)

Total liabilities and stockholders’ deficit	$263,410	$257,222

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

2008	Number of Shares	Value per Share

March	369,346	$0.36
May	395,170	0.35
July	2,405,170	0.24
September	186,430	0.23
October	250,000	0.20
November	1,018,375	0.15
Total 2008	4,624,491

2009	Number of Shares	Value per Share

April	1,200,000	$0.11
May	500,000	0.10
June	300,000	0.09
July	1,324,500	0.18
October	5,050,000	0.08
November	756,000	0.08
Total 2009	9,130,500

Note 7.	Stock Options

Stock option transactions are summarized as follows:

		Weighted	Aggregate
	Number of	Average Exercise	Intrinsic
	Options	Price	Value

Balance, December 31, 2007	-	-
Granted	250,000	$0.20

Balance, December 31, 2008 and 2009	250,000	$0.20	$-

Exercisable at December 31, 2009	250,000	$0.20	$-

Weighted average fair value of options granted during the year	Nil	(2008 - $0.09)

At December 31, 2009, the following stock options were outstanding:

Number of Options	Exercise price	Expiry Date
250,000	$ 0.20	April 30, 2012

During 2008, the Company granted 250,000 stock options pursuant to a service agreement. The Company recognizes as expense the estimated fair value of the stock options granted. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2009	2008

Risk-free interest rate	-	2.51%
Expected life of options	-	3
Annualized volatility	-	91.61%
Dividend rate	Nil	Nil

Note 8.	Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance, December 31, 2007	7,800,000	$0.47
Issued	4,400,000	0.20
Exercised	(440,000)	0.15

Balance, December 31, 2008	11,760,000	0.38
Issued	750,000	0.10
Expired	(1,250,000)	0.28
Exercised	-	-

Balance, December 31, 2009	11,260,000	$0.37

Exercisable at December 31, 2009	11,260,000	$0.37

At December 31, 2009, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
1,000,000	$ 0.35	December 1, 2010
1,430,000	0.15	August 24, 2010
250,000	0.10	April 15, 2011
500,000	0.10	July 15, 2011
950,000	0.50	June 1, 2012
500,000	0.50	July 12, 2012
5,100,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

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

Management’s Annual Report On Internal Control Over Financial Reporting.

We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us in accordance with Rules 13a-15(f) and 15d-15(f) pursuant to the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting included those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, after evaluating the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2009 (the “Evaluation Date”) concluded that as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that (i) material information relating to us would be made known to management by individuals within the Company, particularly during the period for which this annual report has been prepared and (ii) information required to be disclosed in our SEC reports is recorded, and processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2009, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2009, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by our Board of Directors to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

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