Form 10-K/A
period 2009-12-31
ProtoKinetix, Inc.
filed 2011-01-24
CIK 1128189

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

Management’s Annual Report On Internal Control Over Financial Reporting.

Management, including our principal executive officer and principal financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, and due to a lack of segregation of duties and lack of management override of controls, management has concluded that, during the period covered in this annual report, such internal controls and procedures were not effective at ensuring that information required to be disclosed in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management, including our principal executive officer and principal financial officer, does not expect that internal controls and procedures will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are satisfied. Also, the design of a control system is subject to the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. We have performed additional analysis and other procedures in an effort to ensure the financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our principal executive officer and principal accounting officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly specify the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As required by Rule 13a-15(c) promulgated pursuant to the Exchange Act, our management, including our principal executive officer and principal accounting officer, evaluated the effectiveness of our internal control over financial reporting as December 31, 2009. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Management, including our principal executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and concluded that it is not effective.

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

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by our Board of Directors to be carries out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.

We intent to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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