Form 10-K
period 2010-12-31
ProtoKinetix, Inc.
filed 2011-03-29
CIK 1128189

U. S.
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ x ]      No [           ]

     Check whether the issuer has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceeding twelve months (or for such shorter period that the registrant was require to submit and post such files      Yes [ x ]      No [           ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [           ]

     Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company[ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes [           ]      No [ x ]

The issuer’s revenues for the most recent fiscal year were $0.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 4,663,120 based upon the closing price of our common stock which was $0.05 on March 22, 2011. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 3,280,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2011, there were 93,262,433shares of our common stock that were issued and outstanding.

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
FORM 10-K ANNUAL REPORT

_________________________

PROTOKINETIX, INC.

PART I

ITEM 1.	BUSINESS

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $0 in revenues for the year ended December 31, 2010.

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

Cells Lines Tested

Stem cells (human)	Adult skin fibroblast cells
Whole blood cells	Heart cells (cardiac myocites)
Blood Platelet cells	Liver cells (hepatocites)
Heart tissue	Embryonic skin fibroblast cells
Hela (cancer) cells	Islet cells (pancreatic)
Kidney (KB and vero) cells	Stem cells (mouse)

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

There was no vote by shareholders without a meeting and no shareholder meetings were held during the year ended December 31, 2010.

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

2010	Low	High
First Quarter	$.07	$.12
Second Quarter	.08	.14
Third Quarter	.05	.12
Fourth Quarter	.03	.07

2009	Low	High
First Quarter	$.09	$.17
Second Quarter	.07	.13
Third Quarter	.08	.18
Fourth Quarter	.07	.11

Holders

As of March 22, 2011, there were approximately 67 shareholders of record of the company's Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There have been no sales of unregistered securities during calendar 2010 which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

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

     On September 15, 2010, the Board of Directors of the Company authorized to issue 7,600,000 shares to the Company’s directors, officers and consultants.

     On October 1, 2010, we issued 250,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

     On December 30, we issued 583,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

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

Year Ended December 31,	2006	2007	2008	2009	2010

Statement of Operations Data:
Revenue	$2,000	$-	$-	$-	$-
Operating expenses:
Research and development	180,709	996,538	405,281	175,958	161,508
Consulting and Professional	1,582,219	1,553,000	843,080	862,181	998,876
General and Administrative	204,705	178,731	302,457	231,970	237,027
Total operating expenses	1,967,633	2,728,269	1,550,818	1,270,109	1,397,412
Net loss	(1,965,633)	(2,728,269)	(1,550,818)	(1,270,109)	(1,388,772)
Net loss per share:
Basic and diluted	(0.05)	(0.06)	(0.03)	(0.02)	(0.02)
Weighted average number of shares	43,233,617	45,749,464	53,004,810	60,822,963	75,471,414

Year Ended December 31,	2006	2007	2008	2009	2010

Balance Sheet Data:
Cash	$166,115	$37,350	$15,216	$22,788	$14,412
Total assets	613,950	147,776	257,222	263,410	69,175
Convertible note payable	-	300,000	300,000	300,000	300,000
Common stock and additional paid-in capital	16,997,354	19,323,983	20,998,223	22,157,049	23,326,309
Total stockholders’ equity	199,249	(261,049)	(137,627)	(248,910)	(468,422)

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2010. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

Quarter Ended	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
Statements of Operations Data:

Revenue	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Operating expenses:
Research and licensing	18,539	276	1,338	155,805	1,425	-	119,550	40,533
Consulting and Professional	59,357	134,578	233,548	434,698	127,741	166,257	382,537	322,341
General and Administrative	50,990	42,167	45,102	93,711	43,955	42,080	86,694	64,298
Total operating expenses	128,886	177,021	279,988	684,214	173,121	208,337	588,781	427,172
Net loss	(128,886)	(177,021)	(279,988)	(684,214)	(173,121)	(208,337)	(581,781)	(418,533)
Net loss per share:
Basic and diluted	0.01	0.01	0.01	0.01	.00	.01	.01	.01
Weighted average number of shares (in thousands)	53,005	57,082	61,169	60,823	61,264,015	70,507,756	73,428,203	75,471,414

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company accounts for stock compensation arrangements with non-employees in accordance with FASB Codification 505 – 50 “Equity-Based Payments to Non-Employees”, which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes valuation model and the compensation charges are amortized over the vesting period.

Expenses

Our expenses in 2010 were $1,397,412 which consisted of $47,507 in professional legal and accounting expenses. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations. These professional consulting fees amounted to $951,369. These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities. Additional professional consulting fees have been included in product research and development totaling $161,508.

Plan of Operation

Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2011.

Sales and Marketing

The Company is currently not selling or marketing any products.

Liquidity and Capital Resources

At December 31, 2010, we had $14,412 in cash and $69,175 in total current assets. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2010.

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

Results of Operations for the Year Ended December 31, 2010.

We had $0 in net revenues.

We had a $1,388,772 net loss from operations for 2010.

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

PROTOKINETIX, INC.
(A Development Stage Company)

FINANCIAL REPORT

DECEMBER 31, 2010

C O N T E N T S

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

To the Board of Directors and Stockholders of
Protokinetix, Inc.

We have audited the accompanying balance sheets of Protokinetix, Inc. (a development stage company (“the Company”)) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2010 and 2009 and for the period from December 23, 1999 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protokinetix, Inc. (a development stage company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period from December 23, 1999 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2011

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS
As at December 31,

	2010	2009
ASSETS

Current Assets
Cash	$14,412	$22,788
Prepaid expenses	54,763	240,622

Total current assets and total assets	69,175	263,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$237,597	$115,070
Short-term loan (Note 3.)	-	97,250
Convertible note payable (Note 4.)	300,000	300,000

Total current liabilities	537,597	512,320

Stockholders' Deficit
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 83,712,433 and 68,812,433 shares issued and outstanding for 2010 and 2009 respectively	452	372
Share subscription received in advance	50,000	71,250
Additional paid-in capital	23,275,857	22,085,427
Deficit accumulated during the development stage	(23,794,731)	(22,405,959)

Total stockholders’ deficit	(468,422)	(248,910)

Total liabilities and stockholders’ deficit	$69,175	$263,410

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2010

			Cumulative
			During the
			Development
	2010	2009	Stage

Revenues	$-	$-	$2,000

Expenses
Licenses	-	-	3,379,756
Professional fees	47,507	59,907	3,468,978
Consulting fees	951,369	802,274	12,834,750
Research and development	161,508	175,958	2,540,176
General and administrative	213,028	207,970	1,406,083
Interest	24,000	24,000	132,162

	1,397,412	1,270,109	23,761,905

Write-off of accounts payable	8,640	-	8,640

Loss from continuing operations	(1,388,772)	(1,270,109)	(23,751,265)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)

Net loss for the period	$(1,388,772)	$(1,270,109)	$(23,794,731)

Net Loss per Common Share (basic and diluted)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	75,471,414	60,822,963

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2010

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

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2010

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

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2010

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

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2010

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

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2010

						Stock	Deficit
	Common Stock		Common Stock			Subscriptions	Accumulated
					Additional	Received in	During the
			Issuable		Paid-in	Advance	Development
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Total

Issuance of common stock for services:
January 2010	1,095,000	$6	-	$-	$98,544	$-	$-	$98,550
March 2010	600,000	5	-	-	47,995	-	-	48,000
April 2010	250,000	1	-	-	22,499	-	-	22,500
May 2010	922,000	5	-	-	82,975	-	-	82,980
June 2010	200,000	1	-	-	21,999	-	-	22,000
July 2010	850,000	4	-	-	82,996	-	-	83,000
August 2010	300,000	2	-	-	23,998	-	-	24,000
September 2010	6,250,000	34	-	-	437,466	-	-	437,500
October 2010	250,000	1	-	-	17,499	-	-	17,500
December 2010	583,000	3	-	-	34,977	-	-	34,980

Issuance of common stock from Private Placement –
January 2010	1,250,000	7	-	-	124,993	(71,250)	-	53,750
September 2010	750,000	4	-	-	74,996	-	-	75,000

Issuance of common stock to settle short term loan
September 2010	250,000	1	-	-	24,999	-	-	25,000

Issuance of common stock to Directors	1,350,000	6	-	-	94,494	-	-	94,500

Stock subscriptions received in advance	-	-	-	-	-	50,000	-	50,000

Net loss for the year	-	-	-	-	-	-	(1,388,772)	(1,388,772)

Balance, December 30, 2010	83,712,433	$452	-	$-	$23,275,857	$50,000	$(23,794,731)	$(468,422)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2010

			Cumulative
			During the
			Development
	2010	2009	Stage
Cash Flows from Operating Activities

Net loss for period	$(1,388,772)	$(1,270,109)	$(23,794,731)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	(8,640)	-	(8,640)
Issuance and amortization of common stock for services	1,134,472	971,175	18,185,935
Issuance and amortization of warrants for services	26,897	29,340	2,629,730
Issuance and amortization of stock options for services	-	13,445	222,817
Changes in operating assets and liabilities
Prepaid expenses	(10,000)	-	(10,000)
Accounts payable	131,167	36,721	246,237
Net cash used in operating activities	(114,876)	(219,428)	(2,525,264)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)

Net cash used in investing activities	---	-----	(3,388)
Cash Flows from Financing Activities
Short term loan	(72,250)	80,750	-
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	128,750	75,000	1,280,250
Share subscription received in advance	50,000	71,250	50,000
Loan proceeds	-	-	300,000
Net cash provided by financing activities	106,500	227,000	2,543,064
Net change in cash	(8,376)	7,572	14,412
Cash, beginning of period	22,788	15,216	-
Cash, end of period	$14,412	$22,788	$14,412

Cash paid for interest	$-	$7,819	$50,222

Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	430,510	218,429	54,763
Shares issued to settle debts	25,000	-	25,000

See Notes to Financial Statements

PROTOKINETIX, INC.
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

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management is presently engaged in seeking additional working capital through equity financing or related party loans.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2010, we had not commenced our planned principal operations.

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

Level 1 input is used to measure cash. At December 31, 2010 there were no other assets or liabilities subject to additional disclosure.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 11,080,000 outstanding warrants, 250,000 outstanding options and debt convertible into 1,200,000 common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

The Company accounts for stock compensation arrangements with non-employees in accordance with FASB Codification 505 – 50 “Equity-Based Payments to Non-Employees”, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes valuation model and the compensation charges are amortized over the vesting period.

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

Note 3. Short Term Loan

The short term loan was unsecured, non-interest bearing and was payable on demand. The loan was partially settled by issuing 250,000 share units at $0.10 per unit, and the remaining balance was fully paid during the year. Each share unit consists of one common share and one share purchase warrant exercisable at $0.10 per share till April 15, 2011.

Note 4. Convertible Note Payable

On July 1, 2007, the Company executed a loan agreement under which the Company issued to a corporation an 8% convertible promissory note in exchange for $300,000. The noteholder has the right to demand payment of the outstanding principal and interest at any time with a 30-day grace period. The note bears interest at 8% per annum and is due and payable no later than June 30, 2012. The noteholder has the right to convert the note into shares of the Company's common stock at $0.25 per share. No beneficial conversion feature was applicable to this convertible note.

Subsequent to the year ended December 31, 2010, the noteholder demanded the repayment of the loan in cash. The Company negotiated with the noteholder in January 2011 who accepted 9 million common shares of the Company as consideration for the settlement of the loan. (Note 11.)

Note 5. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2010, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $23,800,000 available to reduce future taxable income. The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $8,100,000 ($7,600,000 for 2009). The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized. The difference between the Company's statutory income tax rate of (34%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carryforwards.

Note 6. Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. In 2009 and 2010, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

	Number	Value
2009	of Shares	per Share
April	1,200,000	$0.11
May	500,000	0.10
June	300,000	0.09
July	1,324,500	0.18
October	5,050,000	0.08
November	756,000	0.08
Total 2009	9,130,500

2010	Number of Shares	Value per Share

January	1,095,000	$0.09
March	600,000	0.08
April	250,000	0.09
May	922,000	0.09
June	200,000	0.11
July	850,000	0.10
August	300,000	0.08
September	6,250,000	0.07
October	250,000	0.07
December	583,000	0.06
	11,300,000

Note 7. Stock Options

Stock option transactions are summarized as follows:

		Weighted		Aggregate
	Number of	Average Exercise		Intrinsic
	Options	Price		Value

Balance, December 31, 2008	250,000	$0.20
Granted	-	-

Balance, December 31, 2009 and 2010	250,000	$0.20		$-

Exercisable at December 31, 2010	250,000	$0.20		$-

Weighted average fair value of options during the year	granted Nil	(2009 - $Nil	)

At December 31, 2010, the following stock options were outstanding:

Number of Options	Exercise price	Expiry Date
250,000	$ 0.20	April 30, 2012

Note 8. Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance, December 31, 2008	11,760,000	$0.38
Issued	750,000	0.10
Expired	(1,250,000)	0.28

Balance, December 31, 2009	11,260,000	0.37
Issued	2,250,000	0.10
Expired	(2,430,000)	0.23
Balance, December 31, 2010	11,080,000	$0.34
Exercisable at December 31, 2010	11,080,000	$0.34

At December 31, 2010, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
1,500,000	$ 0.10	April 15, 2011
1 ,000,000	0.10	July 1, 2011
500,000	0.10	July 15, 2011
950,000	0.50	June 1, 2012
500,000	0.50	July 12, 2012
5,100,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

During 2010, the Company issued 2,250,000 (2009 – 750,000) warrants to purchase common stock at an exercise price of $0.10 (2009 - $0.10) per share pursuant to the terms of private placements closed that is issued to settle short-term loans during the year.

Note 9. Stockholders’ Deficiency

The Company is authorized to issue 100,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2010.

During the year ended December 31, 2010, the Company:

1)	Issued 2,000,000 units in private placements for total proceeds of $200,000, each unit consists of one common share and a warrant to purchase one common share at $0.10;

2)

Issued 12,650,000 shares for services with total valuation of $966,500, of which $911,737 was recorded in consulting and research and development expenses and $54,763 in prepaid expenses which will be amortized through year 2011.

3)	Issued 250,000 units to settle debt of $25,000. Each unit consists of one common share and a warrant to purchase one common share at $0.10.

During the year ended December 31, 2009, the Company

1)	issued 750,000 units in private placements for total proceeds of $75,000, each unit consists of one common share and a warrant to purchase one common share at $0.10;

2)

issued 10,380,500 shares for services with total valuation of $1,009,890, of which $791,461 was recorded in consulting and research and development expenses and $218,429 in prepaid expenses which will be amortized through year 2010.

3)	issued 600,000 shares pursuant to issuable shares as of December 31, 2008.

Note 10. Related Party Transactions

In 2010 the Company issued 1,350,000 shares to the directors for services performed during the year with a fair value of $94,500 (2009 – 1,250,000 shares with a fair value of $125,000).

Note 11. Subsequent Events

Subsequent to the year ended December 31, 2010, the Company:

1) Issued 9 million common shares of the Company to settle the convertible note payable. (Note 4.)

2) Issued 550,000 common shares of the Company for consulting services.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Annual Report on Controls and Procedures

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

As required by Rule 13a-15(c) promulgated pursuant to the Exchange Act, our management, including our principal executive officer and principal accounting officer, evaluated the effectiveness of our internal control over financial reporting as December 31, 2010. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Management, including our principal executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that it is not effective.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2010, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2010, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We intent to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of March 22, 2011, the Company's current officers and directors consist of the following persons:

Name	Age	Office	Since
Ross L. Senior, LLB	60	Chairman of the Board, President, CEO and CFO	2007
Mr. C. Fred Whittaker	70	Director	2005
Dr. Maximilien Arella, PhD	55	Director	2007

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

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2010, and 2009:

	Annual Compensation				Long-Term Compensation
Common Shares
					Restricted	Underlying
					Stock	Options	All
				Other Annual	Awards	Granted	Other
Name and Position	Year	Salary	Bonus	Compensation	(# of Shares)	(# Shares)	Compensation

Ross L. Senior, LLB President, Chief Executive Officer and Chief Financial Officer	2010 2009	$0 0	-0- -0-	-0- -0-	850,000 750,000	------ ------	-0- -0-

Mr. C. Fred Whittaker Director	2010 2009	$0 0	-0- -0-	-0- -0-	250,000 250,000	------ ------	-0- -0-

Dr. Maximilien Arella Director	2010 2009	$0 0	-0- -0-	-0- -0-	250,000 250,000	------ ------	-0- -0-

Options/SAR Grants in the Last Fiscal Year

N/A

Chief Executives Officer’s compensation

During fiscal year 2010, no compensation was issued to our Chief Executive Officer.

Compensation of Directors

Directors receive no remuneration for their services as directors at this time. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2010 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address	Shares Beneficially Owned	Percent of Class
Ross L. Senior (1)	1,660,000	2.0%
Mr. C. Fred Whittaker (2)	820,000	Less than 1%
Dr. Maximilien Arella(3)	800,000	Less than 1%
TOTAL	3,280,000	3.9%

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

Audit Fees

For the year ended December 31, 2010, Davidson &Company LLP, the Company’s principal accountants billed the Company $22,500 for fees for the audit of the Company’s annual financial statements.

Audit-Related Fees

For the years ended December 31, 2010 and December 31, 2009, Davidson & Company LLP did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2010 and December 31, 2009, Davidson and Company LLP did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2010 and December 31, 2009, Davidson & Company LLP did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the year ended December 31, 2010, Davidson & Company LLP billed the Company $14,892 for fees for the review of the Company’s quarterly financial statements.

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