Form 10-Q
period 2011-03-31
ProtoKinetix, Inc.
filed 2011-05-16
CIK 1128189

UNITED STATES
SECURITIES AND EXCHANGE C OMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large accelerated filer [   ]           Accelerated filer [   ]           Non-accelerated filer [   ]           Smaller reporting company [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [   ]      No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

93,512,433 common shares outstanding, $0.0000053 par value, at May 15, 2011.

PART I

ITEM 1.               FINANCIAL STATEMENTS

PROTOKINETIX, INC.

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$1,809	$14,412
Prepaid expenses	20,174	54,763

Total current assets and total assets	$21,983	$69,175

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$201,116	$237,597
Short-term loan (Note 3.)	22,291	-
Convertible note payable (Note 4.)	-	300,000

Total current liabilities	223,407	537,597

Stockholders' Deficiency
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 93,262,433 and 83,712,433 shares issued and outstanding for March 31,2011 and December 31,2010 respectively	503	452
Share subscriptions received in advance	100,000	50,000
Additional paid-in capital	23,938,806	23,275,857
Deficit accumulated during the development stage	(24,240,733)	(23,794,731)

Total stockholders’ deficiency	(201,424)	(468,422)

Total liabilities and stockholders’ deficiency	$21,983	$69,175

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2011

			Cumulative
			During the
			Development
	2011	2010	Stage

Revenues	$-	$-	$2,000

Expenses

Licenses	-	-	3,379,756
Professional fees	4,400	4,676	3,473,378
Consulting fees	67,589	123,065	12,902,339
Research and development	-	1,425	2,540,176
General and administrative	44,013	37,955	1,450,096
Interest	-	6,000	132,162

	116,002	173,121	23,877,907

Other items
Write-off of accounts payable	-	-	8,640
Loss on debt settlement	(330,000)	-	(330,000)
		-
	(330,000)	-	(321,360)

Loss from continuing operations	(446,002)	(173,121)	(24,197,267)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)

Net loss for the period	$(446,002)	$(173,121)	$(24,240,733)

Net Loss per Common Share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	85,325,173	61,264,015

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period from December 31, 2010 to March 31, 2011

						Stock	Deficit
	Common Stock		Common Stock			Subscriptions	Accumulated
					Additional	Received in	During the
			Issuable		Paid-in	advance	Development
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Total

Balance, December 31, 2010	83,712,433	$452	-	$-	$23,275,857	$50,000	$(23,794,731)	$(468,422)

Issuance of common stock for services: March 2010	550,000	3	-	-	32,997	-	-	33,000

Issuance of common stock to settle convertible debt	9,000,000	48	-	-	629,952	-	-	630,000

Stock subscriptions received in advance	-	-	-	-	-	50,000	-	50,000

Net loss for the period	-	-	-	-	-	-	(446,002)	(446,002)

Balance, March 31, 2011	93,262,433	$503	-	$-	$23,938,806	$100,000	$(24,240,733)	$(201,424)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010, and for the Period from
December 23, 1999 (Date of Inception) to March 31, 2011

			Cumulative
			During the
			Development
	2011	2010	Stage
Cash Flows from Operating Activities
Net loss for period	$(446,002)	$(173,121)	$(24,240,733)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt (Note 4.)	330,000		330,000
Issuance and amortization of common stock for services	67,589	113,285	18,253,524
Issuance and amortization of warrants for services	-	9,780	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Changes in operating assets and liabilities
Prepaids	-	(10,000)	(10,000)
Accounts payable	(36,481)	33,433	209,756
Net cash used in operating activities	(84,894)	(26,623)	(2,610,158)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short-term loan proceeds	22,291	10,000	22,291
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	-	3,750	1,280,250
Share subscriptions received in advance	50,000	-	100,000
Loan proceeds	-	-	300,000

Net cash provided by financing activities	72,291	13,750	2,615,355
Net change in cash	(12,603)	(12,873)	1,809
Cash, beginning of period	14,412	22,788
Cash, end of period	$1,809	$9,915	$1,809

Cash paid for interest	$-	$-	$42,703

Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	33,000	146,550	20,174
Shares issued to settle debt	300,000	-	300,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

Interim Period Financial Statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles for the three months ended March 31, 2011 and 2010 and the cumulative period from December 23, 1999 to March 31, 2011 and with the instructions to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended December 31, 2010. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to valuation of equity related instruments issued.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 7,280,000 (2010: 11,260,000) outstanding warrants, and 250,000 (2010: 250,000) outstanding options and debt convertible into nil (2010: 1,200,000) common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total

Cash	$1,809	$-	$-	$1,809

Recent Accounting Pronouncements

The management of the Company has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

Note 4. Convertible Note Payable

On July 1, 2007, the Company executed a loan agreement under which the Company issued to a corporation an 8% convertible promissory note in exchange for $300,000. The note holder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period. The note is due and payable no later than June 30, 2012, and is convertible into shares of the Company's common stock at $0.25 per share. No beneficial conversion feature was applicable to this convertible note. During the period, the note holder demanded the repayment of the loan in cash. The Company negotiated with the note holder who accepted 9 million common shares of the Company as consideration for the settlement of the loan. On January 26, 2011, the Company issued 9 million shares at $0.07 per share to settle the convertible note. The fair value of the 9 million shares issued exceeds the loan principal by $330,000, which is recorded as loss on settlement of loan.

Note 5. Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. In the period ended March 31, 2011, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

2011	Number of Shares	Value per Share
March	550,000	$ 0.06
Total , March 31, 2011	550,000

Note 6. Stock Options

There were no stock option transactions during the three month period ended March 31, 2011.

At March 31, 2011, the following stock options were outstanding:

Number of Options	Exercise price	Expiry Date

250,000	$ 0.20	April 30, 2012

These options are fully vested as at March 31, 2011.

Note 7. Warrants

There were no warrant transactions during the three month period ended March 31, 2011.

At March 31, 2011, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
1,500,000	$ 0.10	April 15, 2011 (Subsequently expired)
1,000,000	0.10	July 1, 2011
500,000	0.10	July 15, 2011
950,000	0.50	June 1, 2012
500,000	0.50	July 12, 2012
1,300,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

7,280,000

During the period ended March 31, 2011, 3,800,000 warrants exercisable at a $0.50 per share until August 1, 2012, were cancelled

Note 8. Stockholders’ Equity (Deficiency)

The Company is authorized to issue 100,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2011.

During the three month period ended March 31, 2011, the Company:

1)	Issued 9,000,000 shares to settle the convertible debt of $300,000.
2)	Issued 550,000 shares for services with a total valuation of $33,000

Note 9. Subsequent Event

Subsequent to the period ended March 31, 2011, the Company issued 250,000 shares of the Company to the share subscription holder.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the three months ended March 31, 2011 and 2010 and for the period from December 23, 1999 to March 31, 2011. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $0 in revenues for the Period ending March 31, 2011

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific and business development efforts, to date, we have not yet marketed a product. Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdifluride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses. The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

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

Cell Lines Tested

Stem cells (human) Whole blood cells Blood Platelet cells Heart tissue Hela (cancer) cells Kidney (KB and vero) cells	Adult skin fibroblast cells Heart cells (cardiac myocites) Liver cells (hepatocites) Embryonic skin fibroblast cells Islet cells (pancreatic) Stem cells (mouse)

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

Plan of Operation

          Our current operations are centered around our relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. We intend to continue these efforts throughout 2011.

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

Results of Operations for the three months ended March 31, 2011 compared to March 31, 2010 are as follows:

We had $nil in net revenues for the period ending March 31, 2011.

Operating expenses from continuing operations and net loss were $446,002 for the three month period ending March 31, 2011 compared to $173,121 for the three months ending March 31, 2010. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses. Significant changes from the prior three month period include;

Professional fees decreased by $276 from $4,676 to $4,400 primarily as a result of a reduction in activity with our legal council.

Consulting fees decreased by $55,476 from $123,065 to $67,589 as a result of fewer consulting agreements entered into by the company in 2011.

Liquidity and Capital Resources

          At March 31, 2011, we had $1,809 in cash and $21,983 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

          The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

          Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending March 31, 2011.

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

          Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Changes in internal controls

          There were no significant changes in the Company’s internal controls or other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

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

          On January 26, 2011, we issued 9,000,000 common shares to settle convertible debt. These issuances were made in lieu of cash payments and were considered exempt transactions under Regulation S.

          On March 8, 2010, we issued 550,000 common shares to consultants in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

          On April 21, 2011, we issued a total of 250,000 common shares and warrants to settle $25,000 share subscription received from investors in connection with a private placement for a total sales price of $25,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 3.                DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to our security holders for a vote during the quarter ended March 31, 2011.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	May 15, 2011
Ross L. Senior	Chief Financial Officer