Form 10-Q
period 2011-06-30
ProtoKinetix, Inc.
filed 2011-08-15
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

94,462,433 common shares outstanding, $0.0000053 par value, at August 11, 2011.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PROTOKINETIX, INC.

Balance Sheets at June 30, 2011 and December 31, 2010
Statements of Operations for the three and six months ended June 30, 2011 and 2010 and for the period from December 23, 1999 (Date of Inception) to June 30, 2011
Statements of Stockholder’s Deficiency for the Period from December 31, 2010 to June 30, 2011
Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the Period from December 23, 1999 (Date of Inception) to June 30, 2011
Notes to Financial Statements

PROTOKINETIX, INC.

BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$2,001	$14,412
Accounts receivable (Note 3)	4,333	-
Prepaid expenses	9,000	54,763

Total current assets and total assets	$15,334	$69,175

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$291,184	$237,597
Short-term loan (Note 4)	104,731	-
Convertible note payable (Note 5)	-	300,000

Total current liabilities	395,915	537,597

Stockholders' Deficiency
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 94,262,433 and 83,712,433 shares issued and outstanding for June 30,2011 and December 31,2010 respectively	507	452
Share subscriptions received in advance	25,000	50,000
Additional paid-in capital	24,021,302	23,275,857
Deficit accumulated during the development stage	(24,427,390)	(23,794,731)

Total stockholders’ deficiency	(380,581)	(468,422)

Total liabilities and stockholders’ deficiency	$15,334	$69,175

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010, and for the
Period from December 23, 1999 (Date of Inception) to June 30, 2011

					Cumulative
	Three Months	Three Months	Six Months	Six Months	During the
	Ended	Ended	Ended	Ended	Development
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Stage
Revenues	$-	$-	$-	$-	$2,000
General and administrative expenses
Licenses	-	-	-	-	3,379,756
Professional fees	23,691	3,592	28,091	8,268	3,497,069
Consulting fees	118,674	162,665	186,263	285,730	13,021,013
Research and development	-	-	-	1,425	2,540,176
General and administrative	44,292	36,080	88,305	74,035	1,494,388
Interest	-	6,000	-	12,000	132,162

	186,657	208,337	302,659	381,458	24,064,564
Loss from continuing operations	(186,657)	(208,337)	(302,659)	(381,458)	(24,062,564)

Write-off of accounts payable	-	-	-	-	8,640
Loss on debt settlement(Note 5)	-	-	(330,000)	-	(330,000)
	(186,657)	(208,337)	(632,659)	(381,458)	(24,383,924)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	-	-	(43,466)
Net loss for the period	$(186,657)	$(208,337)	$(632,659)	$(381,458)	$(24,427,390)

Net Loss per Share (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares Outstanding (basic and diluted)	93,594,851	70,507,756	87,788,814	70,176,302

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period from December 31, 2010 to June 30, 2011

				Stock	Deficit
	Common Stock			Subscriptions	Accumulated
			Additional	Received in	During the
			Paid-in	advance	Development
	Shares	Amount	Capital	(Receivable)	Stage	Total

Balance, December 31, 2010	83,712,433	$452	$23,275,857	$50,000	$(23,794,731)	$(468,422)

Issuance of common stock for services:
March 2011	550,000	3	32,997	-	-	33,000
June 2011	250,000	1	7,499	-	-	7,500

Issuance of common stock to settle convertible debt	9,000,000	48	629,952	-	-	630,000

Issuance of common stock from Private Placement	750,000	3	74,997	(25,000)	-	50,000

Net loss for the period	-	-	-	-	(632,659)	(632,659)

Balance, June 30, 2011	94,262,433	$507	$24,021,302	$25,000	$(24,427,390)	$(380,581)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010, and for the Period from
December 23, 1999 (Date of Inception) to June 30, 2011

			Cumulative
			During the
			Development
	2011	2010	Stage
Cash Flows from Operating Activities
Net loss for period	$(632,659)	$(381,458)	$(24,427,390)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt	330,000		330,000
Issuance and amortization of common stock for services	86,263	271,060	18,272,198
Issuance and amortization of warrants for services	-	14,670	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Changes in operating assets and liabilities
Accounts receivable	(4,333)	-	(4,333)
Prepaids	-	(10,000)	(10,000)
Accounts payable	53,587	42,085	299,824
Net cash used in operating activities	(167,142)	(63,643)	(2,692,406)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short-term loan proceeds	104,731	10,000	104,731
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	-	3,750	1,280,250
Share subscriptions received in advance	50,000	48,750	100,000
Loan proceeds	-	-	300,000

Net cash provided by financing activities	154,731	62,500	2,697,795
Net change in cash	(12,411)	(1,143)	2,001
Cash, beginning of period	14,412	22,788	-
Cash, end of period	$2,001	$21,645	$2,001

Cash paid for interest	$-	$-	$42,703

Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	33,000	191,050	10,000
Shares issued to settle debt	300,000	50,000	300,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

Interim Period Financial Statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles for the six months ended June 30, 2011 and 2010 and the cumulative period from December 23, 1999 to June 30, 2011 and with the instructions to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended December 31, 2010. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 5,780,000 (2010: 11,260,000) outstanding warrants, and 250,000 (2010: 250,000) outstanding options and debt convertible into nil (2010: 1,200,000) common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Fair Value of Financial Instruments

Financial instruments, including cash, accounts receivable, accounts payable, short-term loan and convertible note payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Asset	Level 1	Level 2	Level 3	Total
Cash	$2,001	$-	$-	$2,001

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

Note 3. Accounts Receivable

The accounts receivable is refundable harmonized sales tax (HST) paid on purchases.

Note 4. Short Term Loan

The short term loan is unsecured, non-interest bearing and is payable on demand.

Note 5. Convertible Note Payable

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

.

Note 6. Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. In the period ended June 30, 2011, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

2011	Number of Shares	Value per Share
March	550,000	$0.06
June	250,000	0.03
Total, June 30, 2011	800,000

Note 7. Stock Options

There were no stock option transactions during the six month period ended June 30, 2011.

At June 30, 2011, the following stock options were outstanding:

Number of Options	Exercise price	Expiry Date
250,000	$ 0.20	April 30, 2012

In October 2008, 250,000 stock options were granted to a consultant and vested fully. The fair value of the options was estimated using the Black-Scholes Option Pricing Model, which generated the fair value of $23,528. Consulting expense of the fair value of the options was recorded in 2008.

Note 8. Warrants

At June 30, 2011, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date

1,000,000	$ 0.10	July 1, 2011
500,000	0.10	July 15, 2011
950,000	0.50	June 1, 2012
500,000	0.50	July 12, 2012
1,300,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

5,780,000

During the six month period ended June 30, 2011, 3,800,000 warrants exercisable at a $0.50 per share until August 1, 2012, were cancelled. Also, 1,500,000 warrants exercisable at a $0.10 per share until April 15, 2011 expired.

Note 9. Stockholders’ Equity (Deficiency)

The Company is authorized to issue 100,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2011.

During the six month period ended June 30, 2011, the Company:

1)	Issued 9,000,000 shares to settle the convertible debt of $300,000.
2)	Issued 800,000 shares for services with a total valuation of $40,500

Note 10. Subsequent Event

Subsequent to the period ended June 30, 2011, the Company issued 200,000 shares of the Company to a consultant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the six months ended June 30, 2011 and 2010 and for the period from December 23, 1999 to June 30, 2011. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $0 in revenues for the Period ending June 30, 2011

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific and business development efforts, to date, we have not yet marketed a product. Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdifluride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses. The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

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

Results of Operations for the six months ended June 30, 2011 compared to June 30, 2010 are as follows:

We had $nil in net revenues for the period ending June 30, 2011.

Operating expenses from continuing operations and net loss were $632,659 for the six month period ending June 30, 2011 compared to $381,458 for the six months ending June 30, 2010. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses. Significant changes from the prior three month period include;

Professional fees increased by $19,823 from $8,268 to $28,091 primarily as a result of an increase in activity with our legal council.

Consulting fees decreased by $99,467 from $285,730 to $186,263 as a result of fewer consulting agreements entered into by the company in 2011.

Liquidity and Capital Resources

     At June 30, 2011, we had $2,011 in cash and $15,334 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

     The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending June 30, 2011.

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

     Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

     On December 30, 2010 we issued 583,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

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

     On June 13, 2011, we issued a total of 500,000 common shares and warrants to settle $50,000 share subscription received from investors in connection with a private placement for a total sales price of $50,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

     On June 13, 2011 we issued 250,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

     On July 19, 2011 we issued 200,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

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

No matters were submitted to our security holders for a vote during the quarter ended June 30, 2011.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	August 11, 2011
Ross L. Senior	Chief Financial Officer