Form 10-Q
period 2011-09-30
ProtoKinetix, Inc.
filed 2011-11-14
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ___     No X

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

95,712,433 common shares outstanding, $0.0000053 par value, at November 9, 2011.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PROTOKINETIX, INC.

Balance Sheets at September 30, 2011 and December 31, 2010

Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and for the period from December 23, 1999 (Date of Inception) to September 30, 2011

Statements of Stockholder’s Equity (Deficiency) for the Period from December 31, 2010 to September 30, 2011

Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and for the Period from December 23, 1999 (Date of Inception) to September 30, 2011

Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$6,436	$14,412
Accounts receivable (Note 3)	5,377	-
Prepaid expenses	39,750	54,763

Total current assets and total assets	$51,563	$69,175

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$153,693	$237,597
Short-term loan (Note 4)	18,855	-
Convertible note payable (Note 5)	300,000	300,000

Total current liabilities	472,548	537,597

Stockholders' Deficiency
Common stock, $0.0000053 par value; 100,000,000 common shares authorized; 94,962,433 and 83,712,433 shares issued and outstanding for September 30, 2011 and December 31, 2010 respectively	510	452
Shares committed for issuance pursuant to consulting agreements	22,500	-
Share subscriptions received in advance	25,000	50,000
Additional paid-in capital	24,049,799	23,275,857
Deficit accumulated during the development stage	(24,518,794)	(23,794,731)

Total stockholders’ deficiency	(420,985)	(468,422)

Total liabilities and stockholders’ deficiency	$51,563	$69,175

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Nine months Ended September 30, 2011 and 2010, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2011

	Three Months	Three Months	Nine months	Nine months	Cumulative
	Ended	Ended	Ended	Ended	During the
	September 30,	September 30,	September 30,	September 30,	Development
	2011	2010	2011	2010	Stage
Revenues	$-	$-	$-	$-	$2,000
General and administrative expenses:
Licenses	-	-	-	-	3,379,756
Professional fees	18,130	5,100	46,221	13,368	3,515,199
Consulting fees	40,250	377,437	226,513	694,407	13,061,263
Research and development	13,415	119,550	13,415	120,975	2,553,591
General and administrative	28,610	80,694	116,914	154,729	1,522,997
Interest	6,000	6,000	6,000	18,000	138,162

	106,405	588,781	409,063	1,001,479	24,170,968
Loss from continuing operations	(106,405)	(588,781)	(409,063)	(1,001,479)	(24,168,968)

Other income	15,000	-	15,000	-	15,000
Write-off of accounts payable	-	-	-	-	8,640
Loss on debt settlement (Note 5)	-	-	(330,000)	-	(330,000)
Loss before discontinuted operations	(91,405)	(588,781)	(724,063)	(1,001,479)	(24,475,328)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	-	-	(43,466)
Net loss for the period	$(91,405)	$(588,781)	$(724,063)	$(1,001,479)	$(24,518,794)

Net Loss per Share (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares Outstanding (basic and diluted)	94,424,390	73,428,203	90,448,845	71,560,220

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period from December 31, 2010 to September 30, 2011

				Stock	Shares	Deficit
	Common Stock			Subscription	Committed	Accumulated
			Additional	Received in	For	During the
			Paid-in	advance	Issuance	Development
	Shares	Amount	Capital	(Receivable)		Stage	Total

Balance, December 31, 2010	83,712,433	$452	$23,275,857	$50,000	$-	$(23,794,731)	$(468,422)

Issuance of common stock for services:
March 2011	550,000	3	32,997	-	-	-	33,000
June 2011	250,000	1	7,499	-	-	-	7,500
July 2011	200,000	1	5,999	-	-	-	6,000
September 2011	750,000	2	22,498	-	-	-	22,500

Issuance of common stock to settle convertible debt	9,000,000	48	629,952	-	-	-	630,000

Shares committed for issuance pursuant to consulting agreements				-	22,500	-	22,500

Issuance of common stock from Private Placement	750,000	3	74,997	(25,000)	-	-	50,000

Net loss for the period	-	-	-	-	-	(724,063)	(724,063)

Balance, September 30, 2011	95,212,433	$510	$24,049,799	$25,000	$22,500	$(24,518,794)	$(420,985)

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Nine months Ended September 30, 2011 and 2010, and for the Period from
December 23, 1999 (Date of Inception) to September 30, 2011

			Cumulative
			During the
			Development
	2011	2010	Stage
Cash Flows from Operating Activities
Net loss for period	$(724,063)	$(1,001,479)	$(24,518,794)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt	330,000		330,000
Issuance and amortization of common stock for services	22,499	835,151	18,254,197
Issuance and amortization of warrants for services	-	22,005	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Changes in operating assets and liabilities
Accounts receivable	(5,377)	-	(5,377)
Prepaids	84,014	(10,000)	28,251
Accounts payable	(83,904)	74,918	162,333
Net cash used in operating activities	(376,831)	(79,405)	(2,902,095)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short-term loan proceeds (repayment)	18,855	(91,250)	18,855
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	50,000	128,750	1,330,250
Share subscriptions received in advance	-	25,000	50,000
Loan proceeds	300,000	-	600,000

Net cash provided by financing activities	368,855	62,500	2,911,919
Net change in cash	(7,976)	(16,905)	6,436
Cash, beginning of period	14,412	22,788	-
Cash, end of period	$6,436	$5,883	$6,436

Cash paid for interest	$-	$-	$50,222

Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	39,750	273,050	39,750
Common stock issued to settle convertible debt	300,000	-	300,000
Common stock issued to settle short-term loans	-	25,000	25,000
Common stock reserved for issuance	22,500	399,000	22,500

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2011

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

Interim Period Financial Statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with United States generally accepted accounting principles for the nine months ended September 30, 2011 and 2010 and the cumulative period from December 23, 1999 to September 30, 2011 and with the instructions to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's Form 10K for the year ended December 31, 2010. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 4,280,000 (2010: 11,260,000) outstanding warrants, and 250,000 (2010: 250,000) outstanding options and debt convertible into 12,000,000 (2010: 1,200,000) common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Asset	Level 1	Level 2	Level 3	Total
Cash	$6,436	$-	$-	$6,436

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

Note 5. Convertible Note Payable

On July 1, 2007, the Company executed a loan agreement under which the Company issued to a corporation an 8% convertible promissory note in exchange for $300,000. The note holder had the right to demand payment of outstanding principal and interest at any time with a 30-day grace period. The note was due and payable no later than June 30, 2012, and was convertible into shares of the Company's common stock at $0.25 per share. No beneficial conversion feature was applicable to this convertible note. During the period, the note holder demanded the repayment of the loan in cash. The Company negotiated with the note holder who accepted 9 million common shares of the Company as consideration for the settlement of the loan. On January 26, 2011, the Company issued 9 million shares at $0.07 per share to settle the convertible note. The fair value of the 9 million shares issued exceeds the loan principal by $330,000, which is recorded as loss on settlement of loan.

On July 1, 2011, the Company executed a loan agreement under which the Company issued to a corporation an 8% convertible promissory note in exchange for $300,000. The note holder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period. The note is due and payable no later than June 30, 2016, and is convertible into shares of the Company's common stock at $0.025 per share. No beneficial conversion feature was applicable to this convertible note.

Note 6. Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. In the period ended September 30, 2011, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

2011	Number of Shares	Value per Share
March	550,000	$0.06
June	250,000	0.03
July	200,000	0.03
September	500,000	0.03
Total, September 30, 2011	1,500,000

Note 7. Stock Options

There were no stock option transactions during the nine month period ended September 30, 2011.

At September 30, 2011, the following stock options were outstanding:

Number of Options	Exercise price	Expiry Date
250,000	$ 0.20	April 30, 2012

In October 2008, 250,000 stock options were granted to a consultant and vested fully. The fair value of the options was estimated using the Black-Scholes Option Pricing Model, which generated the fair value of $23,528. Consulting expense of the fair value of the options was recorded in 2008.

Note 8. Warrants

At September 30, 2011, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date

950,000	$ 0.50	June 1, 2012
500,000	0.50	July 12, 2012
1,300,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

4,280,000

During the nine month period ended September 30, 2011, 3,800,000 warrants exercisable at a $0.50 per share until August 1, 2012, were cancelled. Also, 3,000,000 warrants exercisable at a $0.10 per share expired.

Note 9. Stockholders’ Equity (Deficiency)

The Company is authorized to issue 100,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2011.

During the nine month period ended September 30, 2011, the Company:

1)	Issued 9,000,000 shares to settle the convertible debt of $300,000.
2)	Issued 1,500,000 shares for services with a total valuation of $61,500.

Note 10. Subsequent Event

Subsequent to the period ended September 30, 2011, the Company issued 750,000 shares of the Company to consultants as part of shares committed for issuance pursuant to consulting agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the nine months ended September 30, 2011 and 2010 and for the period from December 23, 1999 to September 30, 2011. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $0 in revenues for the Period ending September 30, 2011

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific and business development efforts, to date, we have not yet marketed a product. Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdifluride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses. The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

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

Results of Operations for the nine months ended September 30, 2011 compared to September 30, 2010 are as follows:

We had $nil in net revenues for the period ending September 30, 2011.

Operating expenses from continuing operations and net loss were $724,063 for the nine month period ending, September 30, 2011 compared to $1,001,479 for the nine months ending September 30, 2010. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses. Significant changes from the prior three month period include;

Professional fees increased by $32,853 from $13,368 to $46,221 primarily as a result of an increase in activity with our legal council.

Consulting fees decreased by $476,894 from $694,407 to $226,513 as a result of fewer consulting agreements entered into by the company in 2011.

Liquidity and Capital Resources

     At September 30, 2011, we had $6,436 in cash and $51,563 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

     The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending September 30, 2011.

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

     Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” has concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting.

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

     On September 29, 2011 we issued 500,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

     On October 3, 2011 we issued 250,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

     On October 7, 2011 we issued 500,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

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

No matters were submitted to our security holders for a vote during the quarter ended September 30, 2011.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	November 14, 2011
Ross L. Senior	Chief Financial Officer