Form 10-K
period 2011-12-31
ProtoKinetix, Inc.
filed 2012-03-20
CIK 1128189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [X]

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 2,300,000 based upon the closing price of our common stock which was $0.02 on March 9, 2012. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2012, there were 119,512,433 shares of our common stock that were issued and outstanding.

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

WE ARE A DEVELOPMENT STAGE BUSINESS AND AN INVESTMENT IN OUR COMPANY IS EXTREMELY RISKY.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
_________________________
PROTOKINETIX, INC.

PART I

ITEM 1.               BUSINESS

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $0 in revenues for the year ended December 31, 2011.

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

Stress Conditions and Agents

Temperature

  temperatures ranging from -80° C to +37° C

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

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no vote by shareholders without a meeting and no shareholder meetings were held during the year ended December 31, 2011.

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

2011	Low	High
First Quarter	$.02	$.09
Second Quarter	.03	.05
Third Quarter	.02	.03
Fourth Quarter	.02	.04

2010	Low	High
First Quarter	$.07	$.12
Second Quarter	.08	.14
Third Quarter	.05	.12
Fourth Quarter	.03	.07

Holders

As of March 15, 2012, there were approximately 67 shareholders of record of the company's Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There have been no sales of unregistered securities during calendar 2011 which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

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

          On September 8, 2010, we issued a total of 250,000 common shares and warrants to an investor to settle a $25,000 short term loan. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

          On September 15, 2010, the Board of Directors of the Company authorized to issue 7,600,000 shares to the Company’s directors and officers.

          On October 1, 2010, we issued 250,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

          On December 30, 2010, we issued 583,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

          On January 26, 2011, we issued 9,000,000 common shares to settle convertible debt. These issuances were made in lieu of cash payments and were considered exempt transactions under Regulation S.

          On March 8, 2011, we issued 550,000 common shares to consultants in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

          On April 21, 2011, we issued a total of 250,000 common shares and warrants to settle a $25,000 share subscription received from investors in connection with a private placement for a total sales price of $25,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

          On June 13, 2011, we issued a total of 500,000 common shares and warrants to settle a $50,000 share subscription received from investors in connection with a private placement for a total sales price of $50,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

          On October 1, 2011, the Board of Directors of the Company authorized the issuance of 3,400,000 shares to the Company’s directors and officers.

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

          On December 12, 2011 we issued 500,000 common shares to a consultant in connection with a consulting agreement. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

          On December 30, 2011, we issued 20,400,000 common shares to consultants in connection with consulting agreements. These issuances were made in lieu of cash payments for services rendered and were considered exempt transactions under Regulation S.

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

ITEM 6.               SELECTED FINANCIAL DATA

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

Year Ended December 31,	2007	2008	2009	2010	2011

Statement of Operations Data:
Revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	996,538	405,281	175,958	161,508	117,415
Consulting and Professional	1,553,000	843,080	862,181	998,876	586,529
General and Administrative	178,731	302,457	231,970	237,027	212,989
Total operating expenses	2,728,269	1,550,818	1,270,109	1,397,412	916,933
Net loss	(2,728,269)	(1,550,818)	(1,270,109)	(1,388,772)	(1,231,933)
Net loss per share:
Basic and diluted	(0.06)	(0.03)	(0.02)	(0.02)	(0.01)
Weighted average number of shares	45,749,464	53,004,810	60,822,963	75,471,414	93,592,433

Year Ended December 31,	2007	2008	2009		2010	2011

Balance Sheet Data:
Cash	$37,350	$15,216	$22,788	$		4,512
					14,412
Total assets	147,776	257,222	263,410		69,175	29,771
Convertible note payable	300,000	300,000	300,000		300,000	300,000
Common stock and additional paid-in capital	19,323,983	20,998,223	22,157,049		23,326,309	24,566,309
Total stockholders’ equity	(261,049)	(137,627)	(248,910)		(468,422)	(460,355)

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2011. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

Quarter Ended	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Statements of Operations Data:

Revenue	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Operating expenses:
Research and licensing	1,425	-	119,550	40,533	-	-	13,415	104,000
Consulting and Professional	127,741	166,257	382,537	322,341	71,989	142,365	58,350	313,795
General and Administrative	43,955	42,080	86,694	64,298	44,013	44,292	34,610	90,075
Total operating expenses	173,121	208,337	588,781	427,172	116,002	186,657	106,405	507,870
Net loss	(173,121)	(208,337)	(588,781)	(418,533)	(446,002)	(186,657)	(91,405)	(507,8870)
Net loss per share:
Basic and diluted	(.00)	(.01)	(.01)	(.01)	(.00)	(.01)	(.01)	(.01)
Weighted average number of shares (in thousands)	61,264,015	70,507,756	73,428,203	75,471,414	85,325,173	93,594,851	94,424,390	93,592,433

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Expenses

Our expenses in 2011 were $916,933 which consisted of $74,497 in professional legal and accounting expenses. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations. These professional consulting fees amounted to $512,032. These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities. Additional professional consulting fees have been included in product research and development totaling $117,415.

Plan of Operation

Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2012.

Sales and Marketing

The Company is currently not selling or marketing any products.

Liquidity and Capital Resources

At December 31, 2011, we had $4,512 in cash and $29,771 in total current assets. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2011.

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

Results of Operations for the Year Ended December 31, 2011.

We had $nil in net revenues.

We had a $1,231,933 net loss from operations for 2011.

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

DECEMBER 31, 2011

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Protokinetix Inc.

We have audited the accompanying balance sheets of Protokinetix Inc. (a development stage company (“the Company”)) as of December 31, 2011 and December 31, 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from incorporation on December 23, 1999 (date of inception) to December 31, 2011. Protokinetix Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protokinetix Inc. as of December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and December 31, 2010 and for the period from incorporation on December 23, 1999 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the development stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might affect the outcome of the uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

March 15, 2012

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS
As at December 31

	2011	2010
ASSETS

Current Assets
Cash	$4,512	$14,412
Prepaid expenses	18,731	54,763
Accounts receivable (Note 3)	6,528	-

Total current assets and total assets	$29,771	$69,175

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$153,391	$237,597
Short-term loan (Note 4)	36,735	-
Convertible note payable (Note 5)	300,000	300,000

Total current liabilities	490,126	537,597

Stockholders' Deficit
Common stock, $0.0000053 par value; 200,000,000 common shares authorized; 119,512,433 and 83,712,433 shares issued and outstanding for 2011 and 2010 respectively	643	452
Share subscription received in advance	25,000	50,000
Additional paid-in capital	24,540,666	23,275,857
Deficit accumulated during the development stage	(25,026,664)	(23,794,731)

Total stockholders’ deficit	(460,355)	(468,422)

Total liabilities and stockholders’ deficit	$29,771	$69,175

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2011

			Cumulative
			During the
			Development
	2011	2010	Stage

Revenues	$-	$-	$2,000

Expenses
Licenses	-	-	3,379,756
Professional fees	74,497	47,507	3,543,475
Consulting fees (Note 11)	512,032	951,369	13,346,782
Research and development	117,415	161,508	2,657,591
General and administrative	200,989	213,028	1,607,072
Interest	12,000	24,000	144,162

	916,933	1,397,412	24,678,838

Loss from continuing operations	(916,933)	(1,397,412)	(24,676,838)

Other Income	15,000	-	15,000
Write-off of accounts payable	-	8,640	8,640
Loss on debt conversion	(330,000)	-	(330,000)
	(1,231,933)	(1,388,772)	(24,983,198)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)

Net loss for the period	$(1,231,933)	$(1,388,772)	$(25,026,664)

Net Loss per Common Share (basic and diluted)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	93,592,433	75,471,414

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2011

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
For the Period from December 23, 1999 (Date of Inception) to December 31, 2011

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
For the Period from December 23, 1999 (Date of Inception) to December 31, 2011

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
For the Period from December 23, 1999 (Date of Inception) to December 31, 2011

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

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2011

						Stock	Deficit
	Common Stock		Common Stock			Subscriptions	Accumulated
					Additional	Received in	During the
			Issuable		Paid-in	Advance	Development
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Total

Issuance of common stock for services:
January 2010	1,095,000	$6	-	$-	$98,544	$-	$-	$98,550
March 2010	600,000	5	-	-	47,995	-	-	48,000
April 2010	250,000	1	-	-	22,499	-	-	22,500
May 2010	922,000	5	-	-	82,975	-	-	82,980
June 2010	200,000	1	-	-	21,999	-	-	22,000
July 2010	850,000	4	-	-	82,996	-	-	83,000
August 2010	300,000	2	-	-	23,998	-	-	24,000
September 2010	6,250,000	34	-	-	437,466	-	-	437,500
October 2010	250,000	1	-	-	17,499	-	-	17,500
December 2010	583,000	3	-	-	34,977	-	-	34,980

Issuance of common stock from Private
Placement – January 2010	1,250,000	7	-	-	124,993	(71,250)	-	53,750
September 2010	750,000	4	-	-	74,996	-	-	75,000

Issuance of common stock to settle short term loan
September 2010	250,000	1	-	-	24,999	-	-	25,000

Issuance of common stock to Directors	1,350,000	6	-	-	94,494	-	-	94,500

Stock subscriptions received in advance	-	-	-	-	-	50,000	-	50,000

Net loss for the year	-	-	-	-	-	-	(1,388,772)	(1,388,772)

Balance, December 31, 2010	83,712,433	$452	-	$-	$23,275,857	$50,000	$(23,794,731)	$(468,422)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2011

						Stock	Deficit
	Common Stock		Common Stock			Subscriptions	Accumulated
					Additional	Received in	During the
			Issuable		Paid-in	Advance	Development
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Total

Issuance of common stock for services:
March 2011	550,000	$3	-	$-	$32,997	$-	$-	$33,000
June 2011	250,000	1	-	-	7,499	-	-	7,500
July 2011	200,000	1	-	-	5,999	-	-	6,000
September 2011	750,000	3	-	-	22,497	-	-	22,500
October 2011	500,000	2	-	-	14,998	-	-	15,000
December 2011	20,400,000	113	-	-	407,887	-	-	408,000

Issuance of common stock from Private
Placement	750,000	3	-	-	74,997	(75,000)	-	-

Issuance of common stock to settle convertible debt	9,000,000	48	-	-	629,952	-	-	630,000

Issuance of common stock to Directors	3,400,000	17	-	-	67,983	-	-	68,000

Stock subscriptions received in advance	-	-	-	-	-	50,000	-	50,000

Net loss for the year	-	-	-	-	-	-	(1,231,933)	(1,231,933)

Balance, December 31, 2011	119,512,433	$643	-	$-	$24,540,666	$25,000	$(25,026,664)	$(460,355)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2011

			Cumulative
			During the
			Development
	2011	2010	Stage

Cash Flows from Operating Activities
Net loss for period	$(1,231,933)	$(1,388,772)	$(25,026,664)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	(8,640)	(8,640)
Loss on settlement of debt	330,000	-	330,000
Issuance and amortization of common stock for services	596,032	1,134,472	18,727,204
Issuance and amortization of warrants for services	-	26,897	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Changes in operating assets and liabilities
Accounts receivable	(6,528)	-	(6,528)
Prepaid expenses	-	(10,000)	44,763
Accounts payable	(84,206)	131,167	162,031

Net cash used in operating activities	(396,635)	(114,876)	(2,921,899)

Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)

Net cash used in investing activities	---	-----	(3,388)

Cash Flows from Financing Activities
Short term loan	36,735	(72,250)	36,735
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	75,000	128,750	1,355,250
Share subscription received in advance	(25,000)	50,000	25,000
Loan proceeds	300,000	-	600,000

Net cash provided by financing activities	386,735	106,500	2,929,799

Net change in cash	(9,900)	(8,376)	4,512

Cash, beginning of period	14,412	22,788	-

Cash, end of period	$4,512	$14,412	$4,512

Cash paid for interest	$-	$-	$50,222

Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	18,731	430,510	18,731
Shares issued to settle debts	-	25,000	25,000
Common stock issued to settle convertible debt	300,000	-	300,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2011, we had not commenced our planned principal operations.

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

Level 1 input is used to measure cash. At December 31, 2011 there were no other assets or liabilities subject to additional disclosure.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1 for 75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 11,080,000 outstanding warrants, 250,000 outstanding options and debt convertible into 1,200,000 common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Share-Based Compensation

The Company has granted warrants and options to purchase shares of the Company's common stock to various parties for consulting services. The fair values of the warrants and options issued have been estimated using the Black-Scholes option-pricing model.

The Company accounts for stock-based compensation under "Share-Based Payment," which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes option-pricing model.

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

Recent Accounting Pronouncements

The company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the financial position or results of operations.

Note 3. Accounts Receivable

The accounts receivable is refundable harmonized sales tax (HST) paid on purchases.

Note 4. Short Term Loan

The short term loan is unsecured, non-interest bearing and is payable on demand.

Note 5. Convertible Note Payable

On July 1, 2007, the Company executed a loan agreement under which the Company issued to a corporation an 8% convertible promissory note in exchange for $300,000. The note holder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period. The note is due and payable no later than June 30, 2012, and is convertible into shares of the Company's common stock at $0.25 per share. No beneficial conversion feature was applicable to this convertible note. During the year, the note holder demanded the repayment of the loan in cash. The Company negotiated with the note holder who accepted 9 million common shares of the Company as consideration for the settlement of the loan. On January 26, 2011, the Company issued 9 million shares at $0.07 per share to settle the convertible note. The fair value of the 9 million shares issued exceeds the loan principal by $330,000, which is recorded as loss on settlement of loan.

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

Note 6. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2011, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $25,000,000 to reduce future taxable income. The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $8,500,000 ($8,100,000 for 2010). The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized. The difference between the Company's statutory income tax rate of (34%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carryforwards.

Note 7. Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. In 2010 and 2011, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

	Number	Value
2010	of Shares	per Share
January	1,095,000	$0.09
March	600,000	0.08
April	250,000	0.09
May	922,000	0.09
June	200,000	0.11
July	850,000	0.10
August	300,000	0.08
September	6,250,000	0.07
October	250,000	0.07
December	583,000	0.06
	11,300,000

2011	Number of Shares	Value per Share

March	550,000	$0.06
June	250,000	0.03
July	200,000	0.03
September	500,000	0.03
October	750,000	0.03
December	20,400,000	0.02

Total, December 31, 2011	22,650,000

Note 8. Stock Options

Stock option transactions are summarized as follows:

			Weighted	Aggregate
		Number of	Average Exercise	Intrinsic
		Options	Price	Value

Balance, December 31, 2009		250,000	$0.20
Granted		-	-

Balance, December 31, 2010 and 2011		250,000	$0.20	$-

Outstanding and exercisable at December 31, 2010 and 2011		250,000	$0.20	$-

Weighted average fair value of options granted during the year	$	Nil

At December 31, 2011, the following stock options were outstanding and exercisable:

Number of Options	Exercise price	Expiry Date

250,000	$ 0.20	April 30, 2012

Note 9. Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance, December 31, 2009	11,260,000	$0.37
Issued	2,250,000	0.10
Expired	(2,430,000)	0.23

Balance, December 31, 2010	11,080,000	0.34
Issued	-	-
Expired/Cancelled	(6,800,000)	0.32

Balance, December 31, 2011	4,280,000	$0.37

Exercisable at December 31, 2011	4,280,000	$0.37

At December 31, 2011, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
950,000	0.50	June 1, 2012
500,000	0.50	July 12, 2012
1,300,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

4,280,000

During 2011, the Company issued nil (2010 – 2,250,000) warrants to purchase common stock at an exercise price of $nil (2010 - $0.10) per share pursuant to the terms of private placements closed that is issued to settle short-term loans during the year.

Note 10. Stockholders’ Deficiency

The Company is authorized to issue 200,000,000 shares of $0.0000053 par value common stock. During the year the company increased its authorized shares from 100,000,000 to 200,000,000. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2011.

During the year ended December 31, 2011, the Company

1.	Issued 750,000 common shares in private placements for total proceeds of $75,000.

2.	Issued 9,000,000 common shares to settle the convertible debt of $630,000.

3.

Issued 26,050,000 shares for services with total valuation of $560,000, of which $545,000 was recorded in consulting and research and development expenses and $15,000 in prepaid expenses which will be amortized through year 2012.

4.	Issued 250,000 shares pursuant to issuable shares as of December 31, 2011.

During the year ended December 31, 2010, the Company:

1)	Issued 2,000,000 units in private placements for total proceeds of $200,000, each unit consists of one common share and a warrant to purchase one common share at $0.10;

2)

Issued 12,650,000 shares for services with total valuation of $966,500, of which $911,737 was recorded in consulting and research and development expenses and $54,763 in prepaid expenses which will be amortized through year 2011.

3)	Issued 250,000 units to settle debt of $25,000. Each unit consists of one common share and a warrant to purchase one common share at $0.10.

Note 11. Related Party Transactions

In 2011 the Company issued 3,400,000 shares to the directors for services performed during the year with a fair value of $68,000 (2010 – 1,350,000 shares with a fair value of $94,500).

Note 12. Subsequent Events

Subsequent to the year ended December 31, 2011, the Company plans to issue 5,000,000 common shares in private placements for proceeds of $50,000 of which the Company has received $25,000.

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

As required by Rule 13a-15(c) promulgated pursuant to the Exchange Act, our management, including our principal executive officer and principal accounting officer, evaluated the effectiveness of our internal control over financial reporting as December 31, 2011. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Management, including our principal executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that it is not effective.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2011, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2011, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We intent to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of March 11, 2012, the Company's current officers and directors consist of the following persons:

Name	Age	Office	Since
Ross L. Senior, LLB	61	Chairman of the Board, President, CEO and CFO	2007
Mr. Ian Gregory	57	Director	2010
Dr. Maximilien Arella, PhD	56	Director	2007

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

Ian T. Gregory, CA

Ian T. Gregory is one of our directors. Mr. Gregory is a chartered accountant who received his designation in 1980 while working at KPMG. Since 1980 he has worked in a financial management capacity for private companies in the real estate and venture capital fields, being based mainly in West Vancouver, British Columbia. He has extensive board experience with private companies he is involved with and also with not for profit organizations. His venture capital involvement is with both high tech and biotechnology companies ..

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

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2011, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

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

ITEM 11.             EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2011, and 2010:

		Annual Compensation			Long-Term Compensation
Common Shares
					Restricted	Underlying
					Stock	Options	All
				Other Annual	Awards	Granted	Other
Name and Position	Year	Salary	Bonus	Compensation	(# of Shares)	(# Shares)	Compensation

Ross L. Senior, LLB President, Chief Executive Officer and Chief Financial Officer	2011 2010	$0 0	-0- -0-	-0- -0-	2,750,000 750,000	------ ------	-0- -0-

Mr. Ian Gregory Director	2011 2010	$0 0	-0- -0-	-0- -0-	0 0	------ ------	-0- -0-

Dr. Maximilien Arella Director	2011 2010	$0 0	-0- -0-	-0- -0-	650,000 250,000	------ ------	-0- -0-

Options/SAR Grants in the Last Fiscal Year

N/A

Chief Executives Officer’s compensation

During fiscal year 2011, no compensation was issued to our Chief Executive Officer.

Compensation of Directors

Directors received 3,400,000 common shares valued at $68,000 as remuneration for their services as directors during the fiscal year. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2011 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address	Shares Beneficially Owned	Percent of Class
Ross L. Senior (1)	4,410,000	4.0%
Mr. Ian Gregory	2,500,000	Less than 3%
Dr. Maximilien Arella	1,450,000	Less than 2%
TOTAL	8,360,000	7.0%

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

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

N/A

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2011 and 2010, Davidson &Company LLP, the Company’s principal accountants billed the Company $22,500 and $22,500, respectively for fees for the audit of the Company’s annual financial statements.

Audit-Related Fees

For the years ended December 31, 2011 and December 31, 2010 Davidson & Company LLP did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2011 and December 31, 2010, Davidson and Company LLP did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2011 and December 31, 2009, Davidson & Company LLP did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the year ended December 31, 2011, Davidson & Company LLP billed the Company $18,000 and $12,900 for fees for the review of the Company’s quarterly financial statements.

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

/s/ Ross L. Senior
By: Ross L. Senior, LLP
Its: Chief Executive Officer and Chief Financial Officer

/s/ Ian T. Gregory
By: Ian T. Gregory, CA
Its: Director

/s/ Maximilien Arella
By: Dr. Maximilien Arella, PhD
Its: Director