Form 10-Q
period 2012-03-31
ProtoKinetix, Inc.
filed 2012-05-15
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

132,512,433 common shares outstanding, $0.0000053 par value, at May 15, 2012

PART I

ITEM 1.	FINANCIAL STATEMENTS

PROTOKINETIX, INC.

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$17,527	$4,512
Prepaid expenses	2,231	18,731
Accounts receivable (Note 3)	94	6,528

Total current assets and total assets	$19,852	$29,771

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$77,414	$153,391
Short-term loan (Note 4)	69,152	36,735
Convertible note payable (Note 5)	300,000	300,000

Total current liabilities	446,566	490,126

Stockholders' Deficiency
Common stock, $0.0000053 par value; 200,000,000 common shares authorized; 119,512,433 and 119,512,433 shares issued and outstanding for March 31, 2012 and December 31, 2011 respectively	643	643
Share subscriptions received in advance	125,000	25,000
Additional paid-in capital	24,540,666	24,540,666
Deficit accumulated during the development stage	(25,093,023)	(25,026,664)

Total stockholders’ deficit	(426,714)	(460,355)

Total liabilities and stockholders’ deficit	$19,852	$29,771

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2012

			Cumulative
			During the
			Development
	2012	2011	Stage

Revenues	$-	$-	$2,000

Expenses

Licenses	-	-	3,379,756
Professional fees	9,424	4,400	3,552,899
Consulting fees	16,500	67,589	13,363,282
Research and development	-	-	2,657,591
General and administrative	34,435	44,013	1,641,507
Interest	6,000	-	150,162

	66,359	116,002	24,745,197

Other Income	-		15,000
Write-off of accounts payable	-	-	8,640
Loss on debt settlement	-	(330,000)	(330,000)
		-
	-	(330,000)	(306,360)

Loss from continuing operations	(66,359)	(446,002)	(25,049,557)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)

Net loss for the period	$(66,359)	$(446,002)	$(25,093,023)

Net Loss per Common Share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	119,512,433	85,325,173

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period from December 31, 2011 to March 31, 2012

						Stock	Deficit
	Common Stock		Common Stock			Subscriptions	Accumulated
					Additional	Received in	During the
			Issuable		Paid-in	advance	Development
	Shares	Amount	Shares	Amount	Capital		Stage	Total

Balance, December 31, 2011	119,512,433	$643	-	$-	$24,540,666	$25,000	$(25,026,664)	$(460,355)

Stock subscriptions received in advance	-	-	-	-	-	100,000	-	100,000

Net loss for the period	-	-	-	-	-	-	(66,359)	(66,359)

Balance, March 31, 2012	119,512,433	$643	-	$-	$24,540,666	$125,000	$(25,093,023)	$(426,714)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011, and for the Period from
December 23, 1999 (Date of Inception) to March 31, 2012

			Cumulative
			During the
			Development
	2012	2011	Stage
Cash Flows from Operating Activities
Net loss for period	$(66,359)	$(446,002)	$(25,093,023)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt	-	330,000	330,000
Issuance and amortization of common stock for services	-	67,589	18,727,204
Issuance and amortization of warrants for services	-	-	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Changes in operating assets and liabilities
Accounts receivable	6,434	-	(94)
Prepaids	16,500	-	61,263
Accounts payable	(75,977)	(36,481)	86,054
Net cash used in operating activities	(119,402)	(84,894)	(3,041,301)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short-term loan proceeds	32,417	22,291	69,152
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	-	-	1,355,250
Share subscriptions received in advance	100,000	50,000	125,000
Loan proceeds	-	-	600,000

Net cash provided by financing activities	132,417	72,291	3,062,216
Net change in cash	13,015	(12,603)	17,527
Cash, beginning of period	4,512	14,412	-
Cash, end of period	$17,527	$1,809	$17,527

Cash paid for interest	$-	$-	$50,222

Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$330,000
Common stock issued for prepaid consulting services	-	33,000	2,231
Common stock issued to settle convertible debt	-	300,000	300,000
Shares issued to settle debt	-	-	25,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2012

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

Interim Period Financial Statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles of the United States for the three months ended March 31, 2012 and 2011 and the cumulative period from December 23, 1999 to March 31, 2012 and with the instructions to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended December 31, 2011. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 4,280,000 (2011: 4,280,000) outstanding warrants, and 250,000 (2011: 250,000) outstanding options and debt convertible into 1,200,000 (2011: 1,200,000) common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash	$17,527	$-	$-	$17,527

Recent Accounting Pronouncements

The management of the Company has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

Note 6. Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. There were no stocks issued during the three months ended March 31, 2012.

Note 7. Stock Options

There were no stock option transactions during the three month period ended March 31, 2012.

At March 31, 2012, the following stock options were outstanding:

Number of Options	Exercise price	Expiry Date
250,000	$ 0.20	April 30, 2012

These options are fully vested as at March 31, 2012. Subsequent to the three months ending March 31, 2012 the stock options expired unexercised.

Note 8. Warrants

There were no warrant transactions during the three month period ended March 31, 2012.

At March 31, 2012, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date

950,000	$ 0.50	June 1, 2012
500,000	0.50	July 12, 2012
1,300,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013

4,280,000

Note 9. Stockholders’ Equity (Deficiency)

The Company is authorized to issue 200,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2012.

During the three month period ended March 31, 2012, the Company did not issue any shares.

Note 10. Subsequent Event

Subsequent to the period ended March 31, 2012, the Company issued 12,500,000 shares of the Company to the share subscription holders for which the share subscriptions of $125,000 have been received in advance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the three months ended March 31, 2011 and 2010 and for the period from December 23, 1999 to March 31, 2012. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $0 in revenues for the Period ending March 31, 2012.

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

Plan of Operation

     Our current operations are centered around our relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. We intend to continue these efforts throughout 2012.

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

Results of Operations for the three months ended March 31, 2012 compared to March 31, 2011 are as follows:

We had $nil in net revenues for the period ending March 31, 2012.

Operating expenses from continuing operations and net loss were $66,359 for the three month period ending March 31, 2012 compared to $116,002 for the three months ending March 31, 2011. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses. Significant changes from the prior three month period include;

Professional fees increased by $5,024 from $4,400 to $9,424 primarily as a result of a increase in activity with our legal council.

Consulting fees decreased by $51,089 from $67,589 to $16,500 as a result of fewer consulting agreements entered into by the company in 2012.

Liquidity and Capital Resources

     At March 31, 2012, we had $17,527 in cash and $19,852 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

     The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending March 31, 2012.

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

     Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures”, has concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	May 15, 2012
Ross L. Senior	Chief Financial Officer