Form 10-Q
period 2012-06-30
ProtoKinetix, Inc.
filed 2012-08-14
CIK 1128189

UNITED STATES
SECURITIES AND EXCHANGE C OMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30,2012

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

Large accelerated filer _____	Accelerated filer ____	Non-accelerated filer _____	Smaller reporting company X

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

132,012,433 common shares outstanding, $0.0000053 par value, at August 13, 2012

PROTOKINETIX, INC.

Balance Sheets at June 30, 2012 and December 31, 2011
Statements of Operations for the three and six months ended June 30, 2012 and 2011 and for the period from December 23, 1999 (Date of Inception) to June 30, 2012
Statements of Stockholder’s Deficit for the Period from December 31, 2011 to June 30, 2012
Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the Period from December 23, 1999 (Date of Inception) to June 30, 2012
Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$15,026	$4,512
Prepaid expenses	731	18,731
Accounts receivable (Note 3)	3,923	6,528

Total current assets and total assets	$19,680	$29,771

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$113,876	$153,391
Short-term loan (Note 4)	47,000	36,735
Convertible note payable (Note 5)	300,000	300,000

Total current liabilities	460,876	490,126

Stockholders' Deficiency
Common stock, $0.0000053 par value; 200,000,000 common shares authorized; 132,012,433 and 119,512,433 shares issued and outstanding for June 30, 2012 and December 31, 2011 respectively	709	643
Share subscriptions received in advance	25,000	25,000
Additional paid-in capital	24,665,600	24,540,666
Deficit accumulated during the development stage	(25,132,505)	(25,026,664)

Total stockholders’ deficit	(441,196)	(460,355)

Total liabilities and stockholders’ deficit	$19,680	$29,771

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2011, and for the
Period from December 23, 1999 (Date of Inception) to June 30, 2012

					Cumulative
	Three Months	Three Months	Six Months	Six Months	During the
	Ended	Ended	Ended	Ended	Development
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	Stage
Revenues	$-	$-	$-	$-	$2,000
General and administrative expenses
Licenses	-	-	-	-	3,379,756
Professional fees	3,300	23,691	12,724	28,091	3,556,199
Consulting fees	1,500	118,674	18,000	186,263	13,364,782
Research and development	-	-	-	-	2,657,591
General and administrative	28,683	44,292	63,117	88,305	1,670,189
Interest	6,000	-	12,000	-	156,162

	39,483	186,657	105,841	302,659	24,782,679

Other Income	-	-	-	-	15,000
Write-off of accounts payable	-	-	-	-	8,640
Loss on debt settlement	-	-	-	(330,000)	(330,000)

	-	-	-	(330,000)	(306,360)

Loss from continuing operations	(39,483)	(186,657)	(105,841)	(632,659)	(25,089,039)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	-	-	(43,466)
Net loss for the period	$(39,483)	$(186,657)	$(105,841)	$(632,659)	$(25,132,505)

Net Loss per Share (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares Outstanding (basic and diluted)	121,937,091	93,594,851	121,937,091	93,594,851

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period from December 31, 2011 to June 30, 2012

				Stock	Deficit
	Common Stock			Subscriptions	Accumulated
			Additional	Received in	During the
			Paid-in	advance	Development
	Shares	Amount	Capital		Stage	Total

Balance, December 31, 2011	119,512,433	$643	$24,540,666	$25,000	$(25,026,664)	$(460,355)

Issuance of common stock from private placement	12,500,000	66	124,934	-	-	125,000

Net loss for the period	-	-	-	-	(105,841)	(105,841)

Balance, June 30, 2012	132,012,433	$709	$24,665,600	$25,000	$(25,132,505)	$(441,196)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011, and for the Period from
December 23, 1999 (Date of Inception) to June 30, 2012

			Cumulative
			During the
			Development
	2012	2011	Stage
Cash Flows from Operating Activities
Net loss for period	$(105,841)	$(632,659)	$(25,132,505)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt	-	330,000	330,000
Issuance and amortization of common stock for services	-	86,263	18, 724,973
Issuance and amortization of warrants for services	-	-	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Changes in operating assets and liabilities
Accounts receivable	2,605	(4,333)	(3,923)
Prepaid expenses	18,000	-	64,994
Accounts payable	(39,515)	53,587	122,516
Net cash used in operating activities	(124,751)	(167,142)	(3,046,650)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short-term loan proceeds	10,265	104,731	47,000
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	125,000	-	1,355,250
Share subscriptions received in advance	-	50,000	150,000
Loan proceeds	-	-	600,000

Net cash provided by financing activities	135,265	154,731	3,065,064
Net change in cash	10,514	(12,411)	15,026
Cash, beginning of period	4,512	14,412	-
Cash, end of period	$15,026	$2,001	$15,026

Cash paid for interest	$-	$-	$50,222

Cash paid for income taxes	$-	$-	$-

Supplementary information - non-cash transactions:
Note payable converted to common stock	$-	$-	$330,000
Common stock issued for prepaid consulting services	-	33,000	2,231
Common stock issued to settle convertible debt	-	300,000	300,000
Shares issued to settle debt	-	-	25,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2012

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

Interim Period Financial Statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles of the United States for the six months ended June 30, 2012 and 2011 and the cumulative period from December 23, 1999 to June 30, 2012 and with the instructions to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended December 31, 2011. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 15,830,000 (June 30,2011: 5,780,000) outstanding warrants, and nil (June 30, 2011: 250,000) outstanding options and debt convertible into 12,000,000 (2011: 12,000,000) common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Share-Based Compensation

The Company has granted warrants and options to purchase shares of the Company's common stock to various parties for consulting services. The fair values of the warrants and options issued have been estimated using the Black-Scholes option-pricing model.

The Company measures stock-based compensation for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes option-pricing model.

The Company accounts for stock compensation arrangements at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes valuation model and the compensation charges are amortized over the vesting period.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash	$15,026	$-	$-	$15,026

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

Note 6. Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. There were no shares issued during the six months ended June 30, 2012.

Note 7. Stock Options

There were no stock option transactions during the six month period ended June 30, 2012.

At June 30, 2012, there were no stock options outstanding:

Note 8. Warrants

There were 12,500,000 warrant issued during the six month period ended June 30, 2012.

At June 30, 2012, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
500,000	$ 0.50	July 12, 2012
1,300,000	0.50	August 1, 2012
1,530,000	0.15	February 9, 2013
12,500,000	0.03	January 15, 2014

15,830,000

Note 9. Stockholders’ Deficiency

The Company is authorized to issue 200,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2012.

During the six month period ended June 30, 2012, the Company issued 12,500,000 units to the share subscription holders for which the share subscriptions of $125,000 have been received. Each unit consists of one common share and one warrant to purchase the company’s stock. The warrants have an exercise price of $0.03 and expire January 15, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the six months ended June 30, 2012 and 2011 and for the period from December 23, 1999 to June 30, 2012. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $0 in revenues for the Period ending June 30,2012.

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

Cell Lines Tested

º	Stem cells (human)	º	Adult skin fibroblast cells
º	Whole blood cells	º	Heart cells (cardiac myocites)
º	Blood Platelet cells	º	Liver cells (hepatocites)
º	Heart tissue	º	Embryonic skin fibroblast cells
º	Hela (cancer) cells	º	Islet cells (pancreatic)
º	Kidney (KB and vero) cells	º	Stem cells (mouse)

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

Results of Operations for the six months ended June 30, 2012 compared to June 30, 2011 are as follows:

We had $nil in net revenues for the period ending June 30, 2012.

Operating expenses from continuing operations and net loss were $105,841 for the six month period ending June 30, 2012 compared to $302,659 for the six months ending June 30, 2011. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses. Significant changes from the prior three month period include;

Professional fees decreased by $15,367 from $28,091 to $12,724 primarily as a result of a decrease in activity with our legal council.

Consulting fees decreased by $168,263 from $186,263 to $18,000 as a result of fewer consulting agreements entered into by the company in 2012.

Liquidity and Capital Resources

     At June 30, 2012, we had $15,026 in cash and $19,680 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

     The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending June 30, 2012.

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

     Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures”, has concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting.

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

     On April 19, 2012, we issued a total of 10,000,000 common shares and warrants to investors in connection with a private placement for a total sales price of $100,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

     On April 25, 2012, we issued a total of 2,500,000 common shares and warrants to investors in connection with a private placement for a total sales price of $25,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our security holders for a vote during the quarter ended June 30, 2012.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	August 13, 2012
Ross L. Senior	Chief Financial Officer