Form 10-Q/A
period 2012-06-30
ProtoKinetix, Inc.
filed 2012-08-20
CIK 1128189

UNITED STATES
SECURITIES AND EXCHANGE C OMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

EXPLANATORY NOTE

This amended quarterly report of ProtoKinetix, Inc. (the “Company”) on Form 10-Q/A is filed in order to provide the associated XBRL data, within the SEC’s allowed “grace period” for detailled note tagging. The material content of the report is unchanged from the original 10-Q filing.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	August 20, 2012
Ross L. Senior	Chief Financial Officer