Form 10-Q
period 2012-09-30
ProtoKinetix, Inc.
filed 2012-11-15
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,2012

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

134,512,433 common shares outstanding, $0.0000053 par value, at November 15, 2012

PROTOKINETIX, INC.

Balance Sheets at September 30, 2012 and December 31, 2011

Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period from December 23, 1999 (Date of Inception) to September 30, 2012

Statements of Stockholder’s Deficit for the period from December 31, 2011 to September 30, 2012

Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from December 23, 1999 (Date of Inception) to September 30, 2012

Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$5,113	$4,512
Prepaid expenses	-	18,731
Accounts receivable (Note 3)	4,885	6,528

Total current assets and total assets	$9,998	$29,771

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$151,920	$153,391
Short-term loan (Note 4)	17,000	36,735
Convertible note payable (Note 5)	300,000	300,000

Total current liabilities	468,920	490,126

Stockholders' Deficit
Common stock, $0.0000053 par value; 200,000,000 common shares authorized; 134,512,433 and 119,512,433 shares issued and outstanding for September 30, 2012 and December 31, 2011 respectively	722	643
Share subscriptions received in advance	25,000	25,000
Additional paid-in capital	24,690,587	24,540,666
Deficit accumulated during the development stage	(25,175,231)	(25,026,664)

Total stockholders’ deficit	(458,922)	(460,355)

Total liabilities and stockholders’ deficit	$9,998	$29,771

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Nine months ended September 30, 2012 and 2011, and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2012

	Three Months	Three Months	Nine Months	Nine Months	Cumulative
	Ended	Ended	Ended	Ended	During the
	September 30,	September 30,	September 30,	September 30,	Development
	2012	2011	2012	2011	Stage
Revenues
	$-	$-	$-	$-	$2,000
General and administrative expenses

Licenses	-	-	-	-	3,379,756
Professional fees	6,405	18,130	19,129	46,221	3,562,604
Consulting fees	2,231	40,250	18,731	226,513	13,365,513
Research and development	-	13,415	-	13,415	2,657,591
General and administrative	29,590	28,610	92,707	116,914	1,699,779
Interest	6,000	6,000	18,000	6,000	162,162

	44,226	106,405	148,567	409,063	24,827,405

Other income	-	15,000	-	15,000	15,000
Write-off of accounts payable	-	-	-	-	8,640
Loss on debt settlement	-	-	-	(330,000)	(330,000)

	-	15,000	-	(315,000)	(306,360)

Loss from continuing operations	(44,226)	(91,405)	(148,567)	(724,063)	(25,131,765)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	-	-	(43,466)
Net loss for the period	$(44,226)	$(91,405)	$(148,567)	$(724,063)	$(25,175,231)

Net loss per share (basic and diluted)	$-	$-	$(0.01)	$(0.01)

Weighted average shares outstanding (basic and diluted)	132,369,597	94,424,390	125,443,940	90,448,845

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 31, 2011 to September 30, 2012

					Deficit
	Common Stock			Stock	Accumulated
			Additional	Subscriptions	During the
			Paid-in	Received in	Development
	Shares	Amount	Capital	advance	Stage	Total

Balance, December 31, 2011	119,512,433	$643	$24,540,666	$25,000	$(25,026,664)	$(460,355)

Issuance of common stock from private placement	12,500,000	66	124,934	-	-	150,000
Shares issued to settle short term loan	2,500,000	13	24,987

Net loss for the period	-	-	-	-	(148,567)	(148,567)

Balance, September 30, 2012	134,512,433	$722	$24,690,587	$25,000	$(25,175,2310)	$(458,922)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF CASH FLOWS
For the Nine months ended September 30, 2012 and 2011, and for the Period from
December 23, 1999 (Date of Inception) to September 30, 2012

			Cumulative
			During the
			Development
	2012	2011	Stage
Cash Flows from Operating Activities
Net loss for period	$(148,567)	$(724,063)	$(25,175,231)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt	-	330,000	330,000
Issuance and amortization of common stock for services	-	22,499	18,727,204
Issuance and amortization of warrants for services	-	-	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Changes in operating assets and liabilities
Accounts receivable	1,643	(5,377)	(4,885)
Prepaid expenses	18,731	84,014	63,494
Accounts payable	(1,471)	(83,904)	160,560
Net cash used in operating activities	(129,664)	(376,831)	(3,051,563)
Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Net cash used in investing activities	-	-	(3,388)
Cash Flows from Financing Activities
Short-term loan proceeds	5,265	18,855	17,000
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	125,000	50,000	1,505,250
Share subscriptions received in advance	-	-	25,000
Loan proceeds	-	300,000	600,000

Net cash provided by financing activities	130,265	368,855	3,060,064
Net change in cash	601	(7,976)	5,113
Cash, beginning of period	4,512	14,412	-
Cash, end of period	$5,113	$6,436	$5,113

Cash paid for interest	$-	$-	$50,222

Cash paid for income taxes	$-	$-	$-

Supplementary information - non-cash transactions:
Note payable converted to common stock	$-	$-	$330,000
Common stock issued for prepaid consulting services	-	39,750	2,231
Common stock issued to settle convertible debt		300,000	300,000
Shares issued to settle debt	25,000	-	25,000
Common stock reserved for issuance	-	25,000	25,000

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2012

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

Interim Period Financial Statements

The financial statements included in this Form 10-Q are unaudited and have been prepared in accordance with generally accepted accounting principles of the United States for the nine months ended September 30, 2012 and 2011 and the cumulative period from December 23, 1999 to September 30, 2012 and with the instructions to Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended December 31, 2011. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. The Company's stock split 1:75 on August 24, 2001. In April 2002, the Board of Directors approved a 2.5 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 16,530,000(September 30, 2011: 4,280,000) outstanding warrants, and nil (September 30,2 011: 250,000) outstanding options and debt convertible into 12,000,000 (2011: 12,000,000) common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash	$5,113	$-	$-	$5,113

Recent Accounting Pronouncements

The management of the Company has considered all recent accounting pronouncements issued and believes that the recent pronouncements will not have a material effect on the Company’s financial statements.

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

Note 6. Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. There were no share based compensation granted during the nine months ended September 30, 2012.

Note 7. Stock Options

There were no stock option transactions during the nine month period ended September 30, 2012.

At September 30, 2012, there were no stock options outstanding.

Note 8. Warrants

There were 15,000,000 warrants issued during the nine month period ended September 30, 2012 and 2,750,000 warrants with an exercise price of $0.50 expired unexercised.

Warrant transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance, December 31, 2011	4,280,000	0.37
Issued	15,000,000	0.03
Expired/Cancelled	(2,750,000)	0.37

Balance, September 30, 2012	16,530,000	$0.04

Exercisable at September 30, 2012	16,530,000	$0.04

At September 30, 2012, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
1,530,000	$ 0.15	February 9, 2013
12,500,000	0.03	January 15, 2014
2,500,000	0.03	July 12, 2014

16,530,000

Note 9. Stockholders’ Deficiency

The Company is authorized to issue 200,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2012.

During the nine month period ended September 30, 2012, the Company issued 12,500,000 units to the share subscription holders for which the share subscriptions of $125,000 have been received. Each unit consists of one common share and one warrant to purchase the company’s stock. The warrants have an exercise price of $0.03 and expire January 15, 2014.

During the nine month period ended September 30, 3012, the Company issued 2,500,000 units to settle debt. Each unit consists of one common share and one warrant to purchase the Company’s stock. The warrants have an exercise price of $0.03 and expire July 12, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the nine months ended September 30, 2012 and 2011 and for the period from December 23, 1999 to September 30, 2012. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $0 in revenues for the Period ending September 30,,2012.

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

Results of Operations for the nine months ended September 30, 2012 compared to September 30, 2011 are as follows:

We had $nil in net revenues for the period ending September 30, 2012.

Operating expenses from continuing operations and net loss were $148,567 for the nine month period ending September 30, 2012 compared to $409,063 for the nine months ending September 30, 2011. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses. Significant changes from the prior three month period include;

Professional fees decreased by $27,092 from $46,221 to $19,129 primarily as a result of a decrease in activity with our legal council.

Consulting fees decreased by $207,782 from $226,513 to $18,731 as a result of fewer consulting agreements entered into by the company in 2012.

Liquidity and Capital Resources

     At September 30, 2012, we had $5,113 in cash and $9,998 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

     The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending September 30, 2012.

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

     Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures”, has concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting.

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

     On August 9, 2012, we issued a total of 2,500,000 common shares and warrants to investors in connection with a private placement for a total sales price of $25,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our security holders for a vote during the quarter ended September 30, 2012.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	November 15, 2012
Ross L. Senior	Chief Financial Officer