Form 10-K
period 2012-12-31
ProtoKinetix, Inc.
filed 2014-04-30
CIK 1128189

U. S. SECURITIES
AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No ___

     Check whether the issuer has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceeding twelve months (or for such shorter period that the registrant was require to submit and post such files Yes  X      No ____

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer (Do not check if a smaller
reporting company)	Smaller reporting company X

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___    No  X

     The issuer’s revenues for the most recent fiscal year were $0.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,320,000 based upon the closing price of our common stock which was $0.02 on the last business day of the most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of April 28, 2014, there were 170,362,433 shares of our common stock that were issued and outstanding.

     Documents Incorporated by Reference: None.

     Transitional Small Business Disclosure Format: No.

INTRODUCTION

The following discussion should be read in conjunction with our audited financial statements and notes thereto. Because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, on our behalf. We disclaim any obligation to update forward looking statements.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $0 in revenues for the year ended December 31, 2012.

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

Our progress to date has been achieved notwithstanding the inherent risks relating to the science, applications, market opportunities and commercial relationships. The progress of the business has and will continue to be dependent on having appropriate human and sufficient financial resources which have and will be uncertain.

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

Cell Lines Tested

º	Stem cells (human)	º	Adult skin fibroblast cells
º	Whole blood cells	º	Heart cells (cardiac myocites)
º	Blood Platelet cells	º	Liver cells (hepatocites)
º	Heart tissue	º	Embryonic skin fibroblast cells
º	Hela (cancer) cells	º	Islet cells (pancreatic)
º	Kidney (KB and vero) cells	º	Stem cells (mouse)

Stress Conditions and Agents

Temperature
º	temperatures ranging from -80° C to +37° C

UV-C Radiation
º	harsh sterilizing radiation
º	254 nanometer wavelength

Oxidation
º	hydrogen peroxide (H2O20
º	powerful oxidant

Starvation

º	serum free culture media
º	food/growth/nutrients factors (fetal bovine serum) withheld

Inflammation
º	Interleukin 1 Beta, a standard agent for stimulating inflammation in cell testing
º	All of the above tests are also considered to cause inflammation

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

Environmental Laws

To date, the Company has not encountered any costs relating to compliance with any environmental laws.

ITEM 2.	PROPERTIES

The Company does not own any real property. The Company is currently paying a rental fee where it is located.

ITEM 3.	LEGAL PROCEEDINGS

There are currently no legal matters pending.

ITEM 4.	MINE SAFETY MATTERS

Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2012	Low	High
First Quarter	$.01	$.03
Second Quarter	.01	.02
Third Quarter	.01	.03
Fourth Quarter	.01	.02

2011	Low	High
First Quarter	$.02	$.09
Second Quarter	.03	.05
Third Quarter	.02	.03
Fourth Quarter	.02	.04

Holders

As of April 28, 2014, there were approximately76 shareholders of record of the company's Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There have been no sales of unregistered securities during calendar 2012 which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

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

     On April 19, 2012, we issued a total of 10,000,000 common shares and warrants to settle a $100,000 share subscription received from investors in connection with a private placement for a total sales price of $100,000.These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended

     On April 25, 2012, we issued a total of 2,500,000 common shares and warrants to settle a $25,000 share subscription received from investors in connection with a private placement for a total sales price of $25,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended

     On August 9, 2012, we issued a total of 2,500,000 common shares and warrants to settle a $25,000 share subscription received from investors in connection with a private placement for a total sales price of $25,000. These issuances were considered exempt transactions under Section 4(2) of the Securities Act of 1933, as amended

Disclosure Related to Form S-8 Issuances

Prior to issuing any common shares under Form S-8, the Company requests and receives an executed verification from all issuees stating that the issuee is a natural person and that: (a) the shares being issued are not being provided to create or sustain a market for the Company's securities, and (b) that the shares are not being issued as a part of a capital raising transaction. All consultants to the Company are required to provide work product as a part of and condition to their relationship with the Company. Work product is a body of knowledge, written and other materials to which consultants claim proprietary rights. Consultant work product is delivered in accordance with the terms and conditions of each respective Consultant’s agreement.

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

Year Ended December 31,	2008	2009	2010	2011	2012

Statement of Operations Data:
Revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	405,281	175,958	161,508	117,415	-
Consulting and Professional	843,080	862,181	998,876	586,529	18,731
General and Administrative	302,457	231,970	237,027	212,989	143,399
Total operating expenses	1,550,818	1,270,109	1,397,412	916,933	197,118
Net loss	(1,550,818)	(1,270,109)	(1,388,772)	(1,231,933)	(197,118)
Net loss per share:
Basic and diluted	(0.03)	(0.02)	(0.02)	(0.01)	(0.00)
Weighted average number of shares	53,004,810	60,822,963	75,471,414	93,592,433	129,224,762

Year Ended December 31,	2008	2009	2010	2011	2012

Balance Sheet Data:
Cash	$15,216	$22,788	$14,412	$4,512	$2,406
Total assets	257,222	263,410	69,175	29,771	8,426
Convertible note payable	300,000	300,000	300,000	300,000	300,000
Common stock and additional paid-in capital	20,998,223	22,157,049	23,326,309	24,566,309	24,715,577
Total stockholders’ equity	(137,627)	(248,910)	(468,422)	(460,355)	(518,473)

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2012. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

Quarter Ended	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Statements of Operations Data:

Revenue	$ -		$ -	$ -	$ -	$ -	$ -	$ -
Operating expenses:
Research and licensing	-	-	13,415	104,000	-	-	-	-
Consulting and Professional	71,989	142,365	58,350	313,795	25,924	4,800	8,636	14,359
General and Administrative	44,013	44,292	34,610	90,075	40,435	34,683	34,590	33,691
Total operating expenses	116,002	186,657	106,405	507,870	66,359	39,483	44,226	48,050
Net loss	(446,002)	(186,657)	(91,405)	(507,8870)	(66,359)	(39,483)	(44,226)	(48,050)
Net loss per share:
Basic and diluted	(.00)	(.01)	(.01)	(.01)	(.00)	(.00)	(.00)	(.00)
Weighted average number of shares (in thousands)	85,325,173	93,594,851	94,424,390	93,592,433	119,512,433	121,937,091	132,369,597	129,224,762

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Expenses

Our expenses in 2012 were $197,118 which consisted of $34,988 in professional expenses. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations. These professional consulting fees amounted to $18,731. These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities.

Plan of Operation

Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2013.

Sales and Marketing

The Company is currently not selling or marketing any products.

Liquidity and Capital Resources

At December 31, 2012, we had $2,406 in cash and $8,426 in total current assets. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2012.

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

Results of Operations for the Year Ended December 31, 2012.

We had $nil in net revenues for the year ended December 31, 2011 and 2012.

Loss from continuing operations was $197,118 for the year ending December 31, 2012 compared to $916,933 for the year ending December 31, 2011. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business and other general and administrative expenses. Significant changes from the prior year include;

Professional fees decreased by $39,509 from $74,497 to $34,988 primarily as a result of a decrease in activity with our legal counsel.

Consulting fees decreased by $493,301 from $512,032 to $18,731 as a result of fewer consulting agreements entered into by the company in 2012.

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

DECEMBER 31, 2012

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Protokinetix, Inc. (A Development Stage Company)

We have audited the accompanying financial statements of Protokinetix, Inc. (the “Company”), which comprise the balance sheets of Protokinetix, Inc. as of December 31, 2012 and December 31, 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and December 31, 2011 and the period from inception on December 23, 1999 to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protokinetix, Inc. as of December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and December 31, 2011 and the period from inception on December 23, 1999 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Protokinetix, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

April 28, 2014

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS
As at December 31

	2012	2011
ASSETS

Current Assets
Cash	$2,406	$4,512
Prepaid expenses	-	18,731
Accounts receivable (Note 3)	6,020	6,528

Total current assets and total assets	$8,426	$29,771

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$181,399	$153,391
Short-term loan (Note 4)	34,500	36,735
Convertible note payable (Note 5)	300,000	300,000

Total current liabilities	515,899	490,126

Stockholders' Deficit
Common stock, $0.0000053 par value; 200,000,000 common shares authorized; 134,512,433 and 119,512,433 shares issued and outstanding for 2012 and 2011 respectively	722	643
Share subscription received in advance	25,000	25,000
Additional paid-in capital	24,690,587	24,540,666
Deficit accumulated during the development stage	(25,223,782)	(25,026,664)

Total stockholders’ deficit	(507,473)	(460,355)

Total liabilities and stockholders’ deficit	$8,426	$29,771

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2012

			Cumulative
			During the
			Development
	2012	2011	Stage

Revenues	$-	$-	$2,000

Expenses
Licenses	-	-	3,379,756
Professional fees	34,988	74,497	3,578,463
Consulting fees	18,731	512,032	13,365,513
Research and development	-	117,415	2,657,591
General and administrative	119,399	200,989	1,726,471
Interest	24,000	12,000	168,162

	197,118	916,933	24,875,956

Loss from continuing operations	(197,118)	(916,933)	(24,873,956)

Other Income (Expense)	-	15,000	15,000
Write-off of accounts payable	-	-	8,640
Loss on debt conversion	-	(330,000)	(330,000)
	(197,118)	(1,231,933)	(25,180,316)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)

Net loss for the period	$(197,118)	$(1,231,933)	$(25,223,782)

Net Loss per Common Share (basic and diluted)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	129,224,762	93,592,433

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2012

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
For the Period from December 23, 1999 (Date of Inception) to December 31, 2012

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
For the Period from December 23, 1999 (Date of Inception) to December 31, 2012

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
For the Period from December 23, 1999 (Date of Inception) to December 31, 2012

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
For the Period from December 23, 1999 (Date of Inception) to December 31, 2012

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

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2012

						Stock	Deficit
	Common Stock		Common Stock			Subscriptions	Accumulated
					Additional	Received in	During the
			Issuable		Paid-in	Advance	Development
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Total

Issuance of common stock for services:
March 2011	550,000	$3	-	$-	$32,997	$-	$-	$33,000
June 2011	250,000	1	-	-	7,499	-	-	7,500
July 2011	200,000	1	-	-	5,999	-	-	6,000
September 2011	750,000	3	-	-	22,497	-	-	22,500
October 2011	500,000	2	-	-	14,998	-	-	15,000
December 2011	20,400,000	113	-	-	407,887	-	-	408,000

Issuance of common stock from Private Placement	750,000	3	-	-	74,997	(75,000)	-	-

Issuance of common stock to settle convertible debt	9,000,000	48	-	-	629,952	-	-	630,000

Issuance of common stock to Directors	3,400,000	17	-	-	67,983	-	-	68,000

Stock subscriptions received in advance	-	-	-	-	-	50,000	-	50,000

Net loss for the year	-	-	-	-	-	-	(1,231,933)	(1,231,933)

Balance, December 31, 2011	119,512,433	643	-	-	24,540,666	25,000	(25,026,664)	(460,355)

Issuance of common stock from Private Placement	15,000,000	79	-	-	149,921		-	150,000

Net loss for the year	-	-	-	-	-	-	(197,118)	(197,118)

Balance, December 31, 2012	134,512,433	$722	-	$-	$24,690,587	$25,000	$(25,223,782)	$(507,473)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2012

			Cumulative
			During the
			Development
	2012	2011	Stage

Cash Flows from Operating Activities
Net loss for period	$(197,118)	$(1,231,933)	$(25,223,782)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt	-	330,000	330,000
Issuance and amortization of common stock for services	-	596,032	18,727,204
Issuance and amortization of warrants for services	-	-	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Changes in operating assets and liabilities
Accounts receivable	508	(6,528)	(6,020)
Prepaid expenses	18,731	-	63,494
Accounts payable and accrued liabilities	28,008	(84,206)	190,039

Net cash used in operating activities	(149,871)	(396,635)	(3,071,770)

Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)

Net cash used in investing activities	-	-	(3,388)

Cash Flows from Financing Activities
Short-term loan	22,765	36,735	34,500
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	125,000	50,000	1,505,250
Share subscription received in advance	-	-	25,000
Loan proceeds	-	300,000	600,000

Net cash provided financing activities	147,765	386,735	3,077,564

Net change in cash	(2,106)	(9,900)	2,406
Cash, beginning of period	4,512	14,412	-

Cash, end of period	$2,406	$4,512	$2,406

Cash paid for interest	$-	$-	$50,222

Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for prepaid consulting services	-	18,731	18,731
Shares issued to settle debts	25,000	-	25,000
Common stock issued to settle convertible debt	-	300,000	300,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2012, we had not commenced our planned principal operations.

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

Fair Value of Financial Instruments

Financial instruments, including cash, accounts payable and accrued liabilities, short-term loan and convertible note payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities pursuant to ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 input is used to measure cash. At December 31, 2012 there were no other assets or liabilities subject to additional disclosure.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 16,530,000 outstanding warrants and debt convertible into 1,200,000 common shares were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3. Accounts Receivable

The accounts receivable is refundable sales tax paid on purchases.

Note 4. Short Term Loan

The short term loan is unsecured, non-interest bearing and is payable on demand.

Note 5. Convertible Note Payable

On July 1, 2007, the Company executed a loan agreement under which the Company issued to a corporation an 8% convertible promissory note in exchange for $300,000. The note holder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period. The note is due and payable no later than June 30, 2012, and is convertible into shares of the Company's common stock at $0.25 per share. No beneficial conversion feature was applicable to this convertible note. During the year ended December 31, 2011, the note holder demanded the repayment of the loan in cash. The Company negotiated with the note holder who accepted 9 million common shares of the Company as consideration for the settlement of the loan. On January 26, 2011, the Company issued 9 million shares at $0.07 per share to settle the convertible note. The fair value of the 9 million shares issued exceeds the loan principal by $330,000, which was recorded as loss on settlement of loan.

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

Note 6. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2012, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $25,000,000 to reduce future taxable income. The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $8,500,000 ($8,500,000 for 2011). The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized. The difference between the Company's statutory income tax rate of (34%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carryforwards.

Note 7. Share-Based Compensation

In 2003, the Company adopted its 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. In 2011 and 2012, the Company issued common shares from both plans to non-employee consultants for services rendered as follows:

	Number	Value
2011	of Shares	per Share	Total

March	550,000	$0.06	$33,000
June	250,000	0.03	7,500
July	200,000	0.03	6,000
September	500,000	0.03	15,000
October	750,000	0.03	22,500
December	20,400,000	0.02	408,000

Total, December 31, 2011	22,650,000		$492,000

	Number of	Value per Share
2012	Shares

Total, December 31, 2012	$nil

Note 8. Stock Options

Stock option transactions are summarized as follows:

			Weighted	Aggregate
		Number of	Average Exercise	Intrinsic
		Options	Price	Value
Balance, December 31, 2010 and 2011		250,000	$0.20	$-
Expired, April 2012		(250,000)	$(0.20)
Outstanding and exercisable at December 31, 2012		-	$-	$-
Weighted average fair value of options granted during the year	$	Nil

At December 31, 2012, there were no stock options outstanding.

Note 9. Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance, December 31, 2010	11,080,000	$0.34
Issued	-	-
Expired/Cancelled	(6,800,000)	0.32

Balance, December 31, 2011	4,280,000	0.37
Issued	15,000,000	0.03
Expired/Cancelled	(2,750,000)	0.50

Balance, December 31, 2012	16,530,000	$0.04

Exercisable at December 31, 2012	16,530,000	$0.04

At December 31, 2012, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
1,530,000	$0.15	February 9, 2013
15,000,000	$0.03	January 15, 2014

16,530,000

During 2012, the Company issued 15,000,000 (2011 – nil) warrants to purchase common stock at an exercise price of $0.03 (2011 - $ nil) per share pursuant to the terms of private placements closed that were issued to settle short-term loans during the year.

Note 10. Stockholders’ Deficiency

The Company is authorized to issue 200,000,000 shares of $0.0000053 par value common stock. During 2011 the company increased its authorized shares from 100,000,000 to 200,000,000. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2012.

During the year ended December 31, 2012, the Company:

1.	Issued 15,000,000 common shares in private placements for total proceeds of $150,000, of which $25,000 settled a portion of the short-term loan.

During the year ended December 31, 2011, the Company

2.	Issued 750,000 common shares in private placements for total proceeds of $75,000.

3.	Issued 9,000,000 common shares to settle the convertible debt of $630,000.

4.

Issued 26,050,000 shares for services with total valuation of $560,000, of which $545,000 was recorded in consulting and research and development expenses and $15,000 in prepaid expenses which will be amortized through year 2012.

Note 11. Subsequent Events

Subsequent to the year ended December 31, 2012, the Company issued 35,850,000 common shares.

1.	Issued 7,300,000 common shares in private placements to settle a portion of the short-term loan of $73,000.
2.	Issued 27,550,000 common shares for services with a total valuation of $275,500.
3.	Issued 1,000,000 common shares in private placements for total proceeds of $10,000.

The Company entered into an agreement to sell the exclusive rights for the application of the AAGP molecule. The total purchase price for the exclusive rights to the application is $2,500,000 to be paid as follows:

  $25,000 cash deposit (received);
  $25,000 paid by cash on or before April 22, 2014 as a balance of the transaction deposit;
  Six monthly payments of $25,000 on or before May 22, June 22, July 22, August 22, August 22, September 22 and October 22, 2014;
  $2,300,000 paid by the issuance of 3,500,000 restricted shares of the buyer as payment of the outstanding balance. These shares can be redeemed by a cash payment at any time within the first 6 months of the effective date of this agreement.

Once the Company has received $2,500,000 in total through payment, sale of the shares and through the redemption of the shares, any surplus shares will be returned to the buyer. In the event that the total payment has not totaled $2,500,000, the buyer will pay the difference to the Company by wire transfer no later than 13 months after the effective date of this agreement.

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

As required by Rule 13a-15(c) promulgated pursuant to the Exchange Act, our management, including our principal executive officer and principal accounting officer, evaluated the effectiveness of our internal control over financial reporting as December 31, 2012. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Management, including our principal executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and concluded that it is not effective.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2012, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2012, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We intent to consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of April 28, 2014, the Company's current officers and directors consist of the following persons:

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

Ian T. Gregory, CA

Ian T. Gregory is one of our directors. Mr. Gregory is a chartered accountant who received his designation in 1980 while working at KPMG. Since 1980 he has worked in a financial management capacity for private companies in the real estate and venture capital fields, being based mainly in West Vancouver, British Columbia. He has extensive board experience with private companies he is involved with and also with not for profit organizations. His venture capital involvement is with both high tech and biotechnology companies.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2012, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

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

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2012 and 2011:

		Annual Compensation				Long-Term Compensation
Common Shares
					Restricted	Underlying
					Stock	Options	All
				Other Annual	Awards	Granted	Other
Name and Position	Year	Salary	Bonus	Compensation	(# of Shares)	(# Shares)	Compensation

Ross L. Senior, LLB President, Chief Executive Officer and Chief Financial Officer	2012 2011	$0 0	-0- -0-	-0- -0-	-0- 2,750,000	------ ------	-0- -0-

Mr. Ian Gregory Director	2012 2011	$0 0	-0- -0-	-0- -0-	0 0	------ ------	-0- -0-

Options/SAR Grants in the Last Fiscal Year

N/A

Chief Executives Officer’s compensation

During fiscal year 2012, no compensation was issued to our Chief Executive Officer.

Compensation of Directors

Directors did not receive any as remuneration for their services as directors during the fiscal year. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2012 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

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

Audit Fees

For the years ended December 31, 2012 and 2011, Davidson &Company LLP, the Company’s principal accountants billed the Company $15,000 and $22,500, respectively for fees for the audit of the Company’s annual financial statements.

Audit-Related Fees

For the years ended December 31, 2012 and December 31, 2011 Davidson & Company LLP did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2012 and December 31, 2011, Davidson and Company LLP did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2012 and December 31, 2011, Davidson & Company LLP did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the year ended December 31, 2012, Davidson & Company LLP billed the Company $16,000 and $18,000 for fees for the review of the Company’s quarterly financial statements.

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