Form 10-Q
period 2013-03-31
ProtoKinetix, Inc.
filed 2014-05-14
CIK 1128189

U. S. SECURITIES
AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

170,362,433 common shares outstanding, $0.0000053 par value, at May 15, 2014

PART I

ITEM 1.	FINANCIAL STATEMENTS

PROTOKINETIX, INC.

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS

Current Assets
Cash	$13,946	$2,406
Accounts receivable (Note 3)	6,020	6,020
Prepaid expenses	1,919	-

Total current assets and total assets	$21,885	$8,426

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$104,295	$181,399
Short-term loans (Note 4)	125,000	34,500
Deposit on sale (Note 9)	25,000	-
Convertible note payable (Note 5)	300,000	300,000

Total current liabilities	554,295	515,899

Stockholders' Deficiency
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 134,512,433 shares issued and outstanding as at March 31, 2013 and December 31, 2012 (Note 8)	722	722
Common stock issuable 6,387,500 shares (Note 8)	34	-
Share subscriptions received in advance	25,000	25,000
Additional paid-in capital	24,754,428	24,690,587
Deficit accumulated during the development stage	(25,312,594)	(25,223,782)

Total stockholders’ deficiency	(532,410)	(507,473)

Total liabilities and stockholders’ deficiency	$21,885	$8,426

Going concern (Note 1)
Subsequent events (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2013

			Period from
			December 23,
			1999 (Date of
			Inception) to
	2013	2012	March 31, 2013

Revenues	$-	$-	$2,000

Expenses

Licenses	-	-	3,379,756
Professional fees	4,328	9,424	3,582,791
Consulting fees	39,375	16,500	13,404,888
Research and development	18,250	-	2,675,841
General and administrative	20,859	34,435	1,747,330
Interest	6,000	6,000	174,162

	(88,812)	(66,359)	(24,964,768)

Other Income	-	-	15,000
Write-off of accounts payable	-	-	8,640
Loss on debt settlement	-	-	(330,000)
		-
	-	-	(306,360)

Loss from continuing operations	(88,812)	(66,359)	(25,269,128)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)

Net loss for the period	$(88,812)	$(66,359)	$(25,312,594)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	134,514,433	119,512,433

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the Period from December 31, 2012 to March 31, 2013

	Common Stock		Common Stock
							Deficit
						Stock	Accumulated
					Additional	Subscriptions	During the
			Issuable		Paid-in	Received in	Development
	Shares	Amount	Shares	Amount	Capital	advance	Stage	Total

Balance, December 31, 2012	134,512,433	$722	-	$-	$24,690,587	$25,000	$(25,223,782)	$(507,473)

Common stock issuable for services	-	-	6,387,500	34	63,841	-	-	63,875

Net loss for the period	-	-	-	-	-	-	(88,812)	(88,812)

Balance, March 31, 2013	134,514,433	$722	6,387,500	$34	$24,754,428	$25,000	$(25,312,594)	$(532,410)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012, and for the Period from
December 23, 1999 (Date of Inception) to March 31, 2013

			Period from
			December 23,
			1999 (Date of
			Inception) to
	2013	2012	March 31, 2013
Cash Flows used in Operating Activities
Net loss for the period	$(88,812)	$(66,359)	$(25,312,594)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt	-	-	330,000
Issuance and amortization of common stock for services	-	-	18,727,204
Issuance and amortization of warrants for services	-	-	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Commitment to issue common stock for services	63,875	-	63,875
Changes in operating assets and liabilities
Accounts receivable	-	6,434	(6,020)
Prepaid expenses	(1,919)	16,500	61,575
Accounts payable	12,896	(75,977)	202,935
Net cash used in operating activities	(13,960)	(119,402)	(3,085,730)
Cash Flows from (used in) Investing Activities
Purchase of computer equipment	-	-	(3,388)
Deposit on sale	25,000	-	25,000
Net cash from investing activities	25,000	-	21,612
Cash Flows from Financing Activities
Short-term loan proceeds	500	32,417	35,000
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	-	-	1,505,250
Share subscriptions received in advance	-	100,000	25,000
Loan proceeds	-	-	600,000

Net cash from financing activities	500	132,417	3,078,064
Net change in cash	11,540	13,015	13,946
Cash, beginning of period	2,406	4,512	-
Cash, end of period	$13,946	$17,527	$13,946

Cash paid for interest	$-	$-	$50,222

Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$330,000
Common stock issued for prepaid consulting services	20,000	-	22,231
Common stock issued to settle convertible debt	-	-	300,000
Shares issued to settle debt	-	-	25,000
Commitment to issue common stock for services	63,875	-	63,875
Accounts payable converted to short-term loan	90,000	-	90,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2013

Note 1.	Organization and Significant Accounting Policies

Organization

ProtoKinetix, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999. The Company is a medical research company whose mission is the advancement of human health care.

In 2003, the Company entered into an assignment of license agreement (the "Agreement") with BioKinetix, Inc., a Canadian corporation. The Agreement provided the Company with an exclusive assignment of all of the rights (the "Rights") that BioKinetix possessed relating to two proprietary technologies that are being developed for the creation and commercialization of "superantibodies," an enhancement of antibody technology that makes ordinary antibodies much more lethal. In consideration, the Company's Board of Directors authorized the Company to issue 16,000,000 shares of its common stock to the shareholders of BioKinetix.

The Company is also currently researching the benefits and feasibility of proprietary synthesized Antifreeze Glycoproteins ("AFGP"). In preliminary studies, AFGP has demonstrated an ability to protect and preserve human cells at temperatures below freezing.

Interim Period Financial Statements

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K, filed April 30, 2014, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 15,000,000 (March 31, 2012: 4,280,000) outstanding warrants, nil (March 31, 2012: 250,000) outstanding options and debt convertible into 12,000,000 (March 31, 2012: 12,000,000) common shares was not included in the computation of diluted loss per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of loss per share computations.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash	$13,946	$-	$-	$13,946

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

Note 3.	Accounts Receivable

The accounts receivable is refundable sales tax paid on purchases.

Note 4.	Short-Term Loans

The short-term loans are unsecured, non-interest bearing and are payable on demand. $90,000 was reclassified to short-term loans from accounts payable and accrued liabilities during the period ended March 31, 2013.

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

The Company has 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. There were no stocks or options issued during the three months ended March 31, 2013. At March 31, 2013 and December 31, 2012, there were no stock options outstanding.

Note 7.	Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance, December 31, 2012	16,530,000	$0.04
Issued	-	-
Expired/Cancelled	(1,530,000)	0.15

Balance, March 31, 2013	15,000,000	$0.03

Exercisable at March 31, 2013	15,000,000	$0.03

At March 31, 2013, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
12,500,000	$0.03	January 15, 2014
2,500,000	0.03	July 12, 2014

15,000,000

Note 8.	Stockholders’ Equity (Deficiency)

The Company is authorized to issue 400,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2013.

During the three month period ended March 31, 2013, the Company did not issue any shares. On May 9, 2014, the Company changed the number of shares of common stock that it is authorized to issue from 200,000,000 to 400,000,000.

The Company is committed to issue a total of 6,387,500 shares of common stock to arm`s length and related parties for consulting, research and investor relations services provided during the three month period ended March 31, 2013. Related party consulting fees for the three month period ended March 31, 2013 totaled $11,250, representing the fair value of 1,125,000 shares of common stock committed to be issued to related parties.

Note 9.	Subsequent Events

1.	Subsequent to the three month period ended March 31, 2013, the Company issued 33,850,000 common shares as follows:

•	Issued 8,300,000 common shares in private placements to settle a portion of the short-term loans totaling $83,000.
•	Issued 25,550,000 common shares for services with a total valuation of $255,500.

2.

The Company entered into an agreement with Intrepid Innovations Corporation (“Intrepid”) to sell the exclusive rights for the application of the AAGP molecule. The total purchase price for the exclusive rights to the application is $2,500,000 to be paid as follows:

•	$25,000 cash deposit (received);
•	$25,000 paid by cash on or before April 22, 2014 as a balance of the transaction deposit;
•	Six monthly payments of $25,000 on or before May 22, June 22, July 22, August 22, September 22 and October 22, 2014;
•

$2,300,000 paid by the issuance of 3,500,000 restricted shares of the buyer as payment of the outstanding balance. These shares can be redeemed by a cash payment at any time within the first 6 months of the effective date of this agreement.

Once the Company has received $2,500,000 in total through payment, sale of the shares and through the redemption of the shares, any surplus shares will be returned to Intrepid. In the event that the total payment has not totaled $2,500,000, Intrepid will pay the difference to the Company no later than 13 months after the effective date of this agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the three months ended March 31, 2013 and 2012 and for the period from December 23, 1999 to March 31, 2013. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $nil in revenues for the three month period ending March 31, 2013.

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

We believe that our research has enabled us to attract and retain qualified consultants. Because of the greater financial resources of many of our competitors, we may not be able to compete effectively for the same individuals to the extent that a competitor uses its substantial resources to attract any such individuals.

Employees

     We currently have no full time employees. We operate with a skeletal management team of consultants headed by our Chief Executive Officer, Ross Senior. In addition, we receive advice and counsel from our Business and Scientific Advisory Board.

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

Plan of Operation

     Our current operations are centered around our relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. We intend to continue these efforts throughout 2013 and into 2014.

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

Results of Operations for the three months ended March 31, 2013 compared to March 31, 2012 are as follows:

We had $nil in net revenues for the period ending March 31, 2013.

Operating expenses from continuing operations and net loss were $88,812 for the three month period ending March 31, 2013 compared to $66,359 for the three months ending March 31, 2012. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses. Significant changes from the prior three month period include;

Professional fees decreased by $5,096 from $9,424 to $4,328 primarily as a result of a decrease in activity with our legal council.

Consulting fees increased by $22,875 from $16,500 to $39,375 as a result of additional consulting services provided to the Company in 2013.

Liquidity and Capital Resources

     At March 31, 2013, we had $13,946 in cash and $21,885 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

     The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending March 31, 2013.

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

     Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures”, has concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting.

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

     There were no matters submitted to the shareholders during the period.

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	May 14, 2014
Ross L. Senior	Chief Financial Officer