Form 10-Q
period 2013-06-30
ProtoKinetix, Inc.
filed 2014-05-14
CIK 1128189

U. S. SECURITIES
AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

170,362,433 common shares outstanding, $0.0000053 par value, at May 14, 2014

PROTOKINETIX, INC.

Balance Sheets at June 30, 2013 and December 31, 2012

Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the period from December 23, 1999 (Date of Inception) to June 30, 2013

Statements of Stockholder’s Deficiency for the Period from December 31, 2012 to June 30, 2013

Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the Period from December 23, 1999 (Date of Inception) to June 30, 2013

Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS

Current Assets
Cash	$4,494	$2,406
Prepaid expenses	18,586	-
Accounts receivable (Note 3)	-	6,020

Total current assets and total assets	$23,080	$8,426

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$120,298	$181,399
Short-term loans (Note 4)	113,000	34,500
Deposit on sale (Note 10)	25,000	-
Convertible note payable (Note 5)	300,000	300,000

Total current liabilities	558,298	515,899

Stockholders' Deficiency
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 137,312,433 and 134,512,433 shares issued and outstanding as at June 30, 2013 and December 31, 2012 respectively	737	722
Common stock issuable 12,775,000 shares (Note 9)	68	-
Share subscriptions received in advance	25,000	25,000
Additional paid-in capital	24,846,254	24,690,587
Deficit accumulated during the development stage	(25,407,277)	(25,223,782)

Total stockholders’ deficiency	(535,218)	(507,473)

Total liabilities and stockholders’ deficiency	$23,080	$8,426

Going concern (Note 1)
Subsequent events (Note 10)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2013 and 2012, and for the
Period from December 23, 1999 (Date of Inception) to June 30, 2013

					Period from
					December 23,
	Three Months	Three Months	Six Months	Six Months	1999 (Date of
	Ended	Ended	Ended	Ended	Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Revenues	$-	$-	$-	$-	$2,000
Expenses
Licenses	-	-	-	-	3,379,756
Professional fees	1,750	3,300	6,078	12,724	3,584,541
Consulting fees	42,708	2,231	82,083	18,731	13,447,596
Research and development	18,250	-	36,500	-	2,694,091
General and administrative	25,975	28,683	46,834	63,117	1,773,305
Interest	6,000	6,000	12,000	12,000	180,162

	(94,683)	(40,214)	(183,495)	(106,572)	(25,059,451)

Other Income	-	-	-	-	15,000
Write-off of accounts payable	-	-	-	-	8,640
Loss on debt settlement	-	-	-	-	(330,000)

	-	-	-	-	(306,360)

Loss from continuing operations	(94,683)	(40,214)	(183,495)	(106,572)	(25,363,811)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	-	-	(43,466)
Net loss for the period	$(94,683)	$(40,214)	$(183,495)	$(106,572)	$(25,407,277)

Net Loss per Share (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding (basic and diluted)	135,703,642	121,937,091	135,111,325	121,937,091

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the Period from December 31, 2012 to June 30, 2013

							Deficit
	Common Stock		Common Stock			Stock	Accumulated
					Additional	Subscriptions	During the
			Issuable		Paid-in	Received in	Development
	Shares	Amount	Shares	Amount	Capital	advance	Stage	Total

Balance, December 31, 2012	134,512,433	$722	-	$-	$(24,690,587)	$25,000	$(25,223,782)	$(507,473)
Issuance of common stock to settle short-term loans	800,000	4	-	-	7,996	-	-	8,000
Issuance of common stock for services	2,000,000	11	-	-	19,989	-	-	20,000
Common stock issuable for services	-	-	12,775,000	68	127,682	-	-	127,750
Net loss for the period	-	-	-	-	-	-	(183,495)	(183,495)
Balance, June 30, 2013	137,312,433	$737	12,775,000	$68	$24,846,254	$25,000	$(25,407,277)	$(535,218)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012, and for the Period from
December 23, 1999 (Date of Inception) to June 30, 2013

			Period from
			December 23, 1999
			(Date of Inception)
	2013	2012	to June 30, 2013
Cash Flows used in Operating Activities
Net loss for the period	$(183,495)	$(106,572)	$(25,407,277)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt	-	-	330,000
Issuance and amortization of common stock for services	3,333	-	18,730,537
Issuance and amortization of warrants for services	-	-	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Commitment to issue common stock for services	127,750	-	127,750
Changes in operating assets and liabilities
Accounts receivable	6,020	2,605	-
Prepaid expenses	(1,919)	18,000	61,575
Accounts payable	28,899	(38,784)	218,938
Net cash used in operating activities	(19,412)	(124,751)	(3,091,182)
Cash Flows from (used in) Investing Activities
Purchase of computer equipment	-	-	(3,388)
Deposit on sale	25,000	-	25,000
Net cash from investing activities	25,000	-	21,612
Cash Flows from (used in) Financing Activities
Short-term loan proceeds (repayments), net	(3,500)	10,265	31,000
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	-	125,000	1,505,250
Share subscriptions received in advance	-	-	25,000
Loan proceeds	-	-	600,000

Net cash from (used in) financing activities	(3,500)	135,265	3,074,064
Net change in cash	2,088	10,514	4,494
Cash, beginning of period	2,406	4,512	-
Cash, end of period	$4,494	$15,026	$4,494

Cash paid for interest	$-	$-	$50,222

Cash paid for income taxes	$-	$-	$-

Supplementary information - non-cash transactions:
Note payable converted to common stock	$-	$-	$330,000
Common stock issued for prepaid consulting services	20,000	33,000	22,231
Common stock issued to settle convertible debt	-	300,000	300,000
Common stock issued to settle short-term loans	8,000	-	8,000
Shares issued to settle debt	-	-	25,000
Commitment to issue common stock for services	127,750	-	127,750
Accounts payable converted to short-term loan	90,000	-	90,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2013

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

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 15,800,000 (June 30, 2012: 15,830,000) outstanding warrants and debt convertible into 12,000,000 (June 30, 2012: 12,000,000) common shares was not included in the computation of diluted loss per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of loss per share computations.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash	$4,494	$-	$-	$4,494

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

The short-term loans are unsecured, non-interest bearing and are payable on demand. $90,000 was reclassified to short-term loans from accounts payable and accrued liabilities during the six month period ended June 30, 2013.

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

Note 7.	Stock Options

There were no stock option transactions during the six month period ended June 30, 2013.

At June 30, 2013 and December 31, 2012, there were no stock options outstanding.

Note 8.	Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance, December 31, 2012	16,530,000	$0.04
Issued	800,000	0.01
Expired/Cancelled	(1,530,000)	0.15

Balance, June 30, 2013	15,800,000	$0.03

Exercisable at June 30, 2013	15,800,000	$0.03

At June 30, 2013, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
12,500,000	$ 0.03	January 15, 2014
2,500,000	0.03	July 12, 2014
800,000	0.01	October 1, 2014

15,800,000

Note 9.	Stockholders’ Deficiency

The Company is authorized to issue 400,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2013.

On May 9, 2014, the Company changed the number of shares of common stock that it is authorized to issue from 200,000,000 to 400,000,000.

During the six month period ended June 30, 2013, the Company issued 800,000 units to settle debt. Each unit consists of one common share and one warrant to purchase the Company’s stock. The warrants have an exercise price of $0.01 and expire October 1, 2014.

The Company is committed to issue a total of 12,775,000 shares of common stock to arm`s length and related parties for consulting, research and investor relations services provided during the six month period ended June 30, 2013. Related party consulting fees for the six month period ended June 30, 2013 totaled $22,500, representing the fair value of 2,250,000 shares of common stock committed to be issued to related parties.

Note 10.	Subsequent Events

1.	Subsequent to the six month period ended June 30, 2013, the Company issued 33,850,000 common shares as follows:

•	Issued 8,300,000 common shares in private placements to settle a portion of the short-term loans totaling $83,000.
•	Issued 25,550,000 common shares for services with a total valuation of $255,500.

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

FORWARD-LOOKING STATEMENTS

     This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the six months ended June 30, 2013 and 2012 and for the period from December 23, 1999 to June 30, 2013. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $nil in revenues for the six month period ending June 30, 2013.

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

Recent Developments

     The Company commenced discussions with the University of Alberta, with a view to collaborate on the testing of the AAGP™ molecule on the impact of islet transplants for the treatment of Type 1 Diabetes. The company was instrumental in establishing the protocols to be used in live animal trials.

Sales and Marketing

     Although there are no revenues currently being generated through dales of AAGP, we are actively marketing AAGP though collaborations and applications development initiatives as described in the recent developments section above.

Results of Operations for the six months ended June 30, 2013 compared to June 30, 2012 are as follows:

We had $nil in net revenues for the period ending June 30, 2013.

Operating expenses from continuing operations and net loss were $183,495 for the six month period ending June 30, 2013 compared to $106,572 for the six months ending June 30, 2012. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses. Significant changes from the prior six month period include;

Professional fees decreased by $6,646 from $12,724 to $6,078 primarily as a result of a decrease in activity with our legal council.

Consulting fees increased by $63,352 from $18,731 to $82,083 as a result of additional consulting services provided to the Company in 2013.

Liquidity and Capital Resources

     At June 30, 2013, we had $4,494 in cash and $23,080 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

     The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending June 30, 2013.

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

     Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures”, has concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting.

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