Form 10-Q
period 2013-09-30
ProtoKinetix, Inc.
filed 2014-05-15
CIK 1128189

U. S.
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 0-32917

PROTOKINETIX, INC.

Nevada	94-3355026
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2225 Folkestone Way
West Vancouver, British ColumbiaCanadaV7S 2Y6
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

PROTOKINETIX, INC.

Balance Sheets at September 30, 2013 and December 31, 2012

Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and for the period from December 23, 1999 (Date of Inception) to September 30, 2013

Statements of Stockholder’s Deficiency for the Period from December 31, 2012 to September 30, 2013

Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the Period from December 23, 1999 (Date of Inception) to September 30, 2013

Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS

Current Assets
Cash	$2,530	$2,406
Accounts receivable (Note 3)	-	6,020
Prepaid expenses	13,586	-

Total current assets and total assets	$16,116	$8,426

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$136,823	$181,399
Short-term loans (Note 4)	108,500	34,500
Deposit on sale (Note 10)	25,000	-
Convertible note payable (Note 5)	300,000	300,000

Total current liabilities	570,323	515,899

Stockholders' Deficiency
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 138,812,433 and 134,512,433 shares issued and outstanding for September 30, 2013 and December 31, 2012 respectively (Note 9)	745	722
Common stock issuable 19,162,500 shares (Note 9)	102	-
Share subscriptions received in advance	25,000	25,000
Additional paid-in capital	24,925,087	24,690,587
Deficit accumulated during the development stage	(25,505,141)	(25,223,782)

Total stockholders’ deficiency	(554,207)	(507,473)

Total liabilities and stockholders’ deficiency	$16,116	$8,426

Going concern (Note 1)
Subsequent events (Note 10)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Nine months ended September 30, 2013 and 2012 and for the
Period from December 23, 1999 (Date of Inception) to September 30, 2013

					Period from
					December 23,
	Three Months	Three Months	Nine Months	Nine Months	1999 (Date of
	Ended	Ended	Ended	Ended	Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
Revenues
	$-	$-	$-	$-	$2,000
Expenses

Licenses	-	-	-	-	3,379,756
Professional fees	5,913	6,405	11,991	19,129	3,590,454
Consulting fees	44,375	2,231	126,458	18,731	13,491,971
Research and development	18,250	-	54,750	-	2,712,341
General and administrative	23,326	27,358	70,160	92,707	1,796,631
Interest	6,000	6,000	18,000	18,000	186,162

	(97,864)	(41,994)	(281,359)	(148,567)	(25,157,315)

Other income	-	-	-	-	15,000
Write-off of accounts payable	-	-	-	-	8,640
Loss on debt settlement	-	-	-	-	(330,000)

	-	-	-	-	(306,360)

Loss from continuing operations	(97,864)	(41,994)	(281,359)	(148,567)	(25,461,675)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	-	-	(43,466)
Net loss for the period	$(97,864)	$(41,994)	$(281,359)	$(148,567)	$(25,505,141)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	137,948,303	94,424,390	136,067,378	125,443,940

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the Period from December 31, 2012 to September 30, 2013

							Deficit
	Common Stock		Common Stock			Stock	Accumulated
					Additional	Subscriptions	During the
			Issuable		Paid-in	Received in	Development
	Shares	Amount	Shares	Amount	Capital	advance	Stage	Total

Balance, December 31, 2012	134,512,433	$722	-	$-	$24,690,587	$25,000	$(25,223,782)	$(507,473)
Issuance of common stock to settle short-term loans	2,300,000	12	-	-	22,988	-	-	23,000
Issuance of common stock for services	2,000,000	11	-	-	19,989	-	-	20,000
Common stock issuable for services	-	-	19,162,500	102	191,523	-	-	191,625
Net loss for the period	-	-	-	-	-	-	(281,359)	(281,359)
Balance, September 30, 2013	138,812,433	$745	19,162,500	$102	$24,925,087	$25,000	$(25,505,141)	$(554,207)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF CASH FLOWS
For the Nine months ended September 30, 2013 and 2012, and for the Period from
December 23, 1999 (Date of Inception) to September 30, 2013

			Period from
			December 23,
			1999 (Date of
			Inception) to
			September 30,
	2013	2012	2013
Cash Flows used in Operating Activities
Net loss for period	$(281,359)	$(148,567)	$(25,505,141)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt	-	-	330,000
Issuance and amortization of common stock for services	8,333	-	18,735,537
Issuance and amortization of warrants for services	-	-	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Commitment to issue common stock for services	191,625	-	191,625
Changes in operating assets and liabilities
Accounts receivable	6,020	1,643	-
Prepaid expenses	(1,919)	18,731	61,575
Accounts payable	45,424	(1,471)	235,463
Net cash used in operating activities	(31,876)	(129,664)	(3,103,646)
Cash Flows from (used in) Investing Activities
Purchase of computer equipment	-	-	(3,388)
Deposit on sale	25,000	-	25,000
Net cash from investing activities	25,000	-	21,612
Cash Flows from Financing Activities
Short-term loan proceeds (repayments)	7,000	5,265	41,500
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	-	125,000	1,505,250
Share subscriptions received in advance	-	-	25,000
Loan proceeds	-	-	600,000
Net cash provided by financing activities	7,000	130,265	3,084,564
Net change in cash	124	601	2,530
Cash, beginning of period	2,406	4,512	-
Cash, end of period	$2,530	5,113	$2,530

Cash paid for interest	$-	-	$50,222

Cash paid for income taxes	$-	-	$-

Supplementary information - non-cash transactions:
Note payable converted to common stock	$-	$-	$330,000
Common stock issued for prepaid consulting services	20,000	-	22,231
Common stock issued to settle convertible debt	-	-	300,000
Common stock issued to settle short-term loans	23,000	-	23,000
Shares issued to settle debt	-	25,000	25,000
Commitment to issue common stock for services	191,625	-	191,625
Accounts payable converted to short-term loans	90,000	-	90,000

See Notes to financial statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2013

Note 1.	Organization and Significant Accounting Policies

Organization

ProtoKinetix, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999. The Company is a medical research company whose mission is the advancement of human health care.

In 2003, the Company entered into an assignment of license agreement (the "Agreement") with BioKinetix, Inc., a Canada corporation. The Agreement provided the Company with an exclusive assignment of all of the rights (the "Rights") that BioKinetix possessed relating to two proprietary technologies that are being developed for the creation and commercialization of "superantibodies," an enhancement of antibody technology that makes ordinary antibodies much more lethal. In consideration, the Company's Board of Directors authorized the Company to issue 16,000,000 shares of its common stock to the shareholders of BioKinetix.

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

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 17,300,000 (September 30, 2012: 16,530,000) outstanding warrants and debt convertible into 12,000,000 (September 30, 2012: 12,000,000) common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash	$2,530	$-	$-	$2,530

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

There were no stock option transactions during the nine month period ended September 30, 2013.

At September 30, 2013 and December 31, 2012, there were no stock options outstanding.

Note 8.	Warrants

There were 2,300,000 warrants issued during the nine month period ended September 30, 2013 and 1,530,000 warrants with an exercise price of $0.36 expired unexercised.

Warrant transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance, December 31, 2012	16,530,000	$0.04
Issued	2,300,000	0.01
Expired/Cancelled	(1,530,000)	0.15

Balance, September 30, 2013	17,300,000	$0.03

Exercisable at September 30, 2013	17,300,000	$0.03

At September 30, 2013, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
12,500,000	$ 0.03	January 15, 2014
2,500,000	0.03	July 12, 2014
2,300,000	0.01	October 1, 2014

17,300,000

Note 9.	Stockholders’ Deficiency

The Company is authorized to issue 400,000,000 shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2013.

On May 9, 2014, the Company changed the number of shares of common stock that it is authorized to issue from 200,000,000 to 400,000,000.

During the nine month period ended September 30, 2013, the Company issued 2,300,000 units to settle debt. Each unit consists of one common share and one warrant to purchase the Company’s stock. The warrants have an exercise price of $0.01 and expire October 1, 2014.

The Company is committed to issue a total of 19,162,500 shares of common stock to arm’s length and related parties for consulting, research and investor relations services provided during the nine month period ended September 30, 2013. Related party consulting fees for the nine month period ended September 30, 2013 totaled $33,750, representing the fair value of 3,375,000 shares of common stock committed to be issued to related parties.

Note 10.	Subsequent Events

1.	Subsequent to the nine month period ended September 30, 2013, the Company issued 33,850,000 common shares as follows:

Issued 8,300,000 common shares in private placements to settle a portion of the short-term loan of $83,000.

Issued 25,550,000 common shares for services with a total valuation of $255,500.

2.

The Company entered into an agreement with Intrepid Innovation Corporation (“Intrepid”) to sell the exclusive rights for the application of the AAGP molecule. The total purchase price for the exclusive rights to the application is $2,500,000 to be paid as follows:

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

FORWARD-LOOKING STATEMENTS

     This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the nine months ended September 30, 2013 and 2012 and for the period from December 23, 1999 to September 30, 2013. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $nil in revenues for the nine month period ending September 30,2013

It is important to understand that although the Company (as is discussed below) is focused on various promising scientific and business development efforts, to date, we have not yet marketed a product. Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdifluride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses. The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

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

Results of Operations for the nine months ended September 30, 2013 compared to September 30, 2012 are as follows:

We had $nil in net revenues for the period ending September 30, 2013.

Operating expenses from continuing operations and net loss were $281,359 for the nine month period ending September 30, 2013 compared to $148,567 for the nine months ending September 30, 2012. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses. Significant changes from the prior three month period include;

Professional fees decreased by $7,138 from $19,129 to $11,991 primarily as a result of a decrease in activity with our legal counsel. .

Consulting fees increased by $107,727 from $18,731 to $126,458 as a result of additional consulting services provided to the Company in 2013

Liquidity and Capital Resources

     At September 30, 2013, we had $2,530 in cash and $16,116 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

     The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results there from and a corresponding negative impact on shareholder liquidity.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending September 30, 2013.

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

     Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures”, has concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting.

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