Form 10-K
period 2013-12-31
ProtoKinetix, Inc.
filed 2014-05-27
CIK 1128189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,407,000 based upon the closing price of our common stock which was $0.02 on the last business day of the most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 23, 2014, there were 170,362,433 shares of our common stock that were issued and outstanding.

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

WE ARE A DEVELOPMENT STAGE BUSINESS AND AN INVESTMENT IN OUR COMPANY IS EXTREMELY RISKY.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
_________________________

PROTOKINETIX, INC.

PART I

ITEM 1.                BUSINESS

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $nil in revenues for the year ended December 31, 2013.

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

Cell Lines Tested

•	Stem cells (human)	•	Adult skin fibroblast cells
•	Whole blood cells	•	Heart cells (cardiac myocites)
•	Blood Platelet cells	•	Liver cells (hepatocites)
•	Heart tissue	•	Embryonic skin fibroblast cells
•	Hela (cancer) cells	•	Islet cells (pancreatic)
•	Kidney (KB and vero) cells	•	Stem cells (mouse)

Stress Conditions and Agents

Temperature

•	temperatures ranging from -80° C to +37° C

UV-C Radiation

•	harsh sterilizing radiation
•	254 nanometer wavelength

Oxidation

•	hydrogen peroxide (H2O20
•	powerful oxidant

Starvation

•	serum free culture media
•	food/growth/nutrients factors (fetal bovine serum) withheld

Inflammation

•	Interleukin 1 Beta, a standard agent for stimulating inflammation in cell testing
•	All of the above tests are also considered to cause inflammation

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

Not applicable.

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

2013	Low	High
First Quarter	$0.01	$0.02
Second Quarter	0.01	0.02
Third Quarter	0.01	0.03
Fourth Quarter	0.01	0.05

2012	Low	High
First Quarter	$0.01	$0.03
Second Quarter	0.01	0.02
Third Quarter	0.01	0.03
Fourth Quarter	0.01	0.02

Holders

As of May 23, 2014, there were approximately76 shareholders of record of the company's Common Stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds

There have been no sales of unregistered securities during the year ended December 31, 2013 which would be required to be disclosed pursuant to Item 701 of Regulation S-K.

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

Year Ended December 31,	2009	2010	2011	2012	2013

Statement of Operations Data:
Revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	175,958	161,508	117,415	-	74,500
Consulting and Professional	862,181	998,876	586,529	53,719	251,925
General and Administrative	231,970	237,028	212,989	143,399	122,152
Total operating expenses	1,270,109	1,397,412	916,933	197,118	448,577
Net loss	(1,270,109)	(1,388,772)	(1,231,933)	(197,118)	(448,577)
Net loss per share:
Basic and diluted	(0.02)	(0.02)	(0.01)	(0.00)	(0.00)
Weighted average number of shares	60,822,963	75,471,414	93,592,433	129,224,762	137,107,228

Year Ended December 31,	2009	2010	2011	2012	2013

Balance Sheet Data:
Cash	$22,788	$14,412	$4,512	$2,406	$3,065
Total assets	263,410	69,175	29,771	8,426	24,645
Convertible note payable
	300,000	300,000	300,000	300,000	300,000
Common stock and additional paid-in capital	22,157,049	23,326,309	24,566,309	24,716,309	25,054,209
Total stockholders’ deficiency	(248,910)	(468,422)	(460,355)	(507,473)	(618,150)

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2013. This information has been derived from our unaudited financial statements and has been prepared by us on a basis consistent with our audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the information for the periods presented.

Quarter Ended	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Statements of Operations Data:

Revenue	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Operating expenses:
Research and development	-	-	-	-	18,250	18,250	18,250	19,750
Consulting and Professional	25,924	4,800	8,636	14,359	43,703	44,458	50,288	113,476
General and Administrative	40,435	34,683	34,590	33,691	26,859	31,975	29,326	33,992
Total operating expenses	66,359	39,483	44,226	47,050	88,812	94,683	97,864	167,218
Net loss	(66,359)	(39,483)	(44,226)	(47,050)	(88,812)	(94,683)	(97,864)	(167,218)
Net loss per common share:
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of Common shares	119,512,433	121,937,091	132,369,597	129,224,762	134,514,433	135,703,642	137,948,303	140,192,868

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

The Company accounts for share-based compensation under "Share-Based Payment," which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes option-pricing model.

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

Expenses

Our expenses in 2013 were $453,544 which included $38,591 in professional expenses. We operate the company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations. These professional consulting fees amounted to $213,334. These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities. The Company also incurred total research and development expenses of $74,500 and general and administrative costs of $101,452 during the year ended December 31, 2013.

Plan of Operation

Our current operations are centered around the Company's relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. The Company intends to continue these efforts throughout 2014.

Sales and Marketing

The Company is currently not selling or marketing any products.

Liquidity and Capital Resources

At December 31, 2013, we had $3,065 in cash and $24,645 in total current assets. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2013.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern. In spite of the fact that the current cash obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate. We intend to fund the Company and attempt to meet corporate obligations by selling common stock. However the Company's common stock is at a low price and is not actively traded.

Results of Operations for the Year Ended December 31, 2013.

We had $nil in revenues for the years ended December 31, 2013 and 2012.

Loss from continuing operations was $448,577 for the year ending December 31, 2013 compared to $197,118 for the year ending December 31, 2012. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, research and development and other general and administrative expenses. Significant changes from the prior year include:

Professional fees increased by $3,603 from $34,988 to $38,591 primarily as a result of an increase in activity with our independent accountants.

Consulting fees increased by $194,603 from $18,731 to $213,334 as a result of more consulting agreements entered into by the Company in 2013. As at December 31, 2013, the Company is committed to issue 15,750,000 shares of its common stock with a fair value of $157,500 for consulting services provided during the year.

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

FINANCIAL STATEMENTS

DECEMBER 31, 2013

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Protokinetix, Inc. (A Development Stage Company)

We have audited the accompanying financial statements of Protokinetix, Inc. (the “Company”), which comprise the balance sheets as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012 and the period from inception on December 23, 1999 to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protokinetix, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and the period from inception on December 23, 1999 to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Protokinetix, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Protokinetix, Inc. has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

May 23, 2014

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS
As at December 31

	2013	2012
ASSETS

Current Assets
Cash	$3,065	$2,406
Accounts receivable (Note 3)	119	6,020
Prepaid expenses and deposits	21,461	-

Total current assets and total assets	$24,645	$8,426

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$173,962	$181,399
Short-term loans (Note 4)	143,833	34,500
Deposit on sale (Note 11)	25,000	-
Convertible note payable (Note 5)	300,000	300,000

Total current liabilities	642,795	515,899

Stockholders' Deficiency
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 142,312,433 and 134,512,433 shares issued and outstanding for 2013 and 2012 respectively	763	722
Common stock issuable 25,550,000 shares (Note 10)	135	-
Share subscription received in advance	25,000	25,000
Additional paid-in capital	25,028,311	24,690,587
Deficit accumulated during the development stage	(25,672,359)	(25,223,782)

Total stockholders’ deficiency	(618,150)	(507,473)

Total liabilities and stockholders’ deficiency	$24,645	$8,426

Basis of Presentation – Going Concern Uncertainties (Note 1)
Subsequent Events (Note 11)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2013

			Period from
			December 23,
			1999 (Date of
			Inception) to
			December 31,
	2013	2012	2013

Revenues	$-	$-	$2,000

Expenses
Licenses	-	-	3,379,756
Professional fees	38,591	34,988	3,617,054
Consulting fees	213,334	18,731	13,578,847
Research and development	74,500	-	2,732,091
General and administrative	95,752	119,399	1,822,223
Interest	26,400	24,000	194,562

	(448,577)	(197,118)	(25,324,533)

Other Income (Expense)	-	-	15,000
Write-off of accounts payable	-	-	8,640
Loss on debt conversion	-	-	(330,000)
Loss from continuing operations	(448,577)	(197,118)	(25,628,893)

Discontinued Operations
Loss from operations of the discontinued
segment	-	-	(43,466)

Net loss for the period	$(448,577)	$(197,118)	$(25,672,359)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	137,107,228	129,224,762

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2013

										Stock	Deficit
	Common Stock			Common Stock						Subscriptions	Accumulated
								Additional		Received in	During the
				Issuable				Paid-in		Advance	Development
	Shares		Amount	Shares		Amount		Capital		(Receivable)	Stage	Total

Issuance of common stock, December 1999	9,375,000		$50	-		$-		$4,950		$-	$-	$5,000
Net loss for the period	-		-	-		-		-		-	(35)	(35)
Balance, December 31, 2000	9,375,000		50	-		-		4,950		-	(35)	4,965
Issuance of common stock, April 2001	5,718,750		30	-		-		15,220		-	-	15,250
Net loss for the year	-		-	-		-		-		-	(16,902)	(16,902)
Balance, December 31, 2001	15,093,750		80	-		-		20,170		-	(16,937)	3,313
Net loss for the year	-		-	-		-		-		-	(14,878)	(14,878)
Balance, December 31, 2002	15,093,750		80	-		-		20,170		-	(31,815)	(11,565)
Issuance of common stock for services:
July 2003	2,125,000		11	-		-		424,989		-	-	425,000
August 2003	300,000		2	-		-		14,998		-	-	15,000
September 2003	1,000,000		5	-		-		49,995		-	-	50,000
October 2003	1,550,000		8	-		-		619,992		-	-	620,000
Issuance of common stock for licensing rights	14,000,000		74	-		-		2,099,926		-	-	2,100,000
Common stock issuable for licensing rights	-		-	2,000,000		11		299,989		-	-	300,000
Shares cancelled on September 30, 2003	(9,325,000)		(49)	-		-		49		-	-	-
Net loss for the year	-		-	-		-		-		-	(3,662,745)	(3,662,745)
Balance, December 31, 2003	24,743,750		131	2,000,000		11		3,530,108			(3,694,560)	(164,310)
Issuance of common stock for services:
March 2004	1,652,300		9	-		-		991,371		-	-	991,380
May 2004	500,000		3	-		-		514,997		-	-	515,000
July 2004	159,756		1	-		-		119,694		-	-	119,695
August 2004	100,000		1	-		-		70,999		-	-	71,000
October 2004	732,400		4	-		-		479,996		-	-	480,000
November 2004	650,000		4	-		-		454,996		-	-	455,000
December 2004	255,000		1	-		-		164,425		-	-	164,426
Common stock issuable for AFGP license	-		-	1,000,000		5		709,995		-	-	710,000
Common stock issuable for Recaf License	-		-	400,000		2		223,998		-	-	224,000
Warrants granted (for 3,450,000 shares) for
services, October 2004	-		-	-		-		1,716,253		-	-	1,716,253
Options granted for services, October 2004	-		-	-		-		212,734		-	-	212,734
Stock subscriptions receivable	-		-	1,800,000		10		329,990		(330,000)		-
Warrants exercised:
August 2004	-		-	50,000		-		15,000		-	-	15,000
October 2004	-		-	600,000		3		134,997		-	-	135,000
December 2004	-		-	1,000,000		5		224,995		-	-	225,000
Options exercised, December 2004	-		-	100,000		1		29,999		-	-	30,000
Net loss for the year	-		-	-		-		-		-	(6,368,030)	(6,368,030)
Balance, December 31, 2004	28,793,206	$	$ 154	6,950,000	$	$ 37	$	$ 9,924,547	$	$ (330,000)	$ (10,062,590)	$ (467,852)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2013

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

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2013

						Stock	Deficit
	Common Stock		Common Stock			Subscriptions	Accumulated
					Additional	Received in	During the
			Issuable		Paid-in	Advance	Development
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Total

February 2006 private placement (issued June 2006)	900,000	$5	-	$-	$352,142	$-	$-	$352,147
Warrants granted from private placement (450,000)	-	-	-	-	97,853	-	-	97,853
Issuance of common stock for Note payable conversion	529,279	3	-	-	158,780	-	-	158,783
Issuance of common stock for services:
February/March 2006 services	-	-	20,000	1	10,499	-	-	10,500
March 2006	166,359	1	(108,375)	(1)	36,750	-	-	36,750
April 2006	(1,200,000)	(6)	-	-	6	-	-	-
May 2006	1,266,278	7	(70,000)	(1)	792,750	-	-	792,756
June 2006	27,056	-	1,200,000	6	718,244	-	-	718,250
July 2006	1,200,000	6	(1,200,000)	(6)	-	-	-	-
August 2006	100,000	1	-	-	64,999	-	-	65,000
September 2006	369,984	2	(50,000)	-	209,998	-	-	210,000
November 2006	100,000	1	-	-	48,999	-	-	49,000
December 2006	7,000	-	-	-	3,010	-	-	3,010
Warrants issued (for 700,000 shares) for services	-	-	-	-	58,658	-	-	58,658
Net loss for the year	-	-	-	-	-	-	(1,967,633)	(1,967,633)

Balance, December 31, 2006	44,267,153	240	400,000	5	17,055,767	-	(16,856,763)	199,249
Issuance of common stock for services:
January 2007	218,834	1	-	-	119,999	-	-	120,000
March 2007	104,652	1	-	-	44,999	-	-	45,000
April 2007	187,500	1	-	-	74,999	-	-	75,000
June 2007	112,500	1	-	-	44,999	-	-	45,000
July 2007	291,812	2	-	-	112,998	-	-	113,000
August 2007	860,000	5	-	-	257,995	-	-	258,000
September 2007	1,516,275	8	-	-	457,492	-	-	457,500
October 2007	250,000	1	-	-	37,499	-	-	37,500
December 2007	535,716	1	-	-	74,999	-	-	75,000
Warrants issued for services	-	-	-	-	825,476	-	-	825,476
Cancellation of issuable stock for Recaf License	-	-	(400,000)	(5)	-	-	-	(5)
Warrants exercised – December 2007	100,000	1	-	-	43,999	-	-	44,000
Issuable common stock from Private Placement	-	-	1,190,000	6	172,494	-	-	172,500
Net loss for the year	-	-	-	-	-	-	(2,728,26))	(2,728,269)

Balance, December 31, 2007	48,444,442	$262	1,190,000	$6	$19,323,715	$-	$(19,585,032)	$(261,049)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2013

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
For the Period from December 23, 1999 (Date of Inception) to December 31, 2013

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
For the Period from December 23, 1999 (Date of Inception) to December 31, 2013

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

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Period from December 23, 1999 (Date of Inception) to December 31, 2013

						Stock	Deficit
	Common Stock		Common Stock			Subscriptions	Accumulated
					Additional	Received in	During the
			Issuable		Paid-in	Advance	Development
	Shares	Amount	Shares	Amount	Capital	(Receivable)	Stage	Total
Issuance of common stock for services	2,000,000	$11	-	$-	$19,989	$-	$-	$20,000
Issuance of common stock to settle short-term loans	5,800,000	30	-	-	57,970	-	-	58,000
Common stock issuable for services	-	-	25,550,000	135	255,365	-	-	255,500
Fair value of compensatory warrants issued	-	-	-	-	4,400	-	-	4,400
Net loss for the year	-	-	-	-	-	-	(448,577)	(448,577)

Balance, December 31, 2013	142,312,433	$763	25,550,000	$135	$25,028,311	$25,000	$(25,672,359)	$(618,150)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012, and for the Period from
December 23, 1999 (Date of Inception) to December 31, 2013

			Period from
			December 23,
			1999 (Date of
			Inception) to
			December 31,
	2013	2012	2013
Cash Flows used in Operating Activities

Net loss for period	$(448,577)	$(197,118)	$(25,672,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-	3,388
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt	-	-	330,000
Accretion of short-term loan	733	-	733
Issuance and amortization of common stock for services	13,333	-	18,740,537
Issuance and amortization of warrants for services	-	-	2,629,730
Issuance and amortization of stock options for services	-	-	222,817
Commitment to issue common stock for services	255,500	-	255,500
Changes in operating assets and liabilities:
Accounts receivable	5,901	508	(119)
Prepaid expenses and deposits	(14,794)	18,731	48,700
Accounts payable and accrued liabilities	82,563	28,008	272,602
Net cash used in operating activities	(105,341)	(149,871)	(3,177,111)

Cash Flows from Investing Activities
Purchase of computer equipment	-	-	(3,388)
Deposit on sale	25,000	-	25,000
Net cash from investing activities	25,000	-----	21,612

Cash Flows from Financing Activities
Short-term loan proceeds	81,000	22,765	115,500
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	-	125,000	1,505,250
Share subscription received in advance	-	-	25,000
Other loan proceeds	-	-	600,000
Net cash from financing activities	81,000	147,765	3,158,564

Net change in cash	659	(2,106)	3,065
Cash, beginning of period	2,406	4,512	-
Cash, end of period	$3,065	$2,406	$3,065
Cash paid for interest	$-	$-	$50,222
Cash paid for income taxes	$-	$-	$-
Supplementary information - non-cash transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for consulting services	20,000	-	38,171
Shares issued to settle debt	-	25,000	25,000
Common stock issued to settle convertible debt	-	-	300,000
Common stock issued to settle short-term loans	58,000	-	58,000
Commitment to issue common stock for services	255,500	-	255,500
Accounts payable converted to short-term loans	90,000	-	90,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2013

Note 1. Basis of Presentation – Going Concern Uncertainties

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

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in United States dollars. The financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2013, the Company had not commenced planned principal operations.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to valuation of equity related instruments issued.

Cash

Cash consists of funds held in checking accounts. Cash balances may exceed federally insured limits from time to time.

Fair Value of Financial Instruments

Financial instruments, including cash, accounts payable and accrued liabilities, short-term loans, deposit on sale and convertible note payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Level 1 inputs are used to measure cash. At December 31, 2013 there were no other assets or liabilities subject to additional disclosure.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 21,300,000 (2012 – 16,530,000) outstanding warrants and debt convertible into 12,000,000 (2012 – 12,000,000) common shares were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of loss per share computations.

Share-Based Compensation

The Company has granted warrants and options to purchase shares of the Company's common stock to various parties for consulting services. The fair values of the warrants and options issued have been estimated using the Black-Scholes option-pricing model.

The Company accounts for share-based compensation under "Share-Based Payment," which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes option-pricing model.

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

Note 3. Accounts Receivable

Accounts receivable consists of refundable sales tax paid on purchases.

Note 4. Short-Term Loans

During the year ended December 31, 2013, the Company received a loan of $20,000. The loan is to be repaid by November 8, 2014, along with $10,000 in interest. In addition, the Company issued 500,000 warrants to the lender, exercisable at $0.25 for a period of 5 years. The proceeds of the loan were allocated between the debt and warrants based on a relative fair value approach, which bifurcates between the values of the two securities at the time of issuance. Using this approach, the fair value of the warrants was estimated at $4,400 (Note 9), with the remaining $15,600 being allocated to the debt portion; to be accreted to its settlement value over the term of the loan. Accretion for the year ended December 31, 2013 was $733 (2012 - $nil). Accrued interest on the loan principal totaled $1,667 as at December 31, 2013.

The remainder of the short-term loans in the amount of $127,500 (2012 - $34,500) are unsecured, non-interest bearing and are repayable on demand.

Note 5. Convertible Note Payable

On July 1, 2007, the Company executed a loan agreement under which the Company issued to a corporation an 8% convertible promissory note in exchange for $300,000. The note holder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period. The note is due and payable no later than June 30, 2012, and is convertible into shares of the Company's common stock at $0.025 per share. No beneficial conversion feature was applicable to this convertible note. During the year ended December 31, 2011, the note holder demanded the repayment of the loan in cash. The Company negotiated with the note holder who accepted 9,000,000 common shares of the Company as consideration for the settlement of the loan. On January 26, 2011, the Company issued 9,000,000 shares at $0.07 per share to settle the convertible note. The fair value of the 9,000,000 shares issued exceeds the loan principal by $330,000, which was recorded as loss on settlement of loan.

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

Note 6. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2013, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $25,700,000 (2012 - $25,200,000) to reduce future taxable income. The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $8,700,000 ($8,500,000 for 2012). The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized. The difference between the Company's statutory income tax rate of (34%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carryforwards.

Note 7. Share-Based Compensation

The Company has 2003 and 2004 Stock Incentive Plans. Each plan provides for the issuance of incentive and non-qualified shares of the Company's stock to officers, directors, employees, and non-employees. The Board of Directors determines the terms of the shares or options to be granted, including the number of shares or options, the exercise price, and the vesting schedule, if applicable. No shares of common stock were issued from either plan during the year ended December 31, 2012. During the year ended December 31, 2013, the Company issued shares of common stock from both plans to non-employee consultants for services rendered as follows:

	Number	Value
2013	of Shares	per Share	Total

May	2,000,000	$0.01	$20,000

Total, December 31, 2013	2,000,000		$20,000

Note 8. Stock Options

Stock option transactions are summarized as follows:

			Weighted	Aggregate
		Number of	Average Exercise	Intrinsic
		Options	Price	Value

Balance, December 31, 2011		250,000	$0.20	$-

Expired, April 2012		(250,000)	$(0.20)

Outstanding and exercisable at December 31, 2013 and 2012		-	$-	$-

Weighted average fair value of options granted during the year	$	Nil

At December 31, 2013 and 2012, there were no stock options outstanding.

Note 9. Warrants

There were 6,300,000 (2012 – 15,000,000) warrants issued and 1,530,000 (2012 – 2,750,000) warrants that expired unexercised during the year ended December 31, 2013.

Warrant transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance, December 31, 2011	4,280,000	$0.37
Issued	15,000,000	0.03
Expired/Cancelled	(2,750,000)	0.50

Balance, December 31, 2012	16,530,000	0.04
Issued	6,300,000	0.03
Expired	(1,530,000)	0.15

Balance, December 31, 2013	21,300,000	$0.03

Exercisable at December 31, 2013	21,300,000	$0.03

At December 31, 2013, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
12,500,000	$ 0.03	January 15, 2014
2,500,000	$ 0.03	July 12, 2014
5,800,000	$ 0.01	October 1,2014
500,000	$ 0.25	November 8, 2018

21,300,000

The relative fair value of 500,000 warrants issued in connection with a loan advanced to the Company during the year ended December 31, 2013 (Note 4) was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.83%
Annual dividends	-
Expected stock price volatility	125.00%
Expected life	5 years

Subsequent to the year ended December 31, 2013, 12,500,000 warrants expired unexercised on January 15, 2014.

Note 10. Stockholders’ Deficiency

The Company is authorized to issue 400,000,000 (2012 – 200,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2013.

During the year ended December 31, 2013, the Company:

1.

Issued 5,800,000 units to settle short-term loans. Each unit consists of one common share and one warrant to purchase an additional share of the Company’s common stock at an exercise price of $0.01. The warrants expire on October 1, 2014.

The Company is committed to issue a total of 25,550,000 restricted shares of common stock to arm’s length and related parties for consulting, research and investor relations services provided during the year ended December 31, 2013. Related party consulting fees for the year ended December 31, 2013 totaled $45,000, representing the fair value of 4,500,000 shares of common stock committed to be issued to related parties. An additional consulting expense of $42,500 was recognized as consulting fees paid to the Company`s President and CEO. There were no related party transactions during the year ended December 31, 2012.

During the year ended December 31, 2012, the Company:

1.

Issued 15,000,000 units in private placements for total proceeds of $150,000, of which $25,000 settled a portion of short-term loans. 12,500,000 of the units contained a warrant to purchase an additional share of the Company’s common stock at an exercise price of $0.03 to January 15, 2014. The remaining 2,500,000 units contained a warrant exercisable at $0.03 with an expiry date of July 12, 2014.

Note 11. Subsequent Events

1.	Subsequent to the year ended December 31, 2013, the Company:

•

Issued 2,500,000 units to settle a portion of the short-term loans totaling $25,000. Each unit consists of one share of common stock and one warrant exercisable at a price of $0.01 for a period of 1 year; and

	•	Issued 25,550,000 restricted common shares for services with a total valuation of $255,500 (Note 10).

2.

The Company received share subscriptions towards a private placement financing for 5,000,000 common shares at $0.02 per share for gross proceeds of $100,000. The common shares have not been issued as at May 23, 2014.

3.

The Company entered into an agreement with Intrepid Innovation Corporation (“Intrepid”) to sell the exclusive rights to an application of the AAGP molecule. The total purchase price for the exclusive rights to the application is $2,500,000 to be paid as follows:

	•	$25,000 cash deposit (received);

	•	$25,000 paid by cash on or before April 22, 2014 as a balance of the transaction deposit (received subsequently);

	•	Six monthly payments of $25,000 on or before May 22, June 22, July 22, August 22, September 22 and October 22, 2014; and

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

As required by Rule 13a-15(c) promulgated pursuant to the Exchange Act, our management, including our principal executive officer and principal accounting officer, evaluated the effectiveness of our internal control over financial reporting as December 31, 2013. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Management, including our principal executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, and concluded that it is not effective.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2013, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2013, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

Not applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of May 23, 2014, the Company's current officers and directors consist of the following persons:

Name	Age	Office	Since
Ross L. Senior, LLB	62	Chairman of the Board, President, CEO and CFO	2007
Mr. Ian Gregory	60	Director	2012

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

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2013, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

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

ITEM 11.              EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2013 and 2012:

	Annual Compensation							Long-Term Compensation
Name and Position	Year		Salary		Bonus		Other Annual Compensation	Restricted Stock Awards (# of Shares)	Common Shares Underlying Options Granted (# Shares)	All Other Compensation

Ross L. Senior, LLB President, Chief Executive Officer and Chief Financial Officer	2013 2012	$	- -	$	- -		$42,500 -	3,750,000 -	- -	- -

Mr. Ian Gregory Director	2013 2012	$	- -	$	- -	$	- -	750,000 -	- -	- -

The restricted shares listed in the above table were issued subsequent to the year ended December 31, 2013, but accrued as a commitment to issue common stock as at year end. The stock was issued for services provided during the fiscal 2013 year end.

Options/SAR Grants in the Last Fiscal Year

Not applicable.

Chief Executives Officer’s compensation

During the year ended December 31, 2013, the Company’s Chief Executive Officer was paid $42,500 for consulting services provided. Subsequent to the year ended December 31, 2013, the Officer was issued a total of 3,750,000 restricted common shares with a fair value of $3,7,500 for additional consulting services rendered.

Compensation of Directors

Directors did not receive any as remuneration for their services as directors during the fiscal year. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2013 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address	Shares Beneficially Owned	Percent of Class
Ross L. Senior (1)	8,160,000	4.8%
Mr. Ian Gregory	3,250,000	Less than 2%

TOTAL	11,410,000	6.7%

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

Not applicable.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2013 and 2012, Davidson &Company LLP, the Company’s principal accountants billed the Company $15,000 and $15,000, respectively for fees for the audit of the Company’s annual financial statements.

Audit-Related Fees

For the years ended December 31, 2013 and 2012, Davidson & Company LLP did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2013 and 2012, Davidson and Company LLP did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2013 and 2012, Davidson & Company LLP did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2013 and 2012, Davidson & Company LLP billed the Company $11,250 and $15,750 for fees for the review of the Company’s quarterly financial statements.

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