Form 10-Q
period 2014-03-31
ProtoKinetix, Inc.
filed 2014-06-05
CIK 1128189

UNTED STATES
SECURITIES AND EXCHANGE C OMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

170,362,433 common shares outstanding, $0.0000053 par value, at June 4, 2014

PART I

ITEM 1.                             FINANCIAL STATEMENTS

PROTOKINETIX, INC.

PROTOKINETIX, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash	$1,724	$3,065
Accounts receivable (Note 2)	119	119
Prepaid expenses	3,585	21,461

Total current assets and total assets	$5,428	$24,645

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$147,692	$173,962
Short-term loans (Note 4)	120,933	143,833
Deposit on sale (Note 3)	25,000	25,000
Convertible note payable (Note 5)	300,000	300,000

Total current liabilities	593,625	642,795

Stockholders' Deficiency
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 170,362,433 and 142,312,433 shares issued and outstanding as at March 31, 2014 and December 31, 2013 respectively (Note 8)	911	763
Common stock issuable nil and 25,550,000 shares as at March 31, 2014 and December 31, 2013 respectively (Note 8)	-	135
Share subscriptions received in advance (Notes 8 & 9)	75,000	25,000
Additional paid-in capital	25,093,598	25,028,311
Deficit accumulated during the development stage	(25,757,706)	(25,672,359)

Total stockholders’ deficiency	(588,197)	(618,150)

Total liabilities and stockholders’ deficiency	$5,428	$24,645

Going concern (Note 1)
Subsequent events (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)
For the Three Months Ended March 31, 2014 and 2013, and for the
Period from December 23, 1999 (Date of Inception) to March 31, 2014

			Period from
			December 23,
			1999(Date of
			Inception) to
	2014	2013	March 31, 2014

Revenues	$-	$-	$2,000

Expenses

Licenses	-	-	3,379,756
Professional fees	3,500	4,328	3,620,554
Consulting fees	45,300	39,375	13,624,147
Research and development	12,875	18,250	2,744,966
General and administrative	14,072	20,859	1,836,295
Interest	9,600	6,000	204,162

	(85,347)	(88,812)	(25,409,880)

Other Income	-	-	15,000
Write-off of accounts payable	-	-	8,640
Loss on debt settlement	-	-	(330,000)
		-
	-	-	(306,360)

Loss from continuing operations	(85,347)	(88,812)	(25,714,240)

Discontinued Operations
Loss from operations of the discontinued segment	-	-	(43,466)

Net loss for the period	$(85,347)	$(88,812)	$(25,757,706)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	166,446,322	134,514,433

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
For the Period from December 31, 2013 to March 31, 2014

	Common Stock		Common Stock
							Deficit
						Stock	Accumulated
					Additional	Subscriptions	During the
			Issuable		Paid-in	Received in	Development
	Shares	Amount	Shares	Amount	Capital	Advance	Stage	Total

Balance, December 31, 2013	142,312,433	$763	25,550,000	$135	$25,028,311	$25,000	$(25,672,359)	$(618,150)

Issuance of common stock for services	25,550,000	135	(25,550,000)	(135)	-	-	-	-

Issuance of common stock to settle short-term loans	2,500,000	13	-	-	24,987	-	-	25,000

Fair value of compensatory warrants granted	-	-	-	-	40,300	-	-	40,300

Share subscriptions received	-	-	-	-	-	50,000	-	50,000

Net loss for the period	-	-	-	-	-	-	(85,347)	(85,347)

Balance, March 31, 2014	170,362,433	$911	-	$-	$25,093,598	$75,000	$(25,757,706)	$(588,197)

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013, and for the Period from
December 23, 1999 (Date of Inception) to March 31, 2014

			Period from
			December 23,
			1999 (Date of
			Inception) to
	2014	2013	March 31, 2014

Cash Flows used in Operating Activities
Net loss for the period	$(85,347)	$(88,812)	$(25,757,706)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	-	-	3,388
Accretion of short-term loan	1,100	-	1,833
Write-off of accounts payable	-	-	(8,640)
Loss on settlement of debt	-	-	330,000
Issuance and amortization of common stock for services	5,000	-	19,001,037
Issuance and amortization of warrants for services	40,300	-	2,670,030
Issuance and amortization of stock options for services	-	-	222,817
Commitment to issue common stock for services	-	63,875	-
Changes in operating assets and liabilities:
Accounts receivable	-	-	(119)
Prepaid expenses	12,876	(1,919)	61,576
Accounts payable	(26,270)	12,896	246,332
Net cash used in operating activities	(52,341)	(13,960)	(3,229,452)
Cash Flows from (used in) Investing Activities
Purchase of computer equipment	-	-	(3,388)
Deposit on sale	-	25,000	25,000

Net cash from investing activities	-	25,000	21,612
Cash Flows from Financing Activities
Short-term loan proceeds, net	1,000	500	116,500
Warrants exercised	-	-	812,314
Stock options exercised	-	-	100,500
Issuance of common stock for cash	-	-	1,505,250
Share subscriptions received in advance	50,000	-	75,000
Loan proceeds	-	-	600,000

Net cash from financing activities	51,000	500	3,209,564

Net change in cash	(1,341)	11,540	1,724
Cash, beginning of period	3,065	2,406	-

Cash, end of period	$1,724	$13,946	$1,724

Cash paid for interest	$-	$-	$50,222

Cash paid for income taxes	$-	$-	$-

Supplementary information - Non-cash Transactions:
Note payable converted to common stock	$-	$-	$350,457
Common stock issued for consulting services	-	20,000	293,671
Common stock issued to settle convertible debt	-	-	300,000
Common stock issued to settle short-term loans	25,000	-	83,000
Shares issued to settle debt	-	-	25,000
Commitment to issue common stock for services	-	63,875	-
Accounts payable converted to short-term loan	-	90,000	90,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2014

Note 1. Basis of Presentation, Going Concern Uncertainties and Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K, filed May 27, 2014, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Use of Estimates

Preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to valuation of equity related instruments issued.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 13,500,000 (March 31, 2013: 15,000,000) outstanding warrants and debt convertible into 12,000,000 (March 31, 2013: 12,000,000) common shares was not included in the computation of diluted loss per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of loss per share computations.

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

Fair Value of Financial Instruments

Financial instruments, including cash, accounts payable, short-term loans, deposit on sale and convertible note payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total

Cash	$1,724	$-	$-	$1,724

Recent Accounting Pronouncements

The management of the Company has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 2. Accounts Receivable

The accounts receivable is refundable sales tax from the Canadian Government.

Note 3. Sales Agreement with Intrepid Innovations Corporation

During the first quarter ended March 31, 2014, the Company entered into an agreement with Intrepid Innovations Corporation (“Intrepid”) to sell the exclusive rights for the application of the AAGP molecule. The total purchase price for the exclusive rights to the application is $2,500,000 to be paid as follows:

1.	$25,000 cash deposit (received);
2.	$25,000 paid by cash on or before April 22, 2014 as a balance of the transaction deposit (received subsequently);
3.	Six monthly payments of $25,000 on or before May 22, June 22, July 22, August 22, September 22 and October 22, 2014; and
4.

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

Note 4. Short-Term Loans

During the year ended December 31, 2013, the Company received a loan of $20,000. The loan is to be repaid by November 8, 2014, along with $10,000 in interest. In addition, the Company issued 500,000 warrants to the lender, exercisable at $0.25 for a period of 5 years. The proceeds of the loan were allocated between the debt and warrants based on a relative fair value approach, which bifurcates between the values of the two securities at the time of issuance. Using this approach, the fair value of the warrants was estimated at $4,400 and included in additional paid-in capital (Note 7), with the remaining $15,600 being allocated to the debt portion; to be accreted to its settlement value over the term of the loan. Accretion for the three month period ended March 31, 2014 was $1,100 (2013 - $nil). Accrued interest on the loan principal totaled $4,167 as at March 31, 2014.

During the three month period ended March 31, 2014, the Company issued a total of 2,500,000 units to settle $25,000 in short-term loans (Note 8).

The remainder of the short-term loans in the amount of $103,500 (December 31, 2013 - $127,500) are unsecured, non-interest bearing and are repayable on demand.

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

During the three month period ended March 31, 2014, the Company issued a total of 25,550,000 common shares for services performed during the year ended December 31, 2013.

At March 31, 2014 and December 31, 2013, there were no stock options outstanding.

Note 7. Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance, December 31, 2013	21,300,000	$0.04
Issued	4,700,000	0.07
Expired	(12,500,000)	0.03

Balance, March 31, 2014	13,500,000	$0.04

Exercisable at March 31, 2014	13,500,000	$0.04

At March 31, 2014, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
2,500,000	$0.03	July 12, 2014
5,800,000	0.01	October 1, 2014
2,500,000	0.05	February 18, 2015
300,000	0.05	January 1, 2016
1,600,000	0.10	January 1, 2016
300,000	0.15	January 1, 2016
500,000	0.25	November 8, 2018

13,500,000

During the three month period ended March 31, 2014, the Company issued a total of 4,700,000 warrants, of which 2,200,000 warrants were compensatory for consulting services provided to the Company by arm's length parties. The value of these warrants was estimated at $40,300 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.36%
Annual dividends	-
Expected stock price volatility	125.00%
Expected life	2 years

The relative fair value of 500,000 warrants issued in connection with a loan advanced to the Company during the year ended December 31, 2013 (Note 4) was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.83%
Annual dividends	-
Expected stock price volatility	125.00%
Expected life	5 years

Note 8. Stockholders’ Equity (Deficiency)

The Company is authorized to issue 400,000,000 shares of $0.0000053 par value common stock. The authorized share capital was increased from 200,000,000 during the three month period ended March 31, 2014. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2014.

During the three month period ended March 31, 2014, the Company:

1.

Issued 25,550,000 shares of restricted common stock for consulting, research and investor relations services provided during the year ended December 31, 2013. The value of these shares was $255,500 and had been accrued as common stock issuable as at December 31, 2013.

2.

Issued 2,500,000 units to settle a portion of the short-term loans totaling $25,000. Each unit consists of one share of common stock and one warrant exercisable at a price of $0.05 for a period of 1 year; and

3.	Issued 2,200,000 compensatory warrants with a fair value of $40,300.

The Company also received $50,000 for share subscriptions received in advance. Subsequent to the three month period ended March 31, 2014, the Company received an additional $50,000 under the terms of the subscription agreement (Note 9).

Note 9. Subsequent Events

The Company received $50,000 in additional share subscriptions towards a private placement financing for 5,000,000 common shares at $0.02 per share for gross proceeds of $100,000. The common shares have not been issued as at June 4, 2014.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the three months ended March 31, 2014 and 2013 and for the period from inception (December 23, 1999) to March 31, 2014. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Critical Accounting Policies

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. See our audited financial statements and notes thereto which contain accounting policies and other disclosures required by US GAAP.

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $nil in revenues for the three month period ending March 31, 2014.

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

Our progress to date has been achieved notwithstanding the inherent risks relating to the science, applications, market opportunities and commercial relationships. The progress of the business has and will continue to be dependant on having appropriate human and sufficient financial resources, which have and will be uncertain.

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

Super Antibody and Catalytic Antibody Platform Technologies

We continue to own the rights to both the Super Antibody and the Catalytic Antibody platform technologies. We plan to, as a secondary priority and subject to available resources, search for patentable receptor sites that exist on cancer cells.

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

Plan of Operation

Our current operations are centered around our relationships with various research and development consultants who are conducting research on behalf of the company at discrete and established laboratories in various parts of the world. We intend to continue these efforts throughout 2014 and into 2015.

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

Results of Operations for the three months ended March 31, 2014 compared to March 31, 2013 are as follows:

We had $nil in net revenues for the period ending March 31, 2014.

Operating expenses from continuing operations and net loss were $85,347 for the three month period ending March 31, 2014 compared to $88,812 for the three months ending March 31, 2013. These expenses were primarily incurred for consulting services related to the operations of the Company's business and other general and administrative expenses. Significant changes from the prior three month period include:

Professional fees decreased by $828 from $4,328 to $3,500 primarily as a result of a decrease in activity with our legal counsel.

Consulting fees increased by $5,925 from $39,375 to $45,300 as a result of an increase in consulting services provided to the Company in the three month period ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2014, we had $1,724 in cash and $5,428 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending March 31, 2014.

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

Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures”, has concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting.

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

Signatures	Title	Date

/s/ Ross L. Senior	Chief Executive Officer, President, and	June 4, 2014
Ross L. Senior	Chief Financial Officer