Form 10-Q
period 2014-06-30
ProtoKinetix, Inc.
filed 2014-08-14
CIK 1128189

UNITED STATES
SECURITIES AND EXCHANGE C OMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

175,662,433 common shares outstanding, $0.0000053 par value, at August 14, 2014

PART I

ITEM 1.                FINANCIAL STATEMENTS

PROTOKINETIX, INC.

PROTOKINETIX, INC.
(Unaudited)
(Expressed in US Dollars)

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS

Current Assets
Cash	$6,802	$3,065
Prepaid expenses and deposits	1,920	21,461
Accounts receivable (Note 2)	1,275	119

Total current assets and total assets	$9,997	$24,645

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$129,508	$173,962
Short-term loans (Note 4)	122,033	143,833
Deposit on sale (Note 3)	55,000	25,000
Convertible notes payable (Note 5)	310,000	300,000

Total current liabilities	616,541	642,795

Stockholders' Deficiency
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 175.662.433 and 142.312.433 common shares issued and outstanding as at June 30, 2014 and December 31, 2013 respectively	939	763
Common stock issuable nil and 25,550,000 common shares as at June 30, 2014 and December 31, 2013 respectively (Note 8)	-	135
Share subscriptions received in advance	-	25,000
Additional paid-in capital	25,219,570	25,028,311
Accumulated deficit	(25,827,053)	(25,672,359)

Total stockholders’ deficiency	(606,544)	(618,150)

Total liabilities and stockholders’ deficiency	$9,997	$24,645

Basis of Presentation and Going Concern Uncertainties (Note 1)

See Notes to Financial Statements

PROTOKINETIX, INC.
(Unaudited)
(Expressed in US Dollars)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues	$-	$-	$-	$-

Expenses
Professional fees	6,769	1,750	10,269	6,078
Consulting fees	3,978	42,708	49,278	82,083
Research and development	-	18,250	12,875	36,500
General and administrative	49,000	25,975	63,072	46,834
Interest	9,600	6,000	19,200	12,000

Net loss for the period	$(69,347)	$(94,683)	$(154,694)	$(183,495)

Net loss per common share (basic and diluted)	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	171,697,598	135,703,642	169,086,466	135,111,325

See Notes to Financial Statements

PROTOKINETIX, INC.
(Unaudited)
(Expressed in US Dollars)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the Period from December 31, 2013 to June 30, 2014

	Common Stock		Common Stock			Stock
					Additional	Subscriptions
			Issuable		Paid-in	Received in	Accumulated
	Shares	Amount	Shares	Amount	Capital	advance	Deficit	Total

Balance, December 31, 2013	142,312,433	$763	25,550,000	$135	$25,028,311	$25,000	$(25,672,359)	$(618,150)

Issuance of common stock to settle short-term loans	2,500,000	13	-	-	24,987	-	-	25,000

Issuance of common stock for services	25,600,000	136	(25,550,000)	(135)	999	-	-	1,000

Issuance of common stock from private placement	5,250,000	27	-	-	124,973	(25,000)	-	100,000

Fair value of compensatory warrants issued	-	-	-	-	40,300	-	-	40,300

Net loss for the period	-	-	-	-	-	-	(154,694)	(154,694)

Balance, June 30, 2014	175,662,433	$939	-	$-	$25,219,570	$-	$(25,827,053)	$(606,544)

See Notes to Financial Statements

PROTOKINETIX, INC.
(Unaudited)
(Expressed in US Dollars)

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013

	2014	2013
Cash Flows used in Operating Activities
Net loss for the period	$(154,694)	$(183,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of short-term loans	2,200	-

Issuance and amortization of common stock for services	8,667	3,333
Issuance and amortization of warrants for services	40,300	-
Commitment to issue common stock for services	-	127,750

Changes in operating assets and liabilities:
Accounts receivable	(1,156)	6,020
Prepaid expenses and deposits	12,874	(1,919)
Accounts payable and accrued liabilities	(44,454)	28,899
Net cash used in operating activities	(136,263)	(19,412)
Cash Flows from (used in) Investing Activities
Deposit on sale	30,000	25,000
Net cash from investing activities	30,000	25,000
Cash Flows from (used in) Financing Activities
Short-term loan proceeds (repayments), net	-	(3,500)
Issuance of common stock for cash	100,000	-
Convertible note proceeds	10,000	-
Net cash from (used in) financing activities	110,000	(3,500)
Net change in cash	3,737	2,088
Cash, beginning of period	3,065	2,406
Cash, end of period	$6,802	$4,494

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplementary information - non-cash transactions:
Common stock issued for prepaid consulting services	$-	$20,000
Common stock issued to settle short-term loans	25,000	8,000
Commitment to issue common stock for services	-	127,750
Accounts payable converted to short-term loan	-	90,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2014

Note 1. Basis of Presentation, Going Concern Uncertainties and Significant Accounting Policies

ProtoKinetix, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 23, 1999. The Company is a medical research company whose mission is the advancement of human health care.

A Cease Trade Order (“CTO”) was issued in respect of the Company’s securities by the British Columbia Securities Commission (“BCSC”) on May 9, 2013 based on the Company’s failure to file annual consolidated financial statements for the year ended December 31, 2012 by the deadline of April 1, 2013. The Company is currently up-to-date on its filing requirements and is in continued correspondence with the BCSC regarding their ability to have the CTO removed.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K, filed May 27, 2014, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Going Concern

As shown in the financial statements, the Company has not developed a commercially viable product, has not generated any revenues to date and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 13,500,000 (June 30, 2013: 15,800,000) outstanding warrants and debt convertible into 12,040,000 (June 30, 2013: 12,000,000) common shares was not included in the computation of diluted loss per share for all periods presented because it was anti-dilutive due to the Company's losses. Common stock issuable is considered outstanding as of the original approval date for purposes of loss per share computations.

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

Fair Value of Financial Instruments

Financial instruments, including cash, accounts payable and accrued liabilities, short-term loans, deposit on sale and convertible notes payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Financial instruments measured at fair value on the balance sheet are summarized in levels of fair value hierarchy as follows:

Assets	Level 1	Level 2	Level 3	Total

Cash	$6,802	$-	$-	$6,802

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, “Risks and Uncertainties”, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and early adopted beginning with the period ended June 30, 2014.

Note 2. Accounts Receivable

The accounts receivable is refundable sales tax paid on purchases.

Note 3. Sales Agreement with Intrepid Innovations Corporation

The Company entered into an agreement with Intrepid Innovations Corporation (“Intrepid”) to sell the exclusive rights for the application of the AAGP molecule. The total purchase price for the exclusive rights to the application is $2,500,000 to be paid as follows:

  $25,000 cash deposit (received);
  $25,000 paid by cash on or before April 22, 2014 as a balance of the transaction deposit (received);
  Six monthly payments of $25,000 on or before May 22, June 22, July 22, August 22, September 22 and October 22, 2014 ($5,000 received);
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

Note 4. Short-Term Loans

During the year ended December 31, 2013, the Company received a loan of $20,000. The loan is to be repaid by November 8, 2014, along with $10,000 in interest. In addition, the Company issued 500,000 warrants to the lender, exercisable at $0.25 for a period of 5 years. The proceeds of the loan were allocated between the debt and warrants based on a relative fair value approach, which bifurcates between the values of the two securities at the time of issuance. Using this approach, the fair value of the warrants was estimated at $4,400, with the remaining $15,600 being allocated to the debt portion; to be accreted to its settlement value over the term of the loan.

Accretion for the six months ending June 30, 2014 was $2,200 (2013 - $nil). Accrued interest on the loan principal totaled 6,667 as at June 30, 2014.

During the six month period ended June 30, 2014, the Company issued a total of 2,500,000 units to settle $25,000 in short-term loans (Note 8).

The remainder of the short-term loans in the amount of $103,500 (December 31, 2013 - $127,500) are unsecured, non-interest bearing and are repayable on demand.

Note 5. Convertible Notes Payable

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

On June 17, 2014, the Company executed a loan agreement under which the Company issued to a related party an 8% convertible promissory note in exchange for an initial amount of $10,000, with the ability to be increased to $100,000. The note holder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period. The note is due and payable no later than December 31, 2015, and is convertible into shares of the Company's common stock at $0.25 per share. No beneficial conversion feature was applicable to this convertible note.

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

During the six month period ended June 30, 2014, the Company issued a total of 25,550,000 common shares for services performed during the year ended December 31, 2013. An additional 50,000 shares of common stock were issued during the period for consulting services.

At June 30, 2014 and December 31, 2013, there were no stock options outstanding.

Note 7. Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance, December 31, 2013	21,300,000	$0.04
Issued	4,700,000	0.07
Expired	(12,500,000)	0.03

Balance, June 30, 2014	13,500,000	$0.05

Exercisable at June 30, 2014	13,500,000	$0.05

At June 30, 2014, the following warrants were outstanding:

Number of Warrants	Exercise price	Expiry Date
2,500,000	$ 0.03	July 12, 2014
5,800,000	0.01	October 1, 2014
2,500,000	0.05	February 18, 2015
1,600,000	0.10	January 1, 2016
300,000	0.05	January 1, 2016
300,000	0.15	January 1, 2016
500,000	0.25	November 8, 2018

13,500,000

During the six month period ended June 30, 2014, the Company issued a total of 4,700,000 warrants, of which 2,200,000 warrants were compensatory for consulting services provided to the Company by arm's length parties. The value of these warrants was estimated at $40,300 using the Black-Scholes option pricing model with the following assumptions:

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

Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2014.

During the six month period ended June 30, 2014, the Company:

1.

Issued 25,550,000 shares of restricted common stock for consulting, research and investor relations services provided during the year ended December 31, 2013. The value of these shares was $255,500 and had been accrued as common stock issuable as at December 31, 2013.

2.

Issued 50,000 shares of common stock to an individual for website services provided during the six month period ended June 30, 2014. The value of these shares was $1,000 and was recorded as general and administrative expense.

3.

Issued 2,500,000 units to settle a portion of the short-term loans totaling $25,000. Each unit consists of one share of common stock and one warrant exercisable at a price of $0.05 for a period of 1 year expiring on February 18 2015.

4.	Issued 2,200,000 compensatory warrants with a fair value of $40,300 (Note 7).
5.	Issued 5,000,000 shares of common stock at $0.02 per share to a related party for gross proceeds of $100,000.
6.

Issued 250,000 shares of common stock pursuant to share subscriptions previously received. In accordance with the original subscription agreement, the Company issued the shares at $0.10 for a total value of $25,000.

As at December 31, 2013, the Company was committed to issue a total of 25,550,000 shares of common stock to arm`s length and related parties for consulting, research and investor relations services provided. For the six month period ended June 30, 2013, related party consulting fees totaled $22,500, representing the fair value of 2,250,000 shares of common stock. No amounts were recognized for related party services during the six month period ended June 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying unaudited Financial Statements and related notes for the six months ended June 30, 2014 and 2013. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Cease Trade Order

A Cease Trade Order (“CTO”) was issued in respect of the Company’s securities by the British Columbia Securities Commission (“BCSC”) on May 9, 2013 based on the Company’s failure to file annual consolidated financial statements for the year ended December 31, 2012 by the deadline of April 1, 2013. The Company is currently up-to-date on its filing requirements and is in continued correspondence with the BCSC regarding their ability to have the CTO removed.

Important Disclosures and Disclaimers.

Please note that ProtoKinetix, Inc. (the "Company") is a research and product development stage company that has not yet sold any products. The Company had $nil in revenues for the six month period ending June 30, 2014.

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

Results of Operations for the six months ended June 30, 2014 compared to June 30, 2013 are as follows:

We had $nil in net revenues for the six month period ending June 30, 2014.

Operating expenses from continuing operations and net loss were $154,694 for the six month period ending June 30, 2014 compared to $183,495 for the six months ending June 30, 2013. These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, specifically, research and development related expenses, and other general and administrative expenses. Significant changes from the prior six month period include;

Professional fees increased by $4,191 from $6,078 to $10,269 primarily as a result of an increase in accounting services.

Consulting fees decreased by $32,805 from $82,083 to $49,278 as a result of a decrease in consulting services provided to the Company in 2014.

Liquidity and Capital Resources

At June 30, 2013, we had $6,802 in cash and $9,997 in total current assets. In the event that we need to raise additional capital, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the six month period ending June 30, 2014.

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

Based on the evaluation, our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures”, has concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting.

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

ITEM 1A.             RISK FACTORS

Not Applicable.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 6, 2014, the Company issued 5,000,000 shares of common stock at a price of $0.02 per share for gross proceeds of $100,000 pursuant to a private placement financing with a related party.

On June 25, 2014, the Company issued 250,000 shares of common stock in return for share subscription proceeds previously received during the year ended December 31, 2011.

ITEM 3.                DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders during the period.

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Ex. #	Description

31.1	Rule 13a-12(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Signatures	Title	Date

/s/Ross L. Senior	Chief Executive Officer, President, and	August 14, 2014
Ross L. Senior	Chief Financial Officer