Form 10-K
period 2014-12-31
ProtoKinetix, Inc.
filed 2015-04-14
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-32917

PROTOKINETIX, INCORPORATED
(Name of small business issuer as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9176 South Pleasants Highway St. Marys, West Virginia 26170 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	304-299-5070
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.0000053 par value common stock
___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☐  Yes   ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:   ☐  Yes   ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑    Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑   Yes      ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,934,000 based upon the closing price of our common stock which was $0.0325 as of June 30, 2014, the last business day of the Company’s most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 10, 2015, there were 198,002,433 shares of our common stock that were issued and outstanding.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
_________________________

PROTOKINETIX, INCORPORATED

PART I

ITEM 1.   BUSINESS

ProtoKinetix, Incorporated (“ProtoKinetix” or the “Company”) is a research and development stage bio-technology company focused on scientific medical research of AFGPs (Anti-Freeze Glycoproteins) or anti-aging glycoproteins, trademarked as AAGPs™.  The Company has recently been in the process of directing major efforts to the practical side of commercial validation. The commercial applications for AAGPs™ in large markets such as skincare/cosmetic products and targeted health care solutions are numerous, and ProtoKinetix is currently working with researchers, business leaders and advisors and commercial entities to bring AAGP™ to market.
ProtoKinetix was incorporated as RJV Network, Inc. under the laws of the State of Nevada on December 23, 1999 for the primary purpose of developing an internet-based listing site that would provide detailed commercial real estate property listings and related data.  In July 2003, the Company entered into an assignment of license agreement with BioKinetix Research, Incorporated for the assignment of rights relating to proprietary technologies of BioKinetix Research, Incorporated for the creation and commercialization of “superantibodies.”  On July 8, 2003, the Company changed its name to “ProtoKinetix, Incorporated.”
The Company’s executive (or corporate) offices are located at 9176 South Pleasants Highway, St. Marys, West Virginia  26170.  Our telephone number is (304) 304-299-5070 and our website is www.protokinetix.com.
Cautionary Note Regarding Forward-Looking Statements
The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as well as some statements in press releases and some oral statements of the Company’s officers during presentations about the Company include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, among others:
•	Our capital requirements and the uncertainty of being able to obtain additional funding on terms acceptable to us;
•	Our plans to develop and commercialize products from the AAGP™ molecule;
•	Ongoing testing of the AAGP™ molecule;
•	Our intellectual property position;
•	Our commercialization, marketing and manufacturing capabilities and strategy;
•	Our ability to retain key members of our senior management and key scientific consultants;
•	The effects of competition;
•	Our potential tax liabilities resulting from conducting business in the United States and Canada;
•	The effect of further sales or issuances of our common stock and the price and volume volatility of our common stock; and
•	Our common stock’s limited trading history.
Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included elsewhere in this Annual Report.  All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Annual Report.  Other than as required under securities laws, we do not assume a duty to update these forward looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Background

Native AFGP Compound

AFGP (Anti-Freeze Glycoprotein) is found in nature as a compound produced by some fish, insects, reptiles, bacteria and plants that enable survival in freezing temperatures.

One of the many accomplishments from pioneering research of the U.S. Antarctic Program was the discovery, in the early sixties, that fish living year-long in subzero temperature are extremely resistant to freezing.  The substances that prevent these fish from freezing were isolated, characterized and designated as antifreeze glycoproteins or AFGP.  Various kinds of AFGP were isolated from many species of fishes, and in some amphibians, plants and insects.  All of the AFGPs share a common characteristic that prevents ice crystals from growing and connecting to each other.  Research has also confirmed a cell membrane stabilizing characteristic of native AFGP.

There has been much scientific research done in an attempt to synthetically replicate AFGPs in research institutions because the protective properties of AFGPs could have commercial applications, primarily in food and crop preservation at freezing temperatures. The native antifreeze glycoproteins are very large molecules that are often made up of a repeating series of smaller molecules, glycoproteins. Glycoproteins are often very biologically active, but they are inherently unstable. The oxygen-glycosidic link is readily cleaved by glycosidases, resulting in a low bio-availability of these glycoconjugate based molecules.

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

AAGP™ Toxicity Tests

Tests have shown that cells exposed to AAGP™ at low and high concentrations have remained viable. A common viability test used on cell cultures using trypan blue dye exclusion method has been used to show AAGP™ non-toxicity.

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

Cell Lines Tested

▪ Stem cells (human)	▪ Adult skin fibroblast cells
▪ Whole blood cells	▪ Heart cells (cardiac myocites)
▪ Blood Platelet cells	▪ Liver cells (hepatocites)
▪ Heart tissue	▪ Embryonic skin fibroblast cells
▪ Hela (cancer) cells	▪ Islet cells (pancreatic)
▪ Kidney (KB and vero) cells	▪ Stem cells (mouse)

Stress Conditions and Agents

Temperature
▪	temperatures ranging from -80° C to +37° C

UV-C Radiation
▪	harsh sterilizing radiation
▪	254 nanometer wavelength

Oxidation
▪	hydrogen peroxide (H2O2)
▪	powerful oxidant

Starvation
▪	serum free culture media
▪	food/growth/nutrients factors (fetal bovine serum) withheld

Inflammation
▪	Interleukin 1 Beta, a standard agent for stimulating inflammation in cell testing

Bio-Screening Control Lab Testing

For the last two years, AAGP™ testing has been conducted pursuant to a comprehensive transplantation testing program in conjunction with the University of Alberta transplant research team.  Although there is no formal agreement in place, the Company is collaborating with the James Shapiro Laboratory at the University of Alberta in Edmonton, Alberta, Canada. Dr. Shapiro directs the largest clinical islet transplantation program in the world.  Dr. Shapiro and his team have conducted extensive testing with our AAGP™ molecule using human islet cells in transplantation, investigating its effect on engraftment, insulin production, protective effect against anti-rejection drugs and investigation of the mechanism of action. The results provided consistent encouragement to continue testing to develop protocols that can be applied to transplantation medicine.

Allogeneic transplantation is the transplanting of cells, tissues or organs from the same species, but from a donor different than the recipient. Serious issues that have to be addressed are the engraftment of the transplanted organ or cells and the subsequent protection against the immune rejection caused by the foreign organ or cells. The protection, in the form of anti-rejection drugs, is toxic and causes damage to the graft.  AAGP™ has been shown in these trials to increase engraftment and reduce the toxicity damage.

AAGP™ Commercial Applications

The extent of the value of the ProtoKinetix family of AAGPs™ is subject to investigation by commercial entities specializing in regenerative medicine, cellular and tissue therapies, organ transplantation, trauma, blood product banking, anti-inflammation and cosmetics/skin care.  The Company is targeting these entities in furtherance of product development.

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

Intellectual Property

On March 4, 2014, the Company entered into an agreement with Intrepid Innovations Corporation (“Intrepid”) to sell the exclusive rights for the application of the AAGP™ molecule.  The total purchase price for the exclusive rights to the application was $2,500,000 and was to be paid as follows:

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

Once the Company had received $2,500,000 in total through payment, sale of the shares and through the redemption of the shares, any surplus shares would have been returned to Intrepid.  In the event that the total payment had not totaled $2,500,000, Intrepid would pay the difference to the Company no later than 13 months after the effective date of the agreement.

The agreement was terminated on October 27, 2014 due to non-payment of the agreed to amounts.  The amounts advanced were non-refundable in accordance with the agreement and as at December 31, 2014, the Company recognized a gain on deposit on sale in the amount of $55,000 to the statement of operations.

Patents

On or about January 5, 2015, the Company entered into an Assignment of Patents and Patent Application (the “Patent Assignment”) between the Company and Institut National des Sciences Appliquées de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”).  The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004.  The Patent Assignment transferred all of the Patents and rights associated therewith to the Company upon payment to INSA of the sum of 25,000 Euros.

Through this assignment, ProtoKinetix, Incorporated is now the sole owner of all the patent applications and all issued patents of the “Gem difluorinated C-glycopeptides, their preparation and their use for the preservation of biological materials and/or in cryosurgery” family, and all the rights associated therewith.  Importantly, this family includes issued patents in Canada (Patent No. CA2,558,801), England, France, and Germany (Patent No. EP1,817,329) and the United States (Patent No. US8,394,362).

On or about April 8, 2015, ProtoKinetix entered into a Royalty Agreement (the “Agreement”) between the Company and the Governors of the University of Alberta (“UAB”) for the assignment of UAB’s portion of certain patents and all rights associated therewith (the “Patent Rights”).  The Agreement also grants UAB a royalty of 5% of the gross revenue from the assignment, manufacturing, sale, distribution, or licensing of the Patent Rights and any commercial products generated from the Patent Rights.  The Company has the irrevocable option to purchase the royalty for CAN $5,000,000 (approximately US $4,000,000) for two years from the earlier of the first date UAB publishes its research related to the Patent Rights or September 1, 2015.

Through this assignment, the Company has gained UAB’s portion of US provisional patent application no. 62/007,626 related to the use of anti-aging glycopeptides to enhance beta cell health, survival and improve transplant outcomes, and all patents issuing from and claiming priority to such application.

The Patents from INSA and Patent Rights from UAB secure, amongst other things, key intellectual property rights to the Company’s use of the AAGP™ lead compound in regenerative medicine.

Consistent with our agreements with the licensors of various technologies we license, we have no finished commercial product or products, and have received no FDA approvals for any product or diagnostic procedures.  We are focused on the research and development of one lead compound known as AAGP™.  We filed a trademark application with the United States Patent & Trademark Office on September 15, 2005 with a registration date of August 7, 2007.The application was subsequently cancelled on March 14, 2014 because we did not file a renewal declaration.  We are in the process of filing a new application for registration of the mark.

Subject to our available financial resources, our intellectual property strategy is to continue testing of the AAGP™ lead compound and develop marketable applications of the compound.

Trade Secrets and Know-How

The Company has developed a substantial body of trade secrets and know-how relating to the development, use and manufacture of AAGP™, including but not limited to the optimization of materials for efforts, and how to maximize sensitivity, speed-to-result, specificity, stability, purity and reproducibility.

Competition

The markets that the Company is focusing on are multi-billion dollar international industries which are intensely competitive.  Many of the Company’s competitors are substantially larger and have greater financial, research, manufacturing, and marketing resources.

Industry competition in general is based on the following:

▪	Scientific and technological capability;
▪	Proprietary know-how;
▪	The ability to develop and market products and processes;
▪	The ability to obtain FDA or other required regulatory approvals;
▪	The ability to manufacture products that meet applicable FDA requirements, (i.e. FDA’s Quality System Regulations) see also Governmental Regulation section;
▪	Access to adequate capital;
▪	The ability to attract and retain qualified personnel; and
▪	The availability of patent protection.

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

Although there is no such immediate need to make any regulatory filing in the United States or other jurisdictions, the Company has limited or no experience with regard to obtaining FDA or other required regulatory approvals. In February 2015 the Company appointed Dr. Julia Levy to its Business and Scientific Advisory Board and intends to retain the services of additional appropriately experienced consultants. For this reason, should our research efforts continue to show promise, we will need to hire consultants to assist the Company with such governmental regulations.

As the Company continues to conduct research and testing programs, in collaboration with commercial entities, to expand and confirm the potential medical applications of AAGP™ in a number of fields, including regenerative medicine, cell therapy, blood products, transplants and skin care/cosmetics, the Company intends to utilize the regulatory expertise of others, whether they are consultants or commercial entities involved on collaborative development programs with the Company.

The following discussion relates to factors that may come into play when and if the Company has a commercially viable product in an area which requires regulatory approval.  These products may be regulated by the European regulatory agencies, FDA, U.S. Department of Agriculture, certain state and local agencies, and/or comparable regulatory bodies in other countries (collectively, these agencies shall be referred to as the “Agencies”).  Government regulation affects almost all aspects of development, production, and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing, and record keeping.  The products regulated by FDA and U.S. Department of Agriculture require some form of action by such agency before they can be marketed in the United States, and, after approval or clearance, the products must continue to comply with other FDA requirements applicable to marketed products.  Both before and after approval or clearance, failure to comply with the FDA’s requirements can lead to significant penalties. The Company’s proposed AAGP™ products will require government regulatory approval as a biologic agent. Such regulatory approval will be granted only after the appropriate preclinical and clinical studies are conducted to confirm efficacy and safety.

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

The Clinical Laboratory Improvement Act of 1988 prohibits laboratories from performing in vitro tests for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings unless there is in effect for such laboratories a certificate issued by the U.S. Department of Health and Human Services applicable to the category of examination or procedure performed.  Although a certificate is not required for ProtoKinetix, the Company considers the applicability of the requirements of the Clinical Laboratory Improvement Act in the potential design and development of its products.

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

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2013, the Company incurred total research and development expenses of $74,500.  For the year ended December 31, 2014, the Company incurred total research and development expenses of $13,750.  In order to reach the Company’s goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

Environmental Laws

To date, the Company has not encountered any costs relating to compliance with any environmental laws.

Employees

To date, the Company does not have any employees.  The Company’s President and Chief Executive Officer and the Chief Financial Officer are both engaged as consultants to the Company.

ITEM 1A.  RISK FACTORS

The Company’s securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below.  The below risk factors are intended to generally describe certain risks that could materially affect the Company and its current business operations and activities.

You should carefully consider the risks described below and elsewhere herein in connection with any decision whether to acquire, hold or sell the Company’s securities.  If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occur, the business, financial condition and results of operations could be materially and adversely affected.  In such case, the trading price of our common stock could decline, and you could lose all or a significant part of your investment.

Our Company has a lack of operating history and lack of revenues from operations.  Our Company has no revenues and very limited operating history.  As of the date of this Annual Report, our most significant assets are our intellectual property.  Our ability to successfully generate revenues from our intellectual property is dependent on a number of factors, including availability of funds to complete development efforts, to adequately test and refine our products, and to commercialize our products.  There can be no assurance that we will not encounter setbacks with our products, or the funding from this Offering will be sufficient to bring our products to the point of commercialization.

We are dependent on our key personnel, and the loss of any could adversely affect our business.  We depend on the continued performance of the members of our management team and our Business and Scientific Advisory Board who have contributed significantly to the expertise of our team and the position of our business.  If we lose the services of members of our management teams, and are unable to locate a suitable replacement in a timely manner, it could have a material adverse effect on our business.  We do not expect to obtain key man life insurance for any members of management in the foreseeable future.

We may experience difficulty implementing our business plan.  Our business plan is to continue with the development of the Company’s intellectual property and to develop a product for sale commercially.  We may require additional capital in order to develop our products for sale commercially.  There can be no assurance that we would be able to obtain additional capital on reasonable terms, or at all.

We have been and expect to be significantly dependent on our collaborative agreements for the research, development and testing of AAGP™, which exposes us to the risk of reliance on the performance of third parties.  In conducting our research and development activities, we currently rely, and expect to continue to rely, on numerous collaborative agreements with third parties such as contract research organizations, commercial partners, universities, governmental agencies and not-for-profit organizations for both strategic and financial resources.  The loss of, or failure to perform by us or our partners (who are subject to regulatory, competitive and other risks) under any applicable agreements or arrangements, or our failure to secure additional agreements for our product candidates, would substantially disrupt or delay our research and development and commercialization activities.  Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operation.

We may have difficulty raising any needed additional capital.  We may have difficulty raising needed capital in the future as a result of, among other factors, our lack of revenues from operations, as well as the inherent business risks associated with our Company and present and future market conditions.  Our business currently generates no revenue from operations.  We will likely require additional funds to conduct research and development, establish and conduct non-clinical and clinical trials, secure clinical and commercial-scale manufacturing arrangements and provide for marketing and distribution.  If adequate funds are unavailable, we may be required to delay, reduce the scope of or eliminate one or more of our research, development or commercialization programs, product launches or marketing efforts, any of which may materially harm our business, financial condition and results of operations.

We are a research and product development stage company that has not yet developed or sold any products.  To date, we have not yet developed nor marketed a product.  Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdifluride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses.  The antiaging properties and the protective effect of AAGP™ also is of significant interest to the cosmetic and skin care industries. Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

Even if we develop product candidates which obtain regulatory approval they may never achieve market acceptance or commercial success.  Even if we develop products and obtain FDA or other regulatory approvals, our products may not achieve market acceptance among physicians, patients and third party payors and, ultimately, may not be commercially successful.  Market acceptance of our product candidates for which we receive approval depends on a number of factors.  Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would adversely affect our financial results.

The potential widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our formulations or products, even if commercialized.  Many of our targeted diseases and conditions can also be treated by other medication or technologies.  These treatments may be widely accepted in medical communities and have a longer history of use.  The established use of these competitive drugs may limit the potential for our technologies, formulations and products to receive widespread acceptance if commercialized.

The market for our product candidates is rapidly changing and competitive, and new technologies treatments which may be developed by others could impair our ability to maintain and grow our business and remain competitive.  The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change.  Developments by others may render our technologies and our product candidates noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors.  Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others now existing or diversifying into the field is intense and is expected to increase.  Many of these entities have significantly greater research and development capabilities, human resources and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us.

Risks Related to Product Development and Regulation

Our ability to generate revenues will be dependent on our ability to develop a product that complies with legal requirements.  Although the laws and regulations of the various jurisdictions in which we may operate vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, and other forms of approval.  We will have to apply for, and obtain, all requisite government licenses, registrations, findings of suitability, permits and approvals necessary for us to do business in these new markets.  We cannot offer any assurance that we will be able to obtain all necessary licenses, registrations, findings of suitability, permits, or approvals.

Our failure to obtain costly government approvals, including required FDA approvals, or to comply with ongoing governmental regulations relating to our technologies and product candidates could delay or limit introduction of our products and result in failure to achieve revenues or maintain our ongoing business.  Our research and development activities and the manufacture and marketing of our product candidates are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad.  Before receiving FDA or foreign regulatory clearance to market our proposed formulations and products, we will have to demonstrate that our formulations and products are safe and effective in the population.  Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities.  The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices.  As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.

Conducting and completing the clinical trials necessary for FDA approval is costly and subject to intense regulatory scrutiny as well as the risk of failing to meet the primary endpoint of such trials.  We will not be able to commercialize and sell our proposed products and formulations without completing such trials.  In order to conduct clinical trials that are necessary to obtain approval by the FDA to market a formulation or product, it is necessary to receive clearance from the FDA to conduct such clinical trials.  The FDA can halt clinical trials at any time for safety reasons or because we or our clinical investigators did not follow the FDA’s requirements for conducting clinical trials.  If we are unable to receive clearance to conduct clinical trials or the trials are permanently halted by the FDA, we would not be able to achieve any revenue from such product as it is illegal to sell any drug or medical device for human consumption or use without FDA approval.

We could be exposed to significant drug product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage.  The testing, manufacturing, marketing and sale of our proposed products involve an inherent risk that product liability claims will be asserted against us.  Product liability insurance may prove inadequate to cover claims and/or litigation costs.  Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments.  Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms.  An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products and product candidates.  A product liability claim could also significantly harm our reputation and delay market acceptance of our proposed formulations and products.

Risk Factors Related to Intellectual Property and Obsolescence

We rely on patents and other intellectual property to protect our business interests. We have attempted to protect our products and will attempt to protect other products through a combination of trade secrets, confidentiality agreements, patents and other contractual provisions.  Patents only provide a limited protection against infringement, and patent infringement suits are complex, expensive, and not always successful.  Although the Company believes its patents will provide significant protection, there can be no assurance that they will be issued and if they are, that they will provide enough protection.

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

Our competitive position could be harmed if we are unable to enforce confidentiality agreements.  Our proprietary information is critically important to our competitive position and is a significant aspect of our business plan.  We generally enter into confidentiality agreements with most of our employees and consultants, and control access to, and distribution of, our documentation and other proprietary information.  Despite these precautions, we cannot assure you that these strategies will be adequate to prevent misappropriation of our proprietary information.  Therefore, we could be required to expend significant amounts to defend our rights to proprietary information in the future if a breach were to occur.

General Corporate Risk Factors
Insiders continue to have substantial control over the Company.  As of April 10, 2015 the Company’s directors and executive officers hold the current right to vote approximately 22% of the Company’s outstanding voting stock. Of this total, 20% is owned or controlled, directly or indirectly by Company CEO Clarence Smith. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Smith acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the Company’s common stock by:

•	Delaying, deferring or preventing a change in control of the Company;
•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or
•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.
The Company may not be able to continue as a going concern.  Our independent auditors noted that our recurring losses from operations ($168,479 and $448,577 for the years ended December 31, 2014 and 2013, respectively) and negative net operating cash flow ($229,248 and $105,341 for the years ended December 31, 2014 and 2013, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing, or may force us to obtain financing on less favorable terms than would otherwise be available.
We may have substantial tax liabilities that could have an adverse effect on our financial condition.  Due to the history of the Company’s business between the U.S. and Canada, we are subject to both U.S. and Canadian tax law.  Since new management has been put in place in February 2015, we have not yet been able to determine what, if any, tax liabilities the Company may have in Canada and U.S. as a result of conducting business in either jurisdiction.  If there is any tax liability, we could be subject to interest and penalties which could be very significant and affect our ability to continue our business and raise capital.
Our management is relatively inexperienced with running a public company and could create a risk of non-compliance.  Management’s inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and could create a risk of non-compliance.  Changing laws, regulations and standards relating to corporate governance and public disclosure have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. These corporate governance standards are the product of many sources, including, without limitation, public market perception, stock exchange regulations and SEC disclosure requirements. Our management team expects to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Management’s inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.
As a company with a class of securities registered pursuant to the Exchange Act the Company has significant obligations under the Exchange Act. Having a class of securities registered under the Exchange Act is a time consuming and expensive process and subjects the Company to increased regulatory scrutiny and extensive and complex regulation.  Complying with these regulations is expensive and requires a significant amount of management’s time.  For example, public companies are obligated to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records.  These requirements could necessitate additional corporate spending on procedures and personnel requiring us to reallocate funds from other business objectives.

The Company is subject to the securities reporting requirements under the laws of British Columbia. Because we have been deemed a “reporting issuer” under the laws of British Columbia, and are therefore subject to Multilateral Instrument 51-105 Issuers Quoted in the U.S. Over-the-Counter Markets, we are subject to certain laws of British Columbia to remain in compliance with reporting requirements which increases the cost of doing business.

Risk Factors Related to Our Common Stock
The Company will face significant regulation by the SEC and state securities administrators.  The holders of shares of AWLD’s common stock and preferred stock may not offer or sell the shares in private transactions or (should a public market develop, of which there can be no assurance) public transactions without compliance with regulations imposed by the SEC and various state securities administrators. To the extent that any holder desires to offer or sell any such shares, the holder must prove to the reasonable satisfaction of AWLD that he has complied with all applicable securities regulations, and AWLD may require an opinion of the holder’s legal counsel to that effect. Thus, there can be no assurance that the holder will be able to resell the shares or any interest therein when the holder desires to do so.
The Company is considered a “reporting issuer” under the laws of British Columbia. We have been deemed a “reporting issuer” under the laws of British Columbia, and are therefore subject to Multilateral Instrument 51-105 Issuers Quoted in the U.S. Over-the-Counter Markets, which prescribes certain conditions that must be met in order for holders of the Company’s securities who acquired their securities under an exemption from the prospectus requirement to resell their securities in or from any jurisdiction of Canada (excluding sales resulting from a take-over bid or issuer bid in a jurisdiction of Canada; an amalgamation, merger, reorganization or arrangement under a statutory procedure or court order; or, the dissolution or winding up of the issuer under a statutory procedure or court order), and therefore our common stock may not be sold in or from a jurisdiction of Canada by any stockholder unless certain conditions are met.  Shareholders should consult their legal counsel if they intend to sell their shares to a purchaser in a jurisdiction of Canada, or if the shareholder is in a jurisdiction of Canada and intends to complete the sale from a jurisdiction of Canada.

Our existing shareholders could experience further dilution if we elect to raise equity capital to meet our liquidity needs or finance a strategic transaction.  As part of our growth strategy we may desire to raise capital and or utilize our common stock to effect strategic business transactions.  Either such action will likely require that we issue equity (or debt) securities which would result in dilution to our existing stockholders.  Although we will attempt to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be able to do so.  If we are successful in raising additional working capital, we may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock.

Because we have no plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We currently intend to retain all future earnings to fund the development and growth of our business.  Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant.  Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.  Investors seeking cash dividends should not purchase our common stock.

As our stock is not listed on a national securities exchange, trading in our shares will be subject to rules governing “penny stocks,” which will impair trading activity in our shares.  Our stock is not on a national securities exchange. Therefore, our stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the SEC. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to resell your shares at or above the public sale price. The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company’s principal executive office, for all operations, is located at 9176 South Pleasants Highway, St. Marys, West Virginia 26170.  The Company currently does not have a lease for its principal executive office because the Company’s President and CEO, Clarence E. Smith, is providing the space at no cost to the Company.  ProtoKinetix does not own any real property.

ITEM 3.   LEGAL PROCEEDINGS

Effective February 19, 2015, the Company entered into a Settlement Agreement by and between the Company, Ross L. Senior, and the British Columbia Securities Commission (the “BCSC”).  The Company and Ross L. Senior, ProtoKinetix’ former President and CEO, cooperated with the BCSC in reaching the settlement.

In the Settlement Agreement, Mr. Senior and the Company admitted that the Company breached an ongoing Cease Trade Order (CTO) that became effective on May 9, 2013.  The CTO was originally issued by the BCSC due to the Company’s failure to make required filings under the British Columbia Securities Act.

During the time the CTO has been in effect, Mr. Senior had been the President, CEO and a director of the Company.  Between May 28, 2013 and June 6, 2014, and while subject to the CTO, the Company and Mr. Senior distributed securities to 14 individuals and two companies for payment of services and repayment of loans valued at approximately $360,000, as well as an existing shareholder and current director for cash proceeds of $100,000.  Mr. Senior acknowledges that he and the Company made the distributions in contravention of the CTO.

Under the terms of the Settlement Agreement, Mr. Senior is prohibited from becoming or acting as a director or officer of any reporting issuer in Canada other than the Company for a period of one year, and Mr. Senior and the Company have jointly paid $10,000 to the BCSC.  Mr. Senior has also agreed to successfully complete a course on the duties and responsibilities of corporate officers and directors that is acceptable to the Executive Director of the BCSC within one year of the date of the Settlement Agreement.

The CTO was lifted effective February 23, 2015.  The Company has made all required filings with the BCSC to date.

There are currently no legal proceedings pending.

ITEM 4.    MINE SAFETY MATTERS

Not applicable.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Pink Sheets of the OTC Markets under the symbol “PKTX”.  The table below sets forth the high and low bid prices of the Company’s common stock during the periods indicated as reported on OTC Markets Inc. (www.otcmarkets.com).  The quotations are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2014	Low	High
First Quarter	$0.018	$0.045
Second Quarter	0.018	0.045
Third Quarter	0.020	0.045
Fourth Quarter	0.012	0.070

2013	Low	High
First Quarter	$0.006	$0.020
Second Quarter	0.009	0.020
Third Quarter	0.001	0.028
Fourth Quarter	0.009	0.080

Holders

As of April 10, 2015, there were approximately 74 shareholders of record of the Company’s common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	5,200,000	$0.09	-
Total	5,200,000	$0.09	0

During the year ended December 31, 2014, there were warrants to purchase 4,700,000 shares of common stock of the Company (see Note 10 of the notes to the financial statements) and the explanation below.  As of the year ended December 31, 2014, warrants representing a total of 5,200,000 shares of common stock to be issued upon exercise.

To management’s knowledge, there are no outstanding options, warrants or other rights to acquire the common stock of the Company that were issued pursuant to the Company’s 2003, 2004 or 2005 Stock Incentive Plans (the “Plans”) for the year ended December 31, 2014.  To management’s knowledge, the Plans have expired and terminated.

Recent Sales of Unregistered Securities and Use of Proceeds

In January 2014, the Company issued 25,550,000 shares of common stock for consulting, research and investor relations services provided during the year ended December 31, 2013 to seven separate persons for $255,500 or an average of $0.01 per share of common stock.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  No Form D was filed for these transactions.

In January 2014, the Company issued warrants to purchase 1,600,000 shares of common stock exercisable at $0.10 per share, warrants to purchase 300,000 shares of common stock exercisable at $0.05 per share, and warrants to purchase 300,000 shares of common stock exercisable at $0.15 per share for consulting services provided to the Company by members of the Company’s Business and Scientific Advisory Board.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  No Form D was filed for these transactions.

In February 2014, the Company issued 2,500,000 units consisting of one share of common stock and one warrant exercisable at a price of $0.05 for a period of one year expiring on February 15, 2015 to settle a portion of short-term loans from related parties totaling $25,000.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  No Form D was filed for these transactions.

In June 2014, the Company issued 50,000 shares of common stock to an individual for services provided during the year ended December 31, 2014 for $1,000 or $0.02 per share of common stock.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  No Form D was filed for these transactions.

On June 6, 2014, the Company issued 5,000,000 shares of common stock at a price of $0.02 per share for gross proceeds of $100,000 pursuant to a private placement financing with a related party.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  No Form D was filed for these transactions.

On June 25, 2014, the Company issued 250,000 shares of common stock in error.  Management of the Company had believed that that they had issued the shares pursuant to share subscription proceeds previously received during the year ended December 31, 2011.  The shares were issued to the wrong individual and were cancelled subsequent to the year ended December 31, 2014.  Management identified the original subscriber in the 2011 financing and issued 250,000 shares to the correct individual in March 2015.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  No Form D was filed for these transactions.

On February 25, 2015, the Company has issued 1,000,000 shares of common stock and a three-year option for 1,000,000 shares of common stock exercisable at $0.05 per share to a director in connection with his appointment to the Board of Directors and for services to the Company.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  No Form D was filed for these transactions.

On March 1, 2015, the Company entered into a consulting agreement agreeing to issue a five-year stock option exercisable for 5,000,000 shares of common stock exercisable at $0.04 to a consultant in connection with services provided to the Company.  Under a separate consulting agreement, the Company agreed to issue a separate consultant a stock award of 400,000 shares of common stock issued at a rate of 100,000 shares every three months over the term of the consultant’s contract and a five-year stock option exercisable for 1,000,000 shares of common stock at $0.10 in connection with services provided to the Company.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  No Form D was filed for these transactions.

On March 20, 2015, the Company issued 15,000,000 shares of common stock to the Company’s President and CEO at a price of $0.025 per share for proceeds of $375,000 in a private placement.  The proceeds are to be used for general operating expenses.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  No Form D was filed for these transactions.

On March 20, 2015, the Company issued 2,500,000 shares of common stock at a price of $0.05 per share to accredited investors.  One of the purchasers under the offering was the President and Chief Executive Officer of the Company, Clarence E. Smith, who invested $75,000 for the purchase of 1,500,000 shares of common stock of the Company.  The proceeds are to be used for general operating expenses.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and 4(a)(5) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D was filed for these transactions on March 31, 2015.

On March 27, 2015, the Company issued 3,840,000 shares of common stock pursuant to a settlement agreement completed on March 2, 2015 with a convertible note holder.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  No Form D was filed for these transactions.

On or about April 9, 2015, we received subscription proceeds of $155,000 for the purchase of 1,937,500 shares of common stock to accredited investors.  Upon release of the bank hold on the proceeds, the Company will issue the common shares and use the proceeds for general operating expenses.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and 4(a)(5) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D will be filed for these transactions upon release of the bank hold on the funds.

ITEM 6.    SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2014 and 2013, and our financial condition, liquidity and capital resources as of December 31, 2014 and 2013. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Results of Operations

	For the Years Ended
	December 31,
	2014	2013

Sales	$-	$-
Cost of sales	-	-
Gross (loss) profit	-	-
Operating Expenses
Consulting Fees	$95,158	$213,334
General and Administrative	141,500	95,752
Professtional Fees	133,769	38,591
Research and Development	13,750	74,500
Total operating expenses	384,177	422,177
Loss from Operations	(384,177)	(422,177)

Other Expense
Interest Expense	34,418	26,400
Total other expenses	34,418	26,400

Other Income
Gain on Settlement of Convertible Note Payable	192,000	-
Gain on Settlement of Short-Term Loans	3,116	-
Write-Off of Deposit on Sale	55,000	-
Total other income	250,116	-
Net Loss	$(168,479)	$(448,577)

Revenues

We had no revenues for the years ended December 31, 2014 and 2013.

Gross profit and expenses

The Company’s net loss was $168,479 for the year ending December 31, 2014 compared to $448,577 for the year ending December 31, 2013.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees increased by $95,178 from $38,591 to $133,769 primarily as a result of an increase in activity with our independent accountants as well as an increase in legal fees associated with the CTO.

•	Consulting fees decreased by $118,176 from $213,334 to $95,158 as a result of less consulting agreements entered into by the Company in 2014. As at December 31, 2013, the Company was also committed to issue 15,750,000 shares of its common stock with a fair value of $157,500 for consulting services provided during the year.

Our expenses in 2014 were $418,595 which included $133,769 in professional expenses. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  These professional consulting fees amounted to $95,158.  These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities. The Company also incurred total research and development expenses of $13,750 and general and administrative costs of $141,500 during the year ended December 31, 2014.

Liquidity and Capital Resources

	For the Years Ended
	December 31,
	2014	2013

Cash	$317	$3,065

Working Capital Deficiency	$(428,329)	$(618,150)

At December 31, 2014, we had $317 in cash and $5,814 in total current assets.  As of December 31, 2014 we had a working capital deficiency position of $428,329. Although as of the date of this Annual Report we believe we have sufficient capital to meet cash flow projections and carry forward our business objectives, there can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2014 and 2013

Net Cash Used in Operating Activities

During the year ended December 31, 2014, net cash used in operating activities increased by $123,907 from $105,341 to $229,248 for the years ended December 31, 2013 and 2014, respectively. This increase was predominantly due to an increase in cash-based expenditures as well as the Company’s efforts to reduce historical accounts payable and accrued liabilities concurrent with the partial change in management completed in the fourth quarter of 2014 and subsequent to year end.

Net Cash Used in Investing Activities

During the year ended December 31, 2014, net cash provided by financing activities increased by $115,500 from $81,000 to $196,500 for the years ended December 31, 2013 and 2014, respectively. This increase was predominantly due to a private placement completed in addition to the receipt of a convertible note during the year.

Net Cash Provided by Financing Activities

During the year ended December 31, 2014, net cash provided by investing activities increased by $5,000 from $25,000 to $30,000 for the years ended December 31, 2013 and 2014, respectively due to an additional deposit received on a cancelled sales agreement with Intrepid Innovations Corporation.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.  The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern. In spite of the fact that the current cash obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate. We intend to fund the Company and attempt to meet corporate obligations by selling common stock.  However the Company’s common stock is at a low price and is not actively traded.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information required by paragraph (a)(5) of this Item.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this Form 10-K.

While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived there from have been identified as being critical.

Share-Based Compensation

The Company has granted warrants to purchase shares of the Company’s common stock to various parties for consulting services.  The fair values of the warrants issued have been estimated using the Black-Scholes option pricing model.

The Company accounts for share-based compensation under “Share-Based Payments,” which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes option pricing model.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2014.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item begins on page F-1 of this Annual Report on Form 10-K

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2014 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

In accordance with Item 308 of SEC Regulation S-K, management is required to provide an annual report regarding internal controls over our financial reporting. This report, which includes management’s assessment of the effectiveness of our internal controls over financial reporting, is found below. Inasmuch as the Company is neither an accelerated filer nor a large accelerated filer, the Company is not obligated to provide an attestation report on the Company’s internal control over financial reporting by the Company’s registered public accounting firm.

Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with proper authorizations of management and our directors; and
(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of December 31, 2014, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2014.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2014, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2014, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies in 2015.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of April 10, 2015, the Company’s current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Clarence E. Smith	51	Chairman, Chief Executive Officer, President	February 2015
		Director	June 2014

Susan M. Woodward	49	Chief Financial Officer	October 2014

Peter K. Jensen	63	Director	February 2015

Clarence E. Smith, age 51, was appointed President and Chief Executive Officer for the Company on February 19, 2015 and was previously appointed a member of the Board of Directors of the Company on June 1, 2014.  Prior to joining the Company as President and CEO, Mr. Smith served and continues to serve as managing member of Tombstone Resources and Smith Equipment, LLC, a privately held company that holds operating oil and gas wells and Smith Equipment Company, a privately held company that leases out construction equipment.  In 1981, Mr. Smith started Arvilla Well Service in West Virginia which provided construction services to oil and gas companies in the Appalachian Basin.  After merging Arvilla Well Service into Arvilla Pipeline Construction Co., Inc., Mr. Smith sold the company in 2008.  Mr. Smith also purchased Arrow Oilfield Services in 2004, which was renamed Arvilla Oilfield Services, LLC and subsequently merged with Trans Energy, a publicly traded company in 2004.  Mr. Smith served as Chairman of the Board and CEO of Trans Energy, Inc. from 2005 to 2006.  Mr. Smith graduated from St. Marys High School in West Virginia in 1981.

Susan M. Woodward, age 49, was appointed Chief Financial Officer of the Company on October 1, 2014.  Prior to joining the Company as CFO, Ms. Woodward served as Controller of Unistrut Service Company of Ohio, a distribution company from 1996 to 2001.  From 2001 to 2003, Ms. Woodward served a Senior Accountant at Renal Care Group and from 2008 to 2011 served as Chief Financial Officer for Wirt County Health Services Association, Inc.  She also acquired experience in the oil & gas industry serving as Lead Accountant at Triad Energy and as an Accounting Manager, simultaneously at Arvilla Oilfield Services, LLC and Arvilla Pipeline Construction Co., Inc from 2003 to 2007.  She has twenty-five years’ experience in the accounting field and has formed her own consulting practice which provides accounting, investment and asset management services.  Ms. Woodward graduated from Cleveland State University in 1988 receiving a Bachelor of Business Administration with a major in Accounting.

Peter Jensen, LL.B., BCL, B.Sc., age 63, was appointed as a member of the Board of Directors of the Company on February 25, 2015.  Beginning in 1981, Mr. Jensen commenced the practice of law in the corporate and securities fields in British Columbia, has a wide range of legal counseling experience internationally and has an active legal practice with Beadle Raven LLP in Vancouver.  Since 2010, Mr. Jensen has served as Chairman of RepliCel Life Sciences, a public cell replication company (OTCQB: REPCF) which recently struck an agreement with Shiseido of Japan to license Shiseido with RepliCel’s leading edge cell replication technology.  Since 2012 he has also served as a director of Deer Horn Capital Inc., a public Canadian mining company (CSE: DHC).  Mr. Jensen has also served as Chairman beginning in 2011 of Solar Flow-Through Limited Partnerships I, II, III and IV which are installing solar power arrays in Ontario under the Ontario FIT program.  Since 2014 Mr. Jensen has served as a director of a British Columbia public agricultural land banking company, New Age Farms (CSE: NF), and as a director of a California public company, bBooth, Inc. (OTCQB: BBTH), offering music booth recording facilities to the public.  Mr. Jensen has an understanding of the particular nature of the challenges facing corporate management through his director positions with a number of private and publicly traded companies.  Mr. Jensen acquired his Bachelor of Science and Law degrees at McGill University in Montreal, Quebec, (with a dual degree in common and civil law).  His science degree is in the field of biology (marine biology and ecology).  He also conducted diabetes research at the Royal Victoria Hospital (Montreal), was a director of a community medical clinic for three years and ran the McGill legal clinic for two years.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Term of Office

Each director shall hold office until the next annual meeting of shareholders or until his successor shall have been elected and qualified, or until there is a decrease in the number of directors.

Involvement in Legal Proceedings

See Item 3—Legal Proceedings.

Corporate Governance

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

Committees of the Board of Directors

The Company does not currently have a separately designated audit committee.  Instead, the Board of Directors as a whole acts as the Company’s audit committee.  Consequently the Company does not currently have a designated audit committee financial expert.

The Company also does not have a separately designated compensation committee. To date, the Company has not retained an independent compensation advisor to assist the Company review and analyze the structure and terms of the Company’s executive officers.

Business and Scientific Advisory Board

Our Business and Scientific Advisory Board exists to assist the Board of Directors with understanding both the regulatory and business aspects of the biopharmaceutical industry are particularly valuable for the expansion and commercialization of AAGP™ applications.  The members on the board are:

•
Dr. Julia Levy, PhD, Chairman, Business and Scientific Advisory Board.  Dr. Levy is a founder, former President and former Chief Scientific Officer of QLT, Inc., where she and her colleagues developed the first medical treatment for macular degeneration, a leading cause of blindness among the elderly. She has received numerous awards and honorary degrees.  In her honor the Julia Levy B.C. Leadership Chair in Macular Research at the University of British Columbia was established.

•	Dr. John S. Parker, M.D., Major General (Ret.) US Army and Former Commanding General US Army Medical Research and Material Command (MRMC)

•	Dr. Edward D. Martin, M.D., Group Chair, Rear Admiral (Ret.) US Public Health Service, Chair, Martin-Blanck & Associates, Falls Church, Virginia

•	Dr. Harold M. Koenig, M.D., Vice Admiral (Ret.) US Navy Surgeon General

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and stockholder reports from our transfer agent, during the fiscal year ended December 31, 2014, the following officers, directors and 10%+ stockholders did not file reports under Section 16(a): Ross L. Senior, Keith Henderson, and Mark Ralston.

ITEM 11.   EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2014 and 2013:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Ross L. Senior, LLB	2014	-	-	37,500	(1)	-	-	-	45,975	83,475
President and Chief Executive Officer (former)	2013	-	-	-		-	-	-	42,500	42,500

(1)  Mr. Senior received 3,750,000 shares of common stock of the Company for services provided during the 2013 fiscal year. Does not include shares granted for director services.
(2)  Includes all other compensation not reported in the preceding columns, including perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by the named executive officers of the Company as of December 31, 2014.

Director Compensation
The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2014.
	Director Compensation
	Fees Earned or Paid in Cash	Bonus	Stock Awards(1)	Option Awards(2)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Ian Gregory(3)	-	-	7,495	-	-	-	-	7,495
Max Arella(3)	-	-	5,497		-	-	-	5,497
Ross Senior(3)	-	-	37,480		-	-	-	37,480

(1)	The aggregate grant date fair value of these stock awards was computed in accordance with FASB ASC Topic 718.
(2)
Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements.

(3)	Represents shares granted to directors in 2014 for services provided in 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 10, 2015, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Beneficial Ownership Percentage as of April 10, 2015(1)
More than 5% Stockholders(2)
See below

Directors and Named Executive Officers
Clarence E. Smith	36,570,500	(3)	18.4%
Peter K. Jensen	2,000,000	(4)	1.0%
Susan M. Woodward	1,200,000	(5)	0.6%
All directors and executive officers as a group:	39,770,500		20.0%

(1)	Based on 198,002,433 shares of common stock outstanding on April 10, 2015, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days of April 10, 2015.
(2)	Based on our most recent list of the shareholders of record from our transfer agent, other than Mr. Smith, there are no additional than 5% or more owners.
(3)	Consists of 36,170,500 shares of common stock owned by Mr. Smith directly and the right to acquire 400,000 shares of common stock upon conversion of a promissory note. The principal address of Mr. Smith is 1845 County Road #214, St. Augustine, FL 32084.
(4)	Consists of 1,000,000 shares of common stock owned by Mr. Jensen directly and 1,000,000 shares of common stock issuable upon the exercise of stock options. The principal business address of Mr. Jensen is 600 – 1090 West Georgia Street, Vancouver, BC, Canada V6E 3V7..
(5)	Consists of 1,200,000 shares of common stock issuable upon the exercise of stock options. The principal address of Ms. Woodward is 705 Dugan Road, Belpre, OH 45714.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The following is a description of transactions during the last fiscal year in which the transaction involved a material dollar amount and in which any of the Company’s directors, executive officers or holders of more than 5% of the Company’s common stock had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.” Management believes the terms obtained or consideration that was paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arms’ length transactions:
•	During the year ended December 31, 2014, the Company accrued accounting fees of $12,000 (2013 - $nil) to the Susan Woodward, the Company’s newly appointed Chief Financial Officer.

•	As at December 31, 2014, the following amounts were due to related parties:

		2014
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$129,592
	Short-term loans	$20,000
	Convertible note payable	$100,000

Susan Woodward (CFO)	Accounts payable and accrued liabilities	$12,000

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand. Amounts included in short-term loans and convertible note payable have been disclosed in Notes 5 and 6 of the Company’s financial statements for the year ended December 31, 2014.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2014 and 2013, Davidson &Company LLP, the Company’s principal accountants billed the Company $27,162 and $0, respectively for fees for the audit of the Company’s annual financial statements.  All amounts are in U.S. dollars, using the Bank of Canada’s average noon exchange rate for 2014 of 1 CAD to 0.9054 USD.

Audit-Related Fees

For the years ended December 31, 2014 and 2013, Davidson & Company LLP did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”

Tax Fees

For the years ended December 31, 2014 and 2013, Davidson and Company LLP did not bill for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2014 and 2013, Davidson & Company LLP did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2014 and 2013, Davidson & Company LLP billed the Company $21,956 and $0 for fees for the review of the Company’s quarterly financial statements.  All amounts are in U.S. dollars, using the Bank of Canada’s average noon exchange rate for 2014 of 1 CAD to 0.9054 USD.

Audit Committee Pre-Approval Policies

The Company currently does not have a formal audit committee.  The Company’ Board of Directors currently approves in advance all audit and non-audit related services performed by the Company’s principal accountants and appointed Peter Jensen as the responsible director to review all financial information of the Company and correspond with the independent auditors regarding the same.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE
EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
10.1	Agreement for Rights to sell AAGP Blood Preservation Applications, dated March 4, 2015 and Termination Notice dated October 27, 2014[3]
10.2	Assignment of Patents and Patent Application between the Company and Institut National des Sciences Appliquées de Rouen dated January 5, 2015[4]
10.3	Settlement and Indemnity Agreement by and between the Company and Standard Bankcorp Inc. and Mark Ralston dated March 2, 2015[4]
10.4	Consulting Agreement between the Company and Clarence E. Smith, dated March 30, 2015[4]
10.5	Consulting Agreement between the Company and Susan M. Woodward, dated March 30, 2015[4]
10.6	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[4]
14.1	Code of Ethics[2]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[4]
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[4]
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[4]
32.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[4]
101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 DEF	XBRL Definition Linkbase Document
101 LAB	XBRL Label Linkbase Document
101 PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB/A filed on July 24, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 13, 2006 with the SEC.
3.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 6, 2014 with the SEC.
4.	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
PROTOKINETIX, INCORPORATED

Dated: April 13, 2015	By:	/s/ Clarence E. Smith
Clarence E. Smith
Principal Executive Officer

Dated: April 13, 2015	By:	/s/ Susan M. Woodward
Susan M. Woodward
Principal Financial Officer & Principal AccountingOfficer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 13, 2015	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: April 13, 2015	By:	/s/ Peter J.L. Lawrence
Peter J.L. Lawrence
Director

PROTOKINETIX, INC. (A Development Stage Company) FINANCIAL STATEMENTS DECEMBER 31, 2014

C  O N T E N T S

DAVIDSON & COMPANY LLP Chartered Accountants A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Protokinetix, Inc. (A Development Stage Company)

We have audited the accompanying financial statements of Protokinetix, Inc. (the “Company”), which comprise the balance sheets of Protokinetix, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protokinetix, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Protokinetix, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Protokinetix, Inc. has suffered recurring losses from operations and has a net capital deficiency.  These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"
Vancouver, Canada	Chartered Accountants

April 10, 2015

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEETS
As at December 31

	2014	2013
ASSETS

Current Assets
Cash	$317	$3,065
Accounts receivable (Note 4)	5,497	119
Prepaid expenses and deposits	-	21,461
Total current assets and total assets	$5,814	$24,645

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$270,893	$173,962
Short-term loans (Note5)	63,250	143,833
Deposit on sale (Note 3)	-	25,000
Convertible note payable (Note 6)	100,000	300,000
Total current liabilities	434,143	642,795

Stockholders' Deficiency
Common stock, $0.0000053 par value; 400,000,000 common
shares authorized; 175,662,433 and 142,312,433 shares issued and
outstanding for 2014 and 2013 respectively (Note 11)	939	763
Common stock issuable; 3,840,000 and 25,550,000 shares as at
December 31, 2014 and 2013 respectively (Note 11)	20	135
Stock subscriptions received in advance (Note 11)	25,000	25,000
Common stock to be returned to treasury (Note 11)	(25,000)	-
Additional paid-in capital	25,411,550	25,028,311
Accumulated deficit	(25,840,838)	(25,672,359)
Total stockholders' deficiency	(428,329)	(618,150)
Total liabilities and stockholders' deficiency	$5,814	$24,645

Basis of Presentation-Going Concern Uncertainties (Note 1)
Subsequent Events (Note 13)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014 and 2013

	2014	2013

EXPENSES
Consulting fees (Note 12)	95,158	213,334
General and administrative	141,500	95,752
Interest	34,418	26,400
Professional fees (Note 12)	133,769	38,591
Research and development	13,750	74,500
	(418,595)	(448,577)

OTHER INCOME
Gain on settlement of convertible note payable (Note 6)	192,000	-
Gain on settlement of short-term loans (Note 5)	3,116	-
Write-off of deposit on sale (Note 3)	55,000	-
	250,116	-
Net loss for the year	$(168,479)	$(448,577)
Net loss per common share (basic and diluted)	$-	$-
Weighted average number of common shares outstanding (basic and diluted)	172,401,474	137,107,228

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For the Years Ended December 31, 2014 and 2013

	Common Stock		Common Stock			Stock
					Additional	Subscriptions	Common Stock
			Issuable		paid-in	received in	to be returned	Accumulated
	Shares	Amount	shares	Amount	capital	advance	to treasury	deficit	Total

Balance, December 31, 2012	134,512,433	$722	-	$-	$24,690,587	$25,000	$-	$(25,223,782)	$(507,473)

Issuance of common stock for services	2,000,000	11	-	-	19,989	-	-	-	20,000

Issuance of common stock to settle short-term loans	5,800,000	30	-	-	57,970	-	-	-	58,000

Common stock issuable for services	-	-	25,550,000	135	255,365	-	-	-	255,500

Fair value of compensatory warrants issued	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year	-	-	-	-	-	-	-	(448,577)	(448,577)

Balance, December 31, 2013	142,312,433	$763	25,550,000	$135	$25,028,311	$25,000	$-	$(25,672,359)	$(618,150)

Issuance of common stock for services	25,600,000	136	(25,550,000)	(135)	999	-	-	-	1,000

Fair value of compensatory warrants issued	-	-	-	-	40,300	-	-	-	40,300

Issuance of commons tock to settle short-term loans	2,500,000	13	-	-	24,987	-	-	-	25,000

Issuance of common stock pursuant to private placement offering	5,000,000	25	-	-	99,975	-	-	-	100,000

Common stock issued in error	250,000	2	-	-	24,998	(25,000)	-	-	-

Common stock to be returned to treasury	-	-	-	-	-	25,000	(25,000)	-	-

Common stock issuable on settlement of convertible note payable	-	-	3,840,000	20	191,980	-	-	-	192,000

Net loss for the year	-	-	-	-	-	-	-	(168,479)	(168,479)

Balance, December 31, 2014	175,662,433	$939	3,840,000	$20	$25,411,550	$25,000	$(25,000)	$(25,840,838)	$(428,329)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013

	2014		2013

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year		$(168,479)		$(448,577)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on settlement of convertible note payable		(192,000)		-
Gain on settlement of short-term loan		(3,116)		-
Write-off of deposit on sale		(55,000)		-
Accretion of short-term loan		2,630		733
Issuance and amortization of common stock for services		8,667		13,333
Fair value of compensatory warrants granted		40,300		-
Commitment to issue common stock for services		-		255,500

Changes in operating assets and liabilities:
Accounts receivable		(5,378)		5,901
Prepaid expenses and deposits		14,794		(14,794)
Accounts payable and accrued liabilities		128,334		82,563
		(229,248)		(105,341)
Net cash used in operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on sale		30,000		25,000

Net cash from investing activities		30,000		25,000

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Short-term loan proceeds		20,000		81,000
Settlement of short-term loan		(23,500)
Issuance of common stock for cash		100,000
Convertible note proceeds		100,000

Net Cash from financing activities		196,500		81,000

Net change in cash		(2,748)		659

Cash, beginning of year		3,065		2,406
Cash, end of year		$317		$3,065

Cash paid for interest		$-		$-
		-		-
Cash paid for income taxes	$		$

Supplementary information - non-cash transactions:

Common stock issued for consulting services		$1,000		$20,000
Common stock issued to settle short-term loans		25,000		58,000
Commitment to issue common stock for services		-		25,500
Accounts payable converted to short-term loans		-		90,000
Short-term loans converted to accounts payable		60,250		-

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 1.  Basis of Presentation – Going Concern Uncertainties

ProtoKinetix, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

The Company is currently researching the benefits and feasibility of synthesized Antifreeze Glycoproteins ("AFGP").  Subsequent to the year ended December 31, 2014, the Company acquired certain patents and rights for cash consideration of 25,000 Euros (Note 13).

A Cease Trade Order (“CTO”) was issued in respect of the Company’s securities by the British Columbia Securities Commission (“BCSC”) on May 9, 2013 based on the Company’s failure to file annual financial statements for the year ended December 31, 2012 by the deadline of April 1, 2013. The Company has since completed all of the required filings for annual and interim periods and received a full Revocation Order from the BCSC subsequent to the year ended December 31, 2014. (Note 13).

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 2. Summary of Significant Accounting Policies (cont'd...)

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to valuation of equity related instruments issued and deferred income taxes.

Cash

Cash consists of funds held in checking accounts.  Cash balances may exceed federally insured limits from time to time.

Fair Value of Financial Instruments

Financial instruments, including cash, accounts payable and accrued liabilities, short-term loans and convertible note payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Level 1 inputs are used to measure cash. At December 31, 2014 there were no other assets or liabilities subject to additional disclosure.

Income Taxes

The Company accounts for income taxes following the assets and liability method in accordance with the ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

Research and Development Costs

Research and development costs are expensed as incurred.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014
Note 2. Summary of Significant Accounting Policies (cont'd...)
Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 5,200,000 (2013 – 21,300,000) outstanding warrants and debt convertible into 400,000 (2013 – 12,000,000) common shares ($100,000 convertible note payable with a $0.25 conversion price) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

Share-Based Compensation

The Company has granted warrants and options to purchase shares of the Company's common stock to various parties for consulting services.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

The Company accounts for share-based compensation under "Share-Based Payment," which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes Option Pricing Model.

The Company accounts for stock compensation arrangements with non-employees in accordance with FASB Codification 505 – 50 “Equity-Based Payments to Non-Employees”, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, “Risks and Uncertainties”, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and early adopted during the year ended December 31, 2014.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessment of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The requirement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 3.  Sales Agreement with Intrepid Innovations Corporation

During the year ended December 31, 2013, the Company entered into an agreement with Intrepid Innovations Corporation (“Intrepid”) to sell the exclusive rights for the application of the AAGP molecule. The total purchase price for the exclusive rights to the application was $2,500,000 and was to be paid as follows:

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

The agreement was terminated during the year ended December 31, 2014 due to non-payment of the agreed to amounts. The amounts advanced are non-refundable in accordance with the agreement and as at December 31, 2014, the Company recognized a gain on deposit on sale in the amount of $55,000 to the statement of operations.

Note 4.   Accounts Receivable

Accounts receivable consists of refundable sales tax paid on purchases made in Canada.

Note 5.   Short-Term Loans

During the year ended December 31, 2013, the Company received a loan of $20,000. The loan was to be repaid by November 8, 2014, along with $10,000 in interest. In addition, the Company issued 500,000 warrants to the lender, exercisable at $0.25 for a period of 5 years. The proceeds of the loan were allocated between the debt and warrants based on a relative fair value approach, which bifurcates between the values of the two securities at the time of issuance. Using this approach, the fair value of the warrants was estimated at $4,400, with the remaining $15,600 being allocated to the debt portion; to be accreted to its settlement value over the term of the loan.

The loan was settled in August 2014 for $23,500 (Note 6), and total accretion for the year ended December 31, 2014 was $2,630 (2013 - $733), while accrued interest on the loan principal totaled $7,653 as at the settlement date. A gain on settlement of $3,116 was recognized based on a settlement payment made totaling $23,500 (Note 6).

During the year ended December 31, 2014, the Company issued a total of 2,500,000 units to settle $25,000 in short-term loans (Note 11).

A total of $60,250 in short-term loans were paid directly by the Company’s CEO. The amount is now owing to the CEO and has been included in accounts payable and accrued liabilities as at December 31, 2014 as no formal loan agreements had been completed.

The remainder of the short-term loans in the amount of $63,250 (December 31, 2013 - $127,500) are unsecured, non-interest bearing and are repayable on demand.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 6.  Convertible Note Payable

On July 1, 2011, the Company executed a loan agreement under which the Company issued to a corporation an 8% convertible promissory note in exchange for $300,000.  The note holder had the right to demand payment of outstanding principal and interest at any time with a 30-day grace period.  The note was due and payable no later than June 30, 2016, and was convertible into shares of the Company's common stock at $0.025 per share.  No beneficial conversion feature was applicable to this convertible note.

During the year ended December 31, 2014, the Company and the corporation commenced discussions in regards to the settlement of the convertible note. A settlement agreement was finalized subsequent to year end, but the Company has accounted for the transaction as at December 31, 2014. The settlement agreement stipulated that the convertible note plus accrued interest of $84,000 (included in accounts payable and accrued liabilities) was to be settled through the issuance of 3,840,000 shares of the Company’s common stock. The fair value of the shares was determined to be $192,000 ($0.05 per share) and the Company recognized a gain on settlement in the amount of $192,000 as at December 31, 2014 (Note 11). The settlement agreement also stipulated the payment of $161,750 to the corporation to settle other amounts included in accounts payable and accrued liabilities and short-term loans.
On June 17, 2014, the Company executed a loan agreement under which the Company issued to a related party an 8% convertible promissory note in exchange for an initial amount of $10,000, with the ability to be increased to $100,000.  During the year ended December 31, 2014, additional amounts totaling $90,000 were advanced, $23,500 of which was paid directly to settle certain short-term loans outstanding (Note 5). The note holder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period.  The note is due and payable no later than December 31, 2015, and is convertible into shares of the Company's common stock at $0.25 per share.  No beneficial conversion feature was applicable to this convertible note.

Note 7.  Income Taxes

The Company is liable for taxes in the United States.  As of December 31, 2014, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $25,800,000 (2013 - $25,700,000) to reduce future taxable income.  The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $8,800,000 (2013 - $8,700,000).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.  The difference between the Company's statutory income tax rate of (34%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carryforwards.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 8.  Share-Based Compensation

The Company does not have a Stock Incentive Plan in place as at December 31, 2014 and 2013. During the years ended December 31, 2013 and 2014, the Company issued shares of common stock to non-employee consultants for services rendered as follows:

2013	Number of Shares	Value per Share	Total

May 2013	2,000,000	$0.01	$20,000
Total, December 31, 2013	2,000,000		$20,000

2014	Number of Shares	Value per Share	Total

January 2014	25,550,000	$0.01	$255,500
June 2014	50,000	$0.02	$1,000
Total, December 31, 2014	25,600,000		$256,500

Note 9.  Stock Options

Stock option transactions are summarized as follows:

	Number of Options		Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding and exercisable at December 31, 2014 and 2013		-	$-	$-

Weighted average fair value of options granted during the year	$	Nil

At December 31, 2014 and 2013, there were no stock options outstanding.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 10.  Warrants

There were 4,700,000 (2013 – 6,300,000) warrants issued and 20,800,000 (2013 – 1,530,000) warrants that expired unexercised during the year ended December 31, 2014.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2012	16,530,000	$0.04
Issued	6,300,000	0.03
Expired	(1,530,000)	0.15

Balance, December 31, 2013	21,300,000	$0.03
Issued	4,700,000	0.07
Expired	(20,800,000)	0.02

Balance, December 31, 2014	5,200,000	$0.09

At December 31, 2014, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
2,500,000	$0.05	February 18, 2015
1,600,000	0.10	January 1 , 2016
300,000	0.05	January 1 , 2016
300,000	0.15	January 1 , 2016
500,000	0.25	November 8, 2018
5,200,000

During the year ended December 31, 2014, the Company issued a total of 4,700,000 warrants, of which 2,200,000 warrants were compensatory for consulting services provided to the Company by arm's length parties. The value of these warrants was estimated at $40,300 using the Black-Scholes Option Pricing Model with the following assumptions:

Risk-free interest rate	2.36%
Annual dividends	-
Expected stock price volatility	125.00%
Expected life	2 years

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 10.  Warrants cont'd...)

The relative fair value of 500,000 warrants issued in connection with a short-term loan advanced to the Company during the year ended December 31, 2013 (Note 5) was estimated using the Black-Scholes Option Pricing Model with the following assumptions:

Risk-free interest rate	1.83%
Annual dividends	-
Expected stock price volatility	125.00%
Expected life	5 years

Subsequent to the year ended December 31, 2014, 2,500,000 warrants expired unexercised on February 18, 2015.

Note 11.  Stockholders’ Deficiency

The Company is authorized to issue 400,000,000 (2013 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2014 (2013 - $nil).

During the year ended December 31, 2014, the Company:

a)	Issued 25,550,000 shares of restricted common stock for consulting, research and investor relations services provided during the year ended December 31, 2013. The value of these shares was $255,500 and had been accrued as common stock issuable as at December 31, 2013.
b)	Issued 50,000 shares of common stock to an individual for website services provided during year ended December 31, 2014. The value of these shares was $1,000 and was recorded as general and administrative expense.
c)	Issued 2,200,000 compensatory warrants with a fair value of $40,300 (Note 10).
d)	Issued 2,500,000 units to settle a portion of the short-term loans totaling $25,000. Each unit consists of one share of common stock and one warrant exercisable at a price of $0.05 for a period of 1 year expiring on February 18, 2015 (Note 10).
e)	Issued 5,000,000 units at $0.02 per unit to a related party for gross proceeds of $100,000.
f)	Issued 250,000 shares of common stock in error. Management of the Company had believed that they had issued the shares pursuant to share subscriptions previously received during the year ended December 31, 2010. The shares were issued to the wrong individual and were returned to treasury and cancelled subsequent to the year ended December 31, 2014 (Note 13). Management has identified the original subscriber to the 2011 financing and has issued the 250,000 shares to this individual subsequent to December 31, 2014 (Note 13).

As at December 31, 2014, the Company is committed to issue a total of 3,840,000 shares of common stock pursuant to a settlement agreement related to a convertible note payable (Note 6). The fair value of these shares has been determined to be $192,000 and has been accrued as at December 31, 2014. The shares were issued subsequent to year end (Note 13).

As at December 31, 2013, the Company was committed to issue a total of 25,550,000 shares of common stock to arm`s length and related parties for consulting, research and investor relations services provided.

During the year ended December 31, 2013, the Company:

a)	Issued 2,000,000 shares of common stock for services provided. The fair value of these shares was determined to be $20,000.
b)	Issued 5,800,000 units to settle short-term loans. Each unit consists of one common share and one warrant to purchase an additional share of the Company’s common stock at an exercise price of $0.01. The warrants expired on October 1, 2014.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 12. Related Party Transactions and Balances

During the year ended December 31, 2014, the Company accrued accounting fees of $12,000 (2013 - $nil) to Susan Woodward, the Company’s CFO.

During the year ended December 31, 2013, related party consulting fees totaled  $45,000, representing the fair value of 4,500,000 shares of common stock issued to Ian Gregory, a former director, and Ross Senior, the Company’s former President, CEO and CFO.

Ross Senior was paid a consulting fee of $45,975 during the year ended  December 31, 2014 (2013 – paid or accrued $42,500).

As at December 31, 2014 and 2013, the following amounts are due to related parties:

		2014	2013
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$129,592	$ nil
	Short-term loans	$20,000	$ nil
	Convertible note payable	$100,000	$ nil

Susan Woodward (CFO)	Accounts payable and accrued liabilities	$12,000	$ nil

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand. Amounts included in short-term loans and convertible note payable have terms disclosed in Notes 5 and 6 respectively.

Note 13. Subsequent Events

Subsequent to the year ended December 31, 2014, the Company:

a)	Received a full Revocation Order from the BCSC in regards to its previously implemented CTO (Note 1). The Company was also required to pay a fine totaling $10,000, half of which is to be paid by the Company’s former CEO and CFO.
b)	Entered into a directorship agreement effective February 25, 2015 with a newly appointed director of the Company. Pursuant to the agreement, the director was issued 1,000,000 shares of common stock as an engagement fee and will be entitled to a compensatory service fee. The director is also entitled to 1,000,000 stock options on signing, with each stock option exercisable into a common share at a price of $0.05 for a period of 3 years. All of the stock options will vest 10 days following the grant.
c)	Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $10,000 on signing and $5,000 per month for an initial term of 1 year for providing research and development services. The consultant is also entitled to 5,000,000 stock options within 30 days of the consulting agreement, with each stock option exercisable into a common share at a price of $0.04 for a period of 5 years. The stock options will vest at the rate of 25% every 3 months over the term of the agreement.
d)	Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $2,700 per month for an initial term of 1 year for providing public relation services. The consultant is also entitled to 400,000 shares of common stock, which will be issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement. The consultant is also entitled to 1,000,000 stock options on signing, with each stock option exercisable into a common share at a price of $0.10 for a period of 5 years. The stock options will vest at the rate of 25% every 3 months over the term of the agreement.
e)	Issued 3,840,000 shares of common stock pursuant to a settlement agreement completed on March 2, 2015 with a convertible note holder (Notes 6 and 11).
f)	Entered into a subscription agreement on March 3, 2015 with the Company’s President and CEO whereby the Company issued a total of 15,000,000 shares of common stock at a price of $0.025 per share for proceeds of $375,000.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 13. Subsequent Events (cont'd...)

g)	Cancelled 250,000 shares of common stock that were returned to treasury. The shares had been issued in error and the Company had accounted for the return as “Common stock to be returned to treasury” as at December 31, 2014 (Note 11).
h)	Issued 250,000 shares of common stock pursuant to a stock subscription received during the year ended December 31, 2010 (Note 11).
i)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2015. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 plus 2.5% of the aggregate transaction value of the change of control.
j)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company’s CFO whereby she will be compensated at a monthly fee of $4,000 for services through to December 31, 2018 ($4,000 per month for fiscal 2015, then increased by not less than 5% each year thereafter). She is also entitled (as of February 26, 2015) to 4,000,000 stock options exercisable into common shares of the Company for a period of 5 years at a price of $0.04 per share. The options will vest monthly in tranches of 400,000 over 10 months. She will also be entitled to as additional 2,000,000 stock options exercisable for a period of 2 years at a price of $0.04 per share that will vest only upon a change in control. If terminated without cause, the agreement also stipulates a termination fee that would pay the Company’s CFO three times her monthly consulting fee in effect as of the date of termination or if terminated without cause after January 1, 2016, six times her monthly consulting fee in effect as of the date of termination. In the case of termination upon a change of control event, the termination fee would be equal to two times the amount that she would receive as if terminated without cause.
k)	The Company entered into an Assignment of Patents and Patent Application effective January 1, 2015 (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of 25,000 Euros. The amount was paid subsequently.
l)	Entered into subscription agreements in March 2015 whereby the Company issued a total of 2,500,000 shares of common stock at a price of $0.05 per share for proceeds of $125,000.
m)	Entered into subscription agreements in April 2015 whereby the Company will issue a total of 1,937,500 shares of common stock at a price of $0.08 per share for proceeds of $155,000.
n)	Entered into a royalty agreement on March 23, 2015 with the Governors of the University of Alberta (the “University”) whereby the University had developed certain intellectual property (the “Patent Rights”) in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Patent Rights to the Company in return for 5% of any future gross revenues (the “Royalty”) derived from products arising from the Patent Rights. The Company will have the right and option for two years from the earlier of the first date that the University publishes its research related to the Patent Rights or September 1, 2015 to buy out all of the University’s Royalty for consideration of the aggregate sum of CDN $5,000,000.