Form 10-Q
period 2015-03-31
ProtoKinetix, Inc.
filed 2015-05-20
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR
☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number:

PROTOKINETIX, INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9176 South Pleasants Highway
St. Marys, West Virginia 26170
(Address of principal executive offices)

304-299-5070
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

As of May 20, 2015, there were 199,939,933 shares of ProtoKinetix, Incorporated that were issued and outstanding.

PROTOKINETIX, INCORPORATED
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statements of Stockholders’ Deficiency	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4. Controls and Procedures.	21

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.	22

Item 1A. Risk Factors.	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3. Defaults Upon Senior Securities.	23

Item 4. Mine Safety Disclosures.	23

Item 5. Other Information.	23

Item 6. Exhibits.	23

Signatures.	24

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$130,652	$317
Accounts receivable (Note 4)	5,928	5,497
Prepaid expenses and deposits	1,454	-
Total current assets	138,034	5,814

Intangible assets (Note 5)	30,000	-

Total assets	$168,034	$5,814
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$176,361	$270,893
Short-term loans (Note 6)	-	63,250
Convertible note payable (Note 7)	100,000	100,000
Total current liabilities	276,361	434,143
Stockholders' Deficiency
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 198,002,433 and 175,662,433 shares issued and outstanding as at March 31, 2015 and December 31, 2014 respectively (Note 11)	1,057	939
Common stock issuable; nil and 3,840,000 shares as at March 31, 2015 and December 31, 2014 respectively (Note 11)	-	20
Stock subscription received in advance (Note 11)	-	25,000
Common stock to be returned to treasury (Note 11)	-	(25,000)
Additional paid-in capital	25,996,578	25,411,550
Accumulated deficit	(26,105,962)	(25,840,838)
Total stockholders’ deficiency	(108,327)	(428,329)
Total liabilities and stockholders’ deficiency	$168,034	$5,814

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments (Note 13)
Subsequent Events (Note 14)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	Three months ended March 31, 2015	Three months ended March 31, 2014

EXPENSES
Consulting fees (Note 12)	$50,000	$45,300
General and administrative	38,859	14,072
Interest	1,973	9,600
Professional fees (Note 12)	74,324	3,500
Share-based compensation (Note 8)	41,126	-
Research and development	53,000	12,875

	(259,282)	(85,347)

OTHER EXPENSE
Foreign exchange loss	(5,842)	-

Net loss for the period	$(265,124)	$(85,347)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	182,277,544	166,446,322

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
For the Period from December 31, 2014 to March 31, 2015

	Common Stock		Common Stock		Additional	Stock Subscriptions	Common stock to be
	Shares	Amount	Issuable shares	Amount	paid-in capital	received in advance	returned to treasury	Accumulated deficit	Total

Balance, December 31, 2014	175,662,433	$939	3,840,000	$20	$25,411,550	$25,000	$(25,000)	$(25,840,838)	$(428,329)

Issuance of common stock for services	1,000,000	5	-	-	39,995	-	-	-	40,000

Issuance of common stock to settle convertible note payable and accrued interest	3,840,000	20	(3,840,000)	(20)	-	-	-	-	-

Issuance of common stock pursuant to private placement offering	15,000,000	80	-	-	374,920	-	-	-	375,000

Issuance of common stock pursuant to private placement offering	2,500,000	13	-	-	124,987	-	-	-	125,000

Common stock returned to treasury	(250,000)	(1)	-	-	(24,999)	-	25,000	-	-

Issuance of common stock pursuant to private placement offering	250,000	1	-	-	24,999	(25,000)	-	-	-

Fair value of compensatory options issued	-	-	-	-	41,126	-	-	-	41,126

Contribution of services	-	-	-	-	4,000	-	-	-	4,000

Net loss for the period	-	-	-	-	-	-	-	(265,124)	(265,124)

Balance, March 31, 2015	198,002,433	$1,057	-	$-	$25,996,578	$-	$-	$(26,105,962)	$(108,327)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	Three months ended March 31, 2015	Three months ended March 31, 2014

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(265,124)	$(85,347)
Adjustments to reconcile net loss to cash used in operating activities:
Accretion of short-term loan	-	1,100
Issuance and amortization of common stock for services	40,000	5,000
Fair value of compensatory warrants granted	-	40,300
Share-based compensation	41,126	-
Contribution of services	4,000	-

Changes in operating assets and liabilities:
Accounts receivable	(431)
Prepaid expenses and deposits	(1,454)	12,876
Accounts payable and accrued liabilities	75,468	(26,270)

Net cash used in operating activities	(106,415)	(52,341)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible asset	(30,000)	-

Net cash from investing activities	(30,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loan proceeds (repayments)	(63,250)	1,000
Issuance of common stock for cash	330,000	-
Share subscriptions received in advance	-	50,000

Net cash from financing activities	266,750	51,000

Net change in cash	130,335	(1,341)

Cash, beginning of period	317	3,065

Cash, end of period	$130,652	$1,724

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplementary information – non-cash transactions:

Common stock issued for consulting services	$40,000	$1,000
Common stock issued to settle short-term loans	-	25,000
Common stock returned to treasury	25,000	-
Common stock issued for past subscriptions	25,000	-
Short-term loans converted to accounts payable	-	60,250

See Notes to Financial Statements
PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2015

Note 1.  Basis of Presentation – Going Concern Uncertainties

ProtoKinetix, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

The Company is currently researching the benefits and feasibility of synthesized Antifreeze Glycoproteins ("AFGP") or anti-aging glycoproteins, trademarked AAGP™.  During the three month period ended March 31, 2015, the Company acquired certain patents and rights for cash consideration of 25,000 Euros (Note 5).

A Cease Trade Order (“CTO”) was issued in respect of the Company’s securities by the British Columbia Securities Commission (“BCSC”) on May 9, 2013 based on the Company’s failure to file annual financial statements for the year ended December 31, 2012 by the deadline of April 1, 2013. The Company has since completed all of the required filings for annual and interim periods and received a full Revocation Order from the BCSC during the three month period ended March 31, 2015.

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2015.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed April 14, 2015, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2015

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

Level 1 inputs are used to measure cash. At March 31, 2015 there were no other assets or liabilities subject to additional disclosure.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 12,200,000 (2014 – 5,200,000) outstanding warrants and debt convertible into 400,000 (2014 – 400,000) common shares ($100,000 convertible note payable with a $0.25 conversion price) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2015

Note 2. Summary of Significant Accounting Policies (cont'd...)

Share-Based Compensation (cont'd…)

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2015

Note 3.  Sales Agreement with Intrepid Innovations Corporation (cont'd...)

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

Note 5. Intangible Assets

During the three month period ended March 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of 25,000 Euros (paid).

No amortization expense was recorded on the Company’s intangible assets during the three month period ended March 31, 2015 as the amount was insignificant.

Note 6.   Short-Term Loans

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

The loan was settled in August 2014 for $23,500 (Note 7), and total accretion for the year ended December 31, 2014 was $2,630 (2013 - $733), while accrued interest on the loan principal totaled $7,653 as at the settlement date. A gain on settlement of $3,116 was recognized based on a settlement payment made totaling $23,500 (Note 7).

A total of $60,250 in short-term loans were paid directly by the Company’s CEO. The amount was owing to the CEO and had been included in accounts payable and accrued liabilities as at December 31, 2014 as no formal loan agreements had been completed. These amounts were settled as part of the financing detailed in Note 11(c).

The remainder of the short-term loans in the amount of $nil (December 31, 2014 - $63,250) are unsecured, non-interest bearing and are repayable on demand.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2015

Note 7.  Convertible Note Payable

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

During the year ended December 31, 2014, the Company and the corporation commenced discussions in regards to the settlement of the convertible note. A settlement agreement was finalized during the three month period ended March 31, 2015, but the Company has accounted for the transaction as at December 31, 2014. The settlement agreement stipulated that the convertible note plus accrued interest of $84,000 (included in accounts payable and accrued liabilities as at December 31, 2014) was to be settled through the issuance of 3,840,000 shares of the Company’s common stock. The fair value of the shares was determined to be $192,000 ($0.05 per share) and the Company recognized a gain on settlement in the amount of $192,000 as at December 31, 2014. The settlement agreement also stipulated the payment of $161,750 to the corporation to settle other amounts included in accounts payable and accrued liabilities and short-term loans, all of which has been paid as at March 31, 2015.

On June 17, 2014, the Company executed a loan agreement under which the Company issued to a related party an 8% convertible promissory note in exchange for an initial amount of $10,000, with the ability to be increased to $100,000.  During the year ended December 31, 2014, additional amounts totaling $90,000 were advanced, $23,500 of which was paid directly to settle certain short-term loans outstanding (Note 6). The note holder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period.  The note is due and payable no later than December 31, 2015, and is convertible into shares of the Company's common stock at $0.25 per share.  No beneficial conversion feature was applicable to this convertible note.

Note 8.  Share-Based Compensation

The Company does not have a Stock Incentive Plan in place as at March 31, 2015 and December 31, 2014. During the three month period ended March 31, 2015, the Company issued shares of common stock to non-employee consultants for services rendered as follows:

2015	Number of Shares	Value per Share	Total

February 2015	1,000,000	$0.04	$40,000
	1,000,000		$40,000

During the three month period ended March 31, 2015, the Company recognized $41,126 in share-based compensation expense associated with stock options granted (Note 9).

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2015

Note 9.  Stock Options

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2014	-	-	-
Options granted	13,000,000	0.04	0.03
Outstanding, March 31, 2015	13,000,000	0.04	0.03	4.25

The fair values of the stock options granted during the three month period ended March 31, 2015 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

For the three month period ended March 31, 2015
Risk-free interest rate	0.81%
Dividend yield	0.00%
Expected stock price volatility	125.00%
Expected forfeiture rate	0.00%
Expected life	4.81 years

The following nonqualified stock options were outstanding and exercisable at March 31, 2015:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
			$
February 25, 2017	0.04	2,000,000	-
February 24, 2018	0.05	1,000,000	1,000,000
February 25, 2020	0.04	4,000,000	400,000
February 28, 2020	0.04	5,000,000	1,250,000
March 12, 2016	0.10	1,000,000	-
		13,000,000	2,650,000

As at March 31, 2015, the aggregate intrinsic value of the Company's outstanding stock options is $710,000 (2014 - $Nil).

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2015

Note 10.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2014	5,200,000	$0.09
Expired	(2,500,000)	$0.05
Balance, March 31, 2015	2,700,000	$0.13

The following warrants were outstanding and exercisable as at March 31, 2015:

Number of Warrants	Exercise Price	Expiry Date
1,600,000	0.10	January 1 , 2016
300,000	0.05	January 1 , 2016
300,000	0.15	January 1 , 2016
500,000	0.25	November 8, 2018
2,700,000

Note 11.  Stockholders’ Deficiency

The Company is authorized to issue 400,000,000 (2014 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2015 (2014 - $nil).

During the three month period ended March 31, 2015, the Company:

a)	Issued 1,000,000 shares of common stock with a fair value of $40,000 ($0.04 per share) pursuant to a directorship agreement entered into on February 25, 2015 (Note 12).

b)	Issued 3,840,000 shares of common stock with a fair value of $192,000 ($0.05 per share) pursuant to a settlement agreement completed on March 2, 2015 with a convertible note holder (Note 7).

c)	Issued 15,000,000 shares of common stock at $0.025 per share pursuant to a stock subscription agreement with the Company’s President and CEO. The proceeds of $375,000 were offset by certain amounts owing to the President and CEO as previously included in accounts payable and accrued liabilities and short-term loans (Note 6). The remaining proceeds of $205,000 were received in cash during the three months ended March 31, 2015.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2015

Note 11.  Stockholders’ Deficiency (cont'd…)

d)	Issued 2,500,000 shares of common stock to two investors (one of which was the President and CEO of the Company) at $0.05 per share for gross proceeds of $125,000.

e)	Cancelled 250,000 shares of common stock that were returned to treasury. The shares had been issued in error and the Company had accounted for the return as “Common stock to be returned to treasury” as at December 31, 2014.

f)	Issued 250,000 shares of common stock pursuant to a stock subscription received during the year ended December 31, 2010.

Note 12. Related Party Transactions and Balances

During the three month period ended March 31, 2015, the Company:

a)
Entered into a directorship agreement effective February 25, 2015 with a newly appointed director of the Company. Pursuant to the agreement, the director was issued 1,000,000 shares of common stock as an engagement fee (Note 11) and will be entitled to a compensatory service fee. The director was also granted a 3-year option to purchase 1,000,000 shares of common stock (Note 9) at a price of $0.05 per share.

During the three month period ended March 31, 2015, the director provided $4,000 in contributed services, which were recorded as professional fees against additional paid-in capital.

Subsequent to the three month period ended March 31, 2015, this director resigned from the board but has been appointed to the Company’s Business and Scientific Advisory Board as a consultant.

b)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2015. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 plus 2.5% of the aggregate transaction value of the change of control.

c)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company’s CFO whereby she will be compensated at a monthly fee of $4,000 for services through to December 31, 2018 ($4,000 per month for fiscal 2015, then increased by not less than 5% each year thereafter). A total of $12,000 was paid or accrued to the Company’s CFO during the three month period ended March 31, 2015 (2014 - $nil).

She was granted (as of February 26, 2015) a 5-year option to purchase 4,000,000 shares of common stock (Note 9) at a price of $0.04 per share. The options vest monthly in tranches of 400,000 over 10 months. She was also granted an additional 2-year option to purchase 2,000,000 shares of common stock at a price of $0.04 per share that will vest only upon a change in control. If terminated without cause, the agreement also stipulates a termination fee that would pay the Company’s CFO three times her monthly consulting fee in effect as of the date of termination or if terminated without cause after January 1, 2016, six times her monthly consulting fee in effect as of the date of termination. In the case of termination upon a change of control event, the termination fee would be equal to two times the amount that she would receive as if terminated without cause.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2015

Note 12. Related Party Transactions and Balances (cont'd…)

As at March 31, 2015 and December 31, 2014, the following amounts are due to related parties:

		March 31, 2015	December 31, 2014
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$43,477	$129,592
Short-term loans		$ nil	$20,000
Convertible note payable		$100,000	$100,000

Susan Woodward (CFO)	Accounts payable and accrued liabilities	$nil	$12,000

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand. Amounts included in short-term loans and convertible note payable have terms disclosed in Notes 6 and 7 respectively.

Note 13. Commitments

During the three month period ended March 31, 2015, the Company:

a)	Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $10,000 on signing (paid) and $5,000 per month for an initial term of 1 year for providing research and development services. The consultant has also been granted a 5-year option to purchase 5,000,000 shares of common stock (Note 9), at a price of $0.04. The stock options vest at the rate of 25% every 3 months.

b)	Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $2,700 per month for an initial term of 1 year for providing public relation services. The consultant is also entitled to 400,000 shares of common stock, which will be issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement. The consultant was also granted 400,000 shares of common stock, which will be issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement. The consultant was also granted a 5-year option to purchase 1,000,000 shares of common stock (Note 9), at a price of $0.10. The stock options vest at the rate of 25% every 3 months over the term of the agreement.

c)	Entered into a royalty agreement with the Governors of the University of Alberta (the “University”) whereby the University had developed certain intellectual property (the “Patent Rights”) in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Patent Rights to the Company in return for 5% of any future gross revenues (the “Royalty”) derived from products arising from the Patent Rights. The Company will have the right and option for two years from the earlier of the first date that the University publishes its research related to the Patent Rights or September 1, 2015 to buy out all of the University’s Royalty for consideration of the aggregate sum of CDN $5,000,000.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2015

Note 14. Subsequent Events

Subsequent to the three month period ended March 31, 2015, the Company:

a)	Issued a total of 1,937,500 shares of common stock for gross proceeds of $155,000 ($0.08 per share).
b)
Entered into a Technology Transfer Agreement on or about April 22, 2015 between the Company and Grant Young for the assignment of Mr. Young's portion of certain patents and all rights associated therewith (the "Patent Rights").  In exchange for the Patent Rights, Mr. Young will receive $10,000 in cash and a five-year warrant to purchase 6,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
The information discussed in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 and 2014, and our financial condition, liquidity and capital resources as of March 31, 2015 and December 31, 2014 as well as some statements in press releases and some oral statements of the Company’s officers during presentations about the Company include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, among others:
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
Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC and in Part II, Item 1A of this Quarterly Report.  For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Business Overview

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

Results of Operations

The following table shows selected financial data and operating results for the periods noted.  Following the table, please see management’s discussion of significant changes.

	For the Three Months Ended
	March 31,
	2015	2014

Sales	$-	$-
Cost of sales	-	-
Gross (loss) profit	-	-
Operating Expenses
Consulting Fees	$50,000	$45,300
General and Administrative	38,859	14,072
Interest Expense	1,973	9,600
Professional Fees	74,324	3,500
Research and Development	53,000	12,875
Share Based Compensation	41,126
Total operating expenses	259,282	85,347
Loss from Operations	(259,282)	(85,347)

Other Expense
Foreign Exchange Loss	(5,842)	-
Total other expenses	(5,842)	-

Other Income
Total other income	-	-
Net Loss	$(265,124)	$(85,347)

Revenues

We had no revenues for the three month period ended March 31, 2015 and 2014.

Gross profit and expenses

The Company’s net loss was $265,124 for the three month period ended March 31, 2015 compared to $85,347 for the three month period ended March 31, 2014.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior three month period ended March 31, 2014 include:

•
Consulting fees increased by $4,700 from $45,300 to $50,000 primarily as a result of entering into a consulting agreement with the Company’s CFO and consulting agreements with two separate persons for scientific consulting services and public relations services in 2015.

•
General and administrative expenses increased by $24,787 from $14,072 to $38,859 primarily as a result of an increase in travel expenses associated with the office relocation, the lifting of the Cease Trade Order in British Columbia (the “CTO”) and the changing of the management of the Company.

•
Professional fees increased by $70,824 from $3,500 to $74,324 primarily as a result of an increase in activity with our independent accountants as well as an increase in legal fees associated with the CTO.

•	Share-Based Compensation increased by $41,126 from $0 to $41,126 primarily as a result of consulting contracts being entered into for the current year.
•	Research and Development increased by $40,125 from $12,875 to $53,000 primarily as a result of management’s intention to move the Company forward in the development of the AAGP module.

Our expenses for the three month period ended March 31, 2015 were $259,282 which included $74,324 in professional expenses. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  These professional consulting fees amounted to $50,000 with an additional $41,126 accrued for share-based compensation.  The Company also incurred total research and development expenses of $53,000 and general and administrative costs of $38,859 during the three month period ended March 31, 2015.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014

Cash	$130,652	$1,724

Working Capital Deficiency	$(138,327)	$(588,197)

At March 31, 2015, we had $130,652 in cash and $138,034 in total current assets.  As of March 31, 2015 we had a working capital deficiency position of $138,327.  Although as of the date of this Quarterly Report we believe we have sufficient capital to meet cash flow projections and carry forward our business objectives, there can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Three Months ended March 31, 2015 and 2014

Net Cash Used in Operating Activities

During the three months ended March 31, 2015, net cash used in operating activities increased by $54,074 from $52,341 to $106,415 for the three months ended March 31, 2014 and 2015, respectively.  This increase was predominantly due to an increase in cash-based expenditures as well as the Company’s efforts to reduce historical accounts payable and accrued liabilities concurrent with the partial change in management completed in the fourth quarter of 2014 and subsequent to year end.

Net Cash Used in Investing Activities

During the three months ended March 31, 2015, net cash used in investing activities increased by $30,000 from $0 to $30,000 for the three months ended March 31, 2014 and 2015, respectively.  This increase was predominantly due to the Company acquiring a Patent Assignment from INSA.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2015, net cash provided by financing activities increased by $215,750 from $51,000 to $266,750 for the three months ended March 31, 2014 and 2015, respectively due to an increase in private placements.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this Form 10-Q.

While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived there from have been identified as being critical.

Stock-Based Compensation

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2015.

Contractual Obligations

As a smaller reporting company as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, and as filed with the SEC on April 14, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “1934 Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of March 31, 2015 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

The Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on April 14, 2015, which risk factors are incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than already reported, there have been no unregistered sales of equity securities during the three months ended March 31, 2015.

On or about May 1, 2015, we issued 1,937,500 shares of common stock at a price of $0.08 per share for gross proceeds of $155,000 pursuant to a private placement with accredited investors.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) and 4(a)(5) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D was filed on May 4, 2015.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.
Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
10.1	Assignment of Patents and Patent Application between the Company and Institut National des Sciences Appliquées de Rouen dated January 5, 2015[2]
10.2	Settlement and Indemnity Agreement by and between the Company and Standard Bankcorp Inc. and Mark Ralston dated March 2, 2015[2]
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated March 30, 2015[2]
10.4	Consulting Agreement between the Company and Susan M. Woodward, dated March 30, 2015[2]
10.5	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[2]
10.6	Technology Transfer Agreement between the Company and Grant Young, dated April 22, 2015*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
*	Filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2015	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Susan M. Woodward
Susan M. Woodward
Chief Financial Officer