Form 10-Q
period 2015-06-30
ProtoKinetix, Inc.
filed 2015-08-14
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

304-299-5070
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

As of August 10, 2015, there were 201,914,933 shares of ProtoKinetix, Incorporated that were issued and outstanding.

PROTOKINETIX, INCORPORATED
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statement of Stockholders' Deficiency	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Mine Safety Disclosures	23

Item 5. Other Information	23

Item 6. Exhibits	24

Signatures	24

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$114,402	$317
Accounts receivable (Note 4)	7,895	5,497
Prepaid expenses and deposits	880	-
Total current assets	123,177	5,814

Intangible assets (Note 5)	65,000	-

Total assets	$188,177	$5,814
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$112,467	$270,893
Short-term loans (Note 6)	-	63,250
Convertible note payable (Note 7)	100,000	100,000
Total current liabilities	212,467	434,143
Stockholders' Deficiency
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 200,664,933 and 175,662,433 shares issued and outstanding as at June 30, 2015 and December 31, 2014 respectively (Note 11)	1,072	939
Common stock issuable; nil and 3,840,000 shares as at June 30, 2015 and December 31, 2014 respectively (Note 11)	-	20
Stock subscription received in advance (Note 11)	-	25,000
Common stock to be returned to treasury (Note 11)	-	(25,000)
Additional paid-in capital	26,367,680	25,411,550
Accumulated deficit	(26,393,042)	(25,840,838)
Total stockholders' deficiency	(24,290)	(428,329)
Total liabilities and stockholders' deficiency	$188,177	$5,814

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments (Note 13)
Subsequent Events (Note 14)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Six Months Ended June 30, 2015 and 2014

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

EXPENSES
Consulting fees (Note 12)	$-	$3,978	$50,000	$49,278
General and administrative	42,691	49,000	81,550	63,072
Interest	1,996	9,600	3,969	19,200
Professional fees (Note 12)	96,199	6,769	170,523	10,269
Share-based compensation	132,117	-	173,243	-
Research and development	19,120	-	72,120	12,875

	(292,123)	(69,347)	(551,405)	(154,694)

OTHER EXPENSE
Foreign exchange gain (loss)	5,043	-	(799)	-

Net loss for the period	$(287,080)	$(69,347)	$(552,204)	$(154,694)

Net loss per common share (basic and diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	199,308,477	171,697,598	190,840,057	169,086,466

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)
For the Period from December 31, 2014 to June 30, 2015

	Common Stock		Common Stock		Additional	Stock Subscriptions received	Common stock to be returned
	Shares	Amount	Issuable shares	Amount	paid-in capital	in advance	to treasury	Accumulated deficit	Total

Balance, December 31, 2014	175,662,433	$939	3,840,000	$20	$25,411,550	$25,000	$(25,000)	$(25,840,838)	$(428,329)

Issuance of common stock for services	1,000,000	5	-	-	39,995	-	-	-	40,000

Issuance of common stock to settle convertible note payable and accrued interest	3,840,000	20	(3,840,000)	(20)	-	-	-	-	-

Issuance of common stock pursuant to private placement offering	15,000,000	80	-	-	374,920	-	-	-	375,000

Issuance of common stock pursuant to private placement offering	2,500,000	13	-	-	124,987	-	-	-	125,000

Common stock returned to treasury	(250,000)	(1)	-	-	(24,999)	-	25,000	-	-

Issuance of common stock pursuant to private placement offering	250,000	1	-	-	24,999	(25,000)	-	-	-

Fair value of compensatory options issued	-	-	-	-	173,243	-	-	-	173,243

Contribution of services	-	-	-	-	6,000	-	-	-	6,000

Issuance of common stock pursuant to private placement offering	1,937,500	11	-	-	154,989		-	-	155,000

Issuance of common stock pursuant to private placement offering	625,000	3	-	-	49,997		-	-	50,000

Issuance of common stock for services	100,000	1	-	-	6,999	-	-	-	7,000

Fair value of compensatory warrants issued	-	-	-	-	25,000	-	-	-	25,000

Net loss for the period	-	-	-	-	-	-	-	(552,204)	(552,204)

Balance, June 30, 2015	200,664,933	$1,072	-	$-	$26,367,680	$-	$-	$(26,393,042)	$(24,290)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2015 and 2014

	Six months ended June 30, 2015		Six months ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(552,204)	$(154,694)
Adjustments to reconcile net loss to cash used in operating activities:
Accretion of short-term loan		-	2,200
Issuance and amortization of common stock for services		47,000	8,667
Fair value of compensatory warrants granted		173,243	40,300
Contribution of services		6,000	-

Changes in operating assets and liabilities:
Accounts receivable		(2,398)	(1,156)
Prepaid expenses and deposits		(880)	12,874
Accounts payable and accrued liabilities		61,574	(44,454)

Net cash used in operating activities		(267,665)	(136,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on sale			30,000
Purchase of intangible asset		(40,000)	-

Net cash provided by (used in) investing activities		(40,000)	30,000

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible note proceeds			10,000
Short-term loan settlement		(63,250)	-
Issuance of common stock for cash		485,000	100,000

Net cash provided by (used in) financing activities		421,750	110,000

Net change in cash		114,085	3,737

Cash, beginning of period		317	3,065

Cash, end of period		$114,402	$6,802

Cash paid for interest	$		$-

Cash paid for income taxes	$		$-

Supplementary information – non-cash transactions:
Common stock issued for consulting services		$47,000	$-
Common stock issued to settle short-term loans		-	25,000
Common stock returned to treasury		25,000	-
Common stock issued for past subscriptions		25,000	-
Fair value of warrants issued for intangible assets		25,000	-

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2015

Note 1.  Basis of Presentation – Going Concern Uncertainties

ProtoKinetix, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

The Company is currently researching the benefits and feasibility of synthesized Antifreeze Glycoproteins ("AFGP") or anti-aging glycoproteins, trademarked AAGP™.  During the six month period ended June 30, 2015, the Company acquired certain patents and rights for cash consideration of 25,000 Euros, as well as other patent rights for cash consideration of $10,000 and 6,000,000 share purchase warrants with a fair value of $25,000 (Note 5).

A Cease Trade Order ("CTO") was issued in respect of the Company's securities by the British Columbia Securities Commission ("BCSC") on May 9, 2013 based on the Company's failure to file annual financial statements for the year ended December 31, 2012 by the deadline of April 1, 2013. The Company has since completed all of the required filings for annual and interim periods and received a full Revocation Order from the BCSC during the six month period ended June 30, 2015.

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2015.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K, filed April 14, 2015, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2015

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

The Company measures the fair value of financial assets and liabilities pursuant to ASC 820 "Fair Value Measurements and Disclosures" which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Level 1 inputs are used to measure cash. At June 30, 2015 there were no other assets or liabilities subject to additional disclosure.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 13,000,000 stock options (2014 – nil), 8,700,000 outstanding warrants (2014 – 5,200,000)  and debt convertible into 1,250,000 common shares (2014 – 400,000)  ($100,000 convertible note payable with a $0.08 conversion price) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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
June 30, 2015

Note 2. Summary of Significant Accounting Policies (cont'd...)

Share-Based Compensation (cont'd…)

The Company accounts for stock compensation arrangements with non-employees in accordance with FASB Codification 505 – 50 "Equity-Based Payments to Non-Employees", which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessment of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The requirement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

Note 3.  Sales Agreement with Intrepid Innovations Corporation

During the year ended December 31, 2013, the Company entered into an agreement with Intrepid Innovations Corporation ("Intrepid") to sell the exclusive rights for the application of the AAGP™ molecule. The total purchase price for the exclusive rights to the application was $2,500,000 and was to be paid as follows:

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
June 30, 2015

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

Note 5. Intangible Assets

During the six month period ended June 30, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of 25,000 Euros (paid).

During the six month period ended June 30, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Rights").  In exchange for the Patent Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years.  The Patent Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration.

The remaining 50% ownership of the Patent Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty further discussed in Note 13(c).

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

The loan was settled in August 2014 for $23,500 (Note 7), and total accretion for the year ended December 31, 2014 was $2,630, while accrued interest on the loan principal totaled $7,653 as at the settlement date. A gain on settlement of $3,116 was recognized based on a settlement payment made totaling $23,500 (Note 7).

A total of $60,250 in short-term loans were paid directly by the Company's CEO. The amount is now owing to the CEO and has been included in accounts payable and accrued liabilities as at December 31, 2014 as no formal loan agreements had been completed. These amounts were settled as part of the financing detailed in Note 11(c).

The remainder of the short-term loans in the amount of $nil (December 31, 2014 - $63,250) are unsecured, non-interest bearing and are repayable on demand.

PROTOKINETIX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2015

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

During the year ended December 31, 2014, the Company and the corporation commenced discussions in regards to the settlement of the convertible note. A settlement agreement was finalized during the six month period ended June 30, 2015, but the Company has accounted for the transaction as at December 31, 2014. The settlement agreement stipulated that the convertible note plus accrued interest of $84,000 (included in accounts payable and accrued liabilities as at December 31, 2014) was to be settled through the issuance of 3,840,000 shares of the Company's common stock. The fair value of the shares was determined to be $192,000 ($0.05 per share) and the Company recognized a gain on settlement in the amount of $192,000 as at December 31, 2014. The settlement agreement also stipulated the payment of $161,750 to the corporation to settle other amounts included in accounts payable and accrued liabilities and short-term loans, all of which has been paid as at June 30, 2015.

On June 17, 2014, the Company executed a loan agreement under which the Company issued to a related party an 8% convertible promissory note in exchange for an initial amount of $10,000, with the ability to be increased to $100,000.  During the year ended December 31, 2014, additional amounts totaling $90,000 were advanced, $23,500 of which was paid directly to settle certain short-term loans outstanding (Note 6).  The note holder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period.  The note is due and payable no later than December 31, 2015, and is convertible into shares of the Company's common stock at $0.25 per share.  No beneficial conversion feature was applicable to this convertible note.  On July 1, 2015, the Company's board of directors approved an adjustment to the conversion price from $0.25 to $0.08.  Subsequent to the six month period ended June 30, 2015 the note was converted (Note 14).

Note 8.  Share-Based Compensation

During the six month period ended June 30, 2015, the Company issued shares of common stock to non-employee consultants for services rendered as follows:

2015	Number of Shares	Value per Share	Total
February 2015	1,000,000	0.04	40,000
June 2015	100,000	$0.07	$7,000
Total, June 30, 2015	1,100,000		$47,000

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2015

Note 9.  Stock Options

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2014	-	-	-
Options granted (not pursuant to Plan)	13,000,000	0.04	0.03
Outstanding, June 30, 2015	13,000,000	0.04	0.03	4.0

The fair values of the stock options granted during the six month period ended June 30, 2015 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

For the six month period ended June 30, 2015
Risk-free interest rate	0.81%
Dividend yield	0.00%
Expected stock price volatility	125.00%
Expected forfeiture rate	0.00%
Expected life	4.81 years

The following non-qualified stock options were outstanding and exercisable at June 30, 2015:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
			$
March 12, 2016	0.10	1,000,000	250,000
February 25, 2017	0.04	2,000,000	-
February 24, 2018	0.05	1,000,000	1,000,000
February 25, 2020	0.04	4,000,000	1,600,000
February 28, 2020	0.04	5,000,000	2,500,000

		13,000,000	5,350,000

As at June 30, 2015, the aggregate intrinsic value of the Company's outstanding stock options is $350,000 (2014 - $nil).

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2015

Note 10.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2014	5,200,000	$0.09
Issued	6,000,000	$0.10
Expired	(2,500,000)	$0.05
Balance, June 30, 2015	8,700,000	$0.11

The following warrants were outstanding and exercisable as at June 30, 2015:

Number of Warrants	Exercise Price	Expiry Date
1,600,000	0.10	January 1 , 2016
300,000	0.05	January 1 , 2016
300,000	0.15	January 1 , 2016
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
8,700,000

Note 11.  Stockholders' Deficiency

The Company is authorized to issue 400,000,000 (2014 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2015 (2014 - $nil).

During the six month period ended June 30, 2015, the Company:

a)	Issued 1,000,000 shares of common stock with a fair value of $40,000 ($0.04 per share) pursuant to a directorship agreement entered into on February 25, 2015 (Note 12).
b)	Issued 3,840,000 shares of common stock with a fair value of $192,000 ($0.05 per share) pursuant to a settlement agreement completed on March 2, 2015 with a convertible note holder (Note 7).
c)
Issued 15,000,000 shares of common stock at $0.025 per share pursuant to a stock subscription agreement with the Company's President and CEO. The proceeds of $375,000 were offset by certain amounts owing to the President and CEO as previously included in accounts payable and accrued liabilities and short-term loans (Note 6). The remaining proceeds of $205,000 were received in cash during the six months ended June 30, 2015.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2015
Note 11.  Stockholders' Deficiency (cont'd…)

d)	Issued 2,500,000 shares of common stock to two investors (one of which was the President and CEO of the Company) at $0.05 per share for gross proceeds of $125,000.
e)
Cancelled 250,000 shares of common stock that were returned to treasury. The shares had been issued in error and the Company had accounted for the return as "Common stock to be returned to treasury" as at December 31, 2014.

f)	Issued 250,000 shares of common stock pursuant to a stock subscription received during the year ended December 31, 2010.
g)	Issued 1,250,000 shares of common stock at $0.08 per share for gross proceeds of $100,000 pursuant to a private placement offering.
h)	Issued 312,500 shares of common stock at $0.08 per share for gross proceeds of $25,000 pursuant to a private placement offering.
i)	Issued 375,000 shares of common stock at $0.08 per share for gross proceeds of $30,000 pursuant to a private placement offering.
j)
Issued 625,000 shares of common stock at a price of $0.08 per share pursuant to a stock subscription agreement with the Company's President and CEO.  The proceeds of $50,000 were offset in their entirety by certain amounts owing to the President and CEO as previously included in accounts payable and accrued liabilities.

k)	Issued 100,000 shares of common stock with a fair value of $7,000 ($0.07 per share) pursuant to a consulting agreement entered into on March 1, 2015 (Note 13)

Note 12. Related Party Transactions and Balances

During the six month period ended June 30, 2015, the Company:

a)	Entered into a directorship agreement effective February 25, 2015 with a newly appointed director of the Company. Pursuant to the agreement, the director was issued 1,000,000 shares of common stock as an engagement fee (Note 11) and will be entitled to a compensatory service fee. The director is also entitled to 1,000,000 stock options on signing (Note 9) exercisable into common shares of the Company for a period of 3 years at a price of $0.05 per share.

During the six month period ended June 30, 2015, the director provided $6,000 in contributed services, which were recorded as professional fees against additional paid-in capital.

During the six month period ended June 30, 2015, this director resigned from the board but has been appointed to the Company's Business and Scientific Advisory Board as a consultant.

b)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company's President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2015. The agreement also stipulates a termination fee that would pay the Company's President and CEO $100,000 if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 plus 2.5% of the aggregate transaction value of the change of control.

c)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company's CFO whereby she will be compensated at a monthly fee of $4,000 for services through to December 31, 2018 ($4,000 per month for fiscal 2015 , then increased by not less than 5% each June thereafter). A total of $24,000 was paid or accrued to the Company's CFO during the six month period ended June 30, 2015 (2014 - $nil).

She is also entitled (as of February 26, 2015) to 4,000,000 stock options (Note 9) exercisable into common shares of the Company for a period of 5 years at a price of $0.04 per share. The options vest monthly in tranches of 400,000 over 10 months. She will also be entitled to an additional 2,000,000 stock options exercisable for a period of 2 years at a price of $0.04 per share that will vest only upon a change in control. If terminated without cause, the agreement also stipulates a termination fee that would pay the Company's CFO three times her monthly consulting fee in effect as of the date of termination or if terminated without cause after January 1, 2016, six times her monthly consulting fee in effect as of the date of termination. In the case of termination upon a change of control event, the termination fee would be equal to two times the amount that she would receive as if terminated without cause.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2015

Note 12. Related Party Transactions and Balances (cont'd…)

As at June 30, 2015 and December 31, 2014, the following amounts are due to related parties:

		June 30, 2015		December 31, 2014
Clarence Smith (CEO)	Accounts payable and accrued liabilities		$7,271	$129,592
Short-term loans		$	nil	$20,000
Convertible note payable			$100,000	$100,000

Susan Woodward (CFO)	Accounts payable and accrued liabilities	$	nil	$12,000

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand. Amounts included in short-term loans and convertible note payable have terms disclosed in Notes 6 and 7 respectively.

Note 13. Commitments

During the six month period ended June 30, 2015, the Company:

a)	Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $10,000 on signing (paid) and $5,000 per month for an initial term of 1 year for providing research and development services. The consultant is also entitled to 5,000,000 stock options within 30 days of the consulting agreement (Note 9), with each stock option exercisable into a common share at a price of $0.04 for a period of 5 years. The stock options vested 25% on grant and 25% every 3 months thereafter.

b)	Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $2,700 per month for an initial term of 1 year for providing public relation services. The consultant is also entitled to 400,000 shares of common stock, which will be issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement. The consultant is also entitled to 1,000,000 stock options on signing (Note 9), with each stock option exercisable into a common share at a price of $0.10 for a period of 5 years. The stock options vest at the rate of 25% every 3 months over the term of the agreement.

c)	Entered into a royalty agreement with the Governors of the University of Alberta (the "University") whereby the University had developed certain intellectual property (the "Additional Patent Rights") in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Patent Rights to the Company in return for 5% of any future gross revenues (the "Royalty") derived from products arising from the Patent Rights. The Company will have the right and option for two years from the earlier of the first date that the University publishes its research related to the Patent Rights or September 1, 2015 to buy out all of the University's Royalty for consideration of the aggregate sum of CDN $5,000,000.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2015

Note 14. Subsequent Events

Subsequent to the six month period ended June 30, 2015, the Company:

a)	Entered into a director consulting agreement effective July 1, 2015 with a newly appointed director of the Company. Pursuant to the agreement, the director is entitled to 1,000,000 stock options exercisable into common shares of the Company at a price of $0.10 per share for a period of 2 years. The options vest monthly over the term of the agreement.

b)	Entered into a consulting agreement for business development services effective July 1, 2015. The consultant was granted 600,000 stock options exercisable into common shares of the Company at a price of $0.10 per share for a period of 3 years. The options vest monthly over the term of the agreement.

c)	Issued 1,250,000 shares of the Company's common stock at an adjusted conversion price of $0.08 per share to the Company's President and CEO on conversion of the $100,000 8% promissory note (Note 7).

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to "ProtoKinetix", "we", "our", "us" or the "Company" are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the six month period ended June 30, 2015 and 2014, and our financial condition, liquidity and capital resources as of June 30, 2015, and December 31, 2014.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases.  Although we believe that the expectations reflected in these forward looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, among others:

•	Our capital requirements and the uncertainty of being able to obtain additional funding on terms acceptable to us;
•	Our plans to develop and commercialize products from the AAGP™ molecule;
•	Ongoing testing of the AAGP™ molecule;
•	Our intellectual property position;
•	Our commercialization, marketing and manufacturing capabilities and strategy;
•	Our ability to retain key members of our senior management and key scientific consultants;
•	The effects of competition;
•	Our potential tax liabilities resulting from conducting business in the United States and Canada;
•	The effect of further sales or issuances of our common stock and the price and volume volatility of our common stock; and
•	Our common stock's limited trading history.

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

Business Overview

ProtoKinetix, Incorporated ("ProtoKinetix" or the "Company") is a research and development stage bio-technology company focused on scientific medical research of AFGPs (Anti-Freeze Glycoproteins) or anti-aging glycoproteins, trademarked as AAGPs™.  The Company has recently been in the process of directing major efforts to the practical side of commercial validation.  The commercial applications for AAGPs™ in large markets such as skincare/cosmetic products and targeted health care solutions are numerous, and ProtoKinetix is currently working with researchers, business leaders and advisors and commercial entities to bring AAGP™ to market.

Results of Operations

The following table shows selected financial data and operating results for the periods noted.  Following the table, please see management's discussion of significant changes.

	For the Six Months Ended
	June 30,
	2015	2014

Revenues	$-	$-
Cost of sales	-	-
Gross (loss) profit	-	-
Operating Expenses
Consulting Fees	$50,000	$49,278
General and Administrative	81,550	63,072
Interest Expense	3,969	19,200
Professional Fees	170,523	10,269
Research and Development	72,120	12,875
Share-Based Compensation	173,243	-
Total operating expenses	551,405	154,694
Loss from Operations	(551,405)	(154,694)

Other Expense
Foreign Exchange Loss	(799)	-
Total other expenses	(799)	-

Other Income
Total other income	-	-
Net Loss	$(552,204)	$(154,694)

Revenues

We had no revenues for the six month period ended June 30, 2015 and 2014.

Gross profit and expenses

The Company's net loss was $552,204 for the six month period ended June 30, 2015 compared to $154,694 for the six month period ended June 30, 2014.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, research and development and other general and administrative expenses.  Significant changes from the prior six month period ended June 30, 2014 include:

•	General and administrative expenses increased by $18,478 from $63,072 to $81,550 primarily as a result of an increase in travel expenses associated with the office relocation, the lifting of the Cease Trade Order in British Columbia (the "CTO") and the changing of the management of the Company.
•	Professional fees increased by $160,254 from $10,269 to $170,523 primarily as a result of an increase in activity with our independent accountants as well as an increase in legal fees associated with the CTO and company operations.
•	Share-Based Compensation increased by $173,243 from $nil to $173,243 primarily as a result of consulting contracts being entered into for the current year.
•	Research and Development increased by $59,245 from $12,875 to $72,120 primarily as a result of management's intention to move the Company forward in the development of the AAGP™ molecule.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Cash	$114,402	$317

Working Capital Deficiency	$(89,290)	$(428,329)

At June 30, 2015, we had $114,402 in cash and $123,177 in total current assets.  As of  June 30, 2015 we had a working capital deficiency position of $89,290.  Based upon our working capital deficiency as of June 30, 2015, we require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $131,402 from $136,263 to $267,665 for the six months ended June 30, 2014 and 2015, respectively.  This increase was predominantly due to an increase in cash-based expenditures as well as the Company's efforts to reduce historical accounts payable and accrued liabilities concurrent with the change in management completed in 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $40,000 for the six month period ended June 30, 2015 while the Company had net cash provided by investing activities of $30,000 for the comparative period.  This decrease was due to the Company's following actions:

•
Entering into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of 25,000 Euros (paid).

•
Entering into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Rights").  In exchange for the Patent Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years.

•
Acquiring the remaining 50% ownership of the Patent Rights from the Governors of the University of Alberta (the "University") in exchange for a future gross revenue royalty.  The Company entered into a royalty agreement with the University whereby the University had developed certain intellectual property (the "Additional Patent Rights") in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Patent Rights to the Company in return for 5% of any future gross revenues (the "Royalty") derived from products arising from the Patent Rights. The Company will have the right and option for two years from the earlier of the first date that the University publishes its research related to the Patent Rights or September 1, 2015 to buy out all of the University's Royalty for consideration of the aggregate sum of CDN $5,000,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $311,750 from $110,000 to $421,750 for the six months ended June 30, 2014 and 2015, respectively due to an increase in private placements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), which contemplate continuation of the Company as a going concern.  The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern. In spite of the fact that the current cash obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate. We intend to fund the Company and attempt to meet corporate obligations by selling common stock.  However the Company's common stock is at a low price and is not actively traded.

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

While all of the significant accounting policies are important to the Company's financial statements, the following accounting policies and the estimates derived there from have been identified as being critical.

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

The Company accounts for stock compensation arrangements with non-employees in accordance with FASB Codification 505 – 50 "Equity-Based Payments to Non-Employees", which requires that such equity instruments are recorded at their fair value on the measurement date.  The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest.  The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2015.

Contractual Obligations

As a smaller reporting company as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, and as filed with the SEC on April 14, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of June 30, 2015 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the second quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than reported in the Company's Quarterly Report on Form 10-Q for the six month period ended June 30, 2015, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on April 14, 2015, which risk factors are incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2015, the Company issued a warrant to exercise 6,000,000 shares of common stock of the Company pursuant to the Technology Transfer Agreement between the Company and Grant Young dated April 22, 2015.  For this issuance of securities, the Company relied on the exemption under Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended.  No commission or other remuneration was paid on the issuance of the warrant.

On June 3, 2015, the Company issued 100,000 shares of common stock of the Company to a consultant for services pursuant to a consulting agreement.  For this issuance of securities, the Company relied on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.  No commission or other remuneration was paid on the issuance of the common stock.
On July 1, 2015, Mr. Smith converted his convertible promissory note of $100,000 into 1,250,000 shares of common stock of the Company at a price of $0.08 per share.  For this issuance of securities, the Company relied on the exemption under Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended and Rule 506(b) of Regulation D promulgated thereunder for the issuance of common stock.  No commission or other remuneration was paid on the issuance of the common stock.  A Form D was filed on July 10, 2015.

Also on July 1, 2015, the Company granted a three-year option to purchase 600,000 shares of common stock subject to vesting exercisable at a price of $0.10 per share to a consultant in connection with providing services to the Company.  For this issuance of securities, the Company relied on the exemption under Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended.  No commission or other remuneration was paid on the issuance of the option.

In connection with the appointment of a new director to the Board of Directors and for services to be provided to the Company, the Company issued a two-year option for 1,000,000 shares of common stock subject to vesting and exercisable at $0.10 per share.  For this issuance of securities, the Company relied on the exemption under Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended.  No commission or other remuneration was paid on the issuance of the option.

Other than previously reported, there have been no unregistered sales of equity securities during the six months ended June 30, 2015.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan*
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[2]
10.2	Technology Transfer Agreement between the Company and Grant Young, dated April 22, 2015[3]
10.3	Director Consulting Agreement between the Company and Edward P. McDonough, dated July 1, 2015*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company's registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
3.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 20, 2015 with the SEC.

*	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2015	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Susan M. Woodward
Susan M. Woodward
Chief Financial Officer