Form 10-Q
period 2015-09-30
ProtoKinetix, Inc.
filed 2015-11-16
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, there were 207,939,933 shares of ProtoKinetix, Incorporated that were issued and outstanding.

PROTOKINETIX, INCORPORATED
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficiency)	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosure	26

Item 5. Other Information	26

Item 6. Exhibits	27

Signatures	28

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$163,526	$317
Accounts receivable (Note 4)	7,983	5,497
Prepaid expenses and deposits	637	-
Total current assets	172,146	5,814

Intangible assets (Note 5)	65,000	-

Total assets	$237,146	$5,814
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$79,178	$270,893
Short-term loans (Note 6)	-	63,250
Convertible note payable (Note 7)	-	100,000
Total current liabilities	79,178	434,143
Stockholders' Equity (Deficiency)
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 206,502,433 and 175,662,433 shares issued and outstanding as at September 30, 2015 and December 31, 2014 respectively (Note 11)	$1,103	939
Common stock issuable; nil and 3,840,000 shares as at September 30, 2015 and December 31, 2014 (Note 11)	-	20
Stock subscription received in advance (Note 11)	-	25,000
Common stock to be returned to treasury (Note 11)	-	(25,000)
Additional paid-in capital	26,777,414	25,411,550
Accumulated deficit	(26,620,549)	(25,840,838)
Total stockholders' equity (deficiency)	157,968	(428,329)
Total liabilities and stockholders' equity (deficiency)	$237,146	$5,814

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 13)
Subsequent Events (Note 14)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Nine Months Ended September 30, 2015 and 2014

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014

EXPENSES
Consulting fees (Note 12)	$15,000	$(2,312)	$65,000	$46,966
General and administrative	23,240	20,977	104,790	84,049
Interest	-	8,635	3,969	27,835
Professional fees (Note 12)	49,325	42,661	219,848	52,930
Share-based compensation	117,485	-	290,728	-
Gain on settlement of short-term loan	(7,272)	(3,116)	(7,272)	(3,116)
Write off of deposit on sale (Note 3)	-	(55,000)	-	(55,000)
Research and development	29,850	2,115	101,970	14,990

	(227,628)	(13,960)	(779,033)	(168,654)

OTHER EXPENSE
Foreign exchange gain (loss)	121	-	(678)	-

Net loss for the period	$(227,507)	$(13,960)	$(779,711)	$(168,654)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	202,076,618	175,662,433	194,626,737	171,302,543

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)
For the Period from December 31, 2014 to September 30, 2015

	Common Stock		Common Stock
	Shares	Amount	Issuable shares	Amount	Additional paid-in capital	Stock Subscriptions received in advance	Common stock to be returned to treasury	Accumulated deficit	Total
Balance, December 31, 2014	175,662,433	$939	3,840,000	$20	$25,411,550	$25,000	$(25,000)	$(25,840,838)	$(428,329)
Issuance of common stock for services	1,000,000	5	-	-	39,995	-	-	-	40,000
Issuance of common stock to settle convertible note payable and accrued interest	3,840,000	20	(3,840,000)	(20)	-	-	-	-	-
Issuance of common stock pursuant to private placement offering	15,000,000	80	-	-	374,920	-	-	-	375,000
Issuance of common stock pursuant to private placement offering	2,500,000	13	-	-	124,987	-	-	-	125,000
Common stock returned to treasury	(250,000)	(1)	-	-	(24,999)	-	25,000	-	-
Issuance of common stock pursuant to private placement offering	250,000	1	-	-	24,999	(25,000)	-	-	-
Issuance of common stock pursuant to private placement offering	1,250,000	7	-	-	99,993	-	-	-	100,000
Issuance of common stock pursuant to private placement offering	312,500	2	-	-	24,998	-	-	-	25,000
Issuance of common stock pursuant to private placement offering	375,000	2	-	-	29,998	-	-	-	30,000
Issuance of common stock pursuant to private placement offering	625,000	3	-	-	49,997	-	-	-	50,000
Issuance of common stock for services	200,000	1	-	-	13,999	-	-	-	14,000
Issuance of common stock pursuant to settle promissory note	1,250,000	7	-	-	99,993	-	-	-	100,000
Issuance of common stock pursuant to private placement offering	625,000	3	-	-	24,997	-	-	-	25,000
Issuance of common stock for services and other value	300,000	2	-	-	14,998	-	-	-	15,000
Issuance of units pursuant to private placement offering	3,562,500	19	-	-	142,481	-	-	-	142,500
Fair value of compensatory options issued	-	-	-	-	290,728	-	-	-	290,728
Contribution of services	-	-	-	-	8,780	-	-	-	8,780
Fair value of compensatory warrants issued	-	-	-	-	25,000	-	-	-	25,000
Net loss for the period	-	-	-	-	-	-	-	(779,711)	(779,711)

Balance, September 30, 2015	206,502,433	$1,103	-	$-	$26,777,414	$-	$-	$(26,620,549)	$157,968

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

	Nine months ended September 30, 2015	Nine months ended September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(779,711)	$(168,654)
Adjustments to reconcile net loss to cash used in operating activities:
Accretion of short-term loan	-	2,630
Issuance and amortization of common stock for services	69,000	8,667
Fair value of compensatory options granted	290,728	-
Fair value of compensatory warrants granted	-	40,300
Contribution of services	8,780	-
Gain on settlement of short term loans	(7,272)	(3,116)
Write off of deposit on sale	-	(55,000)

Changes in operating assets and liabilities:
Accounts receivable	(2,486)	(2,068)
Prepaid expenses and deposits	(637)	12,874
Accounts payable and accrued liabilities	35,557	(26,090)

Net cash used in operating activities	(386,041)	(190,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on sale	-	30,000
Purchase of intangible assets	(40,000)	-

Net cash provided by (used in) investing activities	(40,000)	30,000

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loan proceeds (repayments), net	-	68,250
Short-term loan settlement	(63,250)	-
Issuance of common stock for cash	652,500	100,000

Net cash provided by financing activities	589,250	168,250

Net change in cash	163,209	7,793

Cash, beginning of period	317	3,065

Cash, end of period	$163,526	$10,858

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplementary information – non-cash transactions:
Common stock issued for consulting services	$69,000	$-
Common stock issued to settle short-term loans	-	25,000
Common stock returned to treasury	25,000	-
Common stock issued for past subscriptions	25,000	-
Common stock issued to settle promissory note	100,000	-
Fair value of warrants issued for intangible asset	25,000	-
See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2015

Note 1.  Basis of Presentation – Going Concern Uncertainties

ProtoKinetix, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

The Company is currently researching the benefits and feasibility of synthesized Antifreeze Glycoproteins ("AFGP") or anti-aging glycoproteins, trademarked AAGP.  During the nine month period ended September 30, 2015, the Company acquired certain patents and rights for cash consideration of 25,000 Euros, as well as other patent rights for cash consideration of $10,000 and 6,000,000 share purchase warrants with a fair value of $25,000 (Note 5).

A Cease Trade Order ("CTO") was issued in respect of the Company's securities by the British Columbia Securities Commission ("BCSC") on May 9, 2013 based on the Company's failure to file annual financial statements for the year ended December 31, 2012 by the deadline of April 1, 2013. The Company has since completed all of the required filings for annual and interim periods and received a full Revocation Order from the BCSC during the nine month period ended September 30, 2015.

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2015.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
September 30, 2015

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

Level 1 inputs are used to measure cash. At September 30, 2015 there were no other assets or liabilities subject to additional disclosure.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 14,600,000 stock options (September 30, 2014 – nil), 12,262,500 outstanding warrants (September 30, 2014 – 11,000,000) and debt convertible into common shares nil (September 30, 2014 – 12,000,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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
September 30, 2015

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

Common stock

Common stock issued for non-monetary consideration are recorded at their fair value on the measurement date and classified as equity. The measurement date is defined as the earliest of the date at which the commitment for performance by the counterparty to earn the common shares is reached or the date at which the counterparty's performance is complete.

Transaction costs directly attributable to the issuance of common stock and stock options are recognized as a deduction from equity, net of any tax effects.

Pursuant to ASC 470-20 "Debt with Conversion and Other Options", the proceeds from the issue of units is allocated between common stock and share purchase warrants on a pro-rata basis based on the relative fair values as follows: the fair value of the common stock is based on the market closing price on the date the units are issued and fair value of the share purchase warrants is determined using the Black-Scholes Option Pricing Model.

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2015

Note 3.  Sales Agreement with Intrepid Innovations Corporation

During the year ended December 31, 2013, the Company entered into an agreement with Intrepid Innovations Corporation ("Intrepid") to sell the exclusive rights for the application of the AAGP molecule. The total purchase price for the exclusive rights to the application was $2,500,000 and was to be paid as follows:

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

Note 5.  Intangible Assets

During the nine month period ended September 30, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of 25,000 Euros (paid).

During the nine month period ended September 30, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Rights").  In exchange for the Patent Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2015

Note 5.   Intangible Assets (cont'd…)

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

A total of $60,250 in short-term loans were paid directly by the Company's CEO. The amount was owing to the CEO and had been included in accounts payable and accrued liabilities as at December 31, 2014 as no formal loan agreements had been completed. These amounts were settled in part of the financing detailed in Note 11(c).

The remainder of the short-term loans in the amount of $nil (December 31, 2014 - $63,250) were unsecured, non-interest bearing and were repayable on demand.

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

During the year ended December 31, 2014, the Company and the corporation commenced discussions in regards to the settlement of the convertible note. A settlement agreement was finalized during the nine month period ended September 30, 2015, but the Company has accounted for the transaction as at December 31, 2014. The settlement agreement stipulated that the convertible note plus accrued interest of $84,000 (included in accounts payable and accrued liabilities as at December 31, 2014) was to be settled through the issuance of 3,840,000 shares of the Company's common stock. The fair value of the shares was determined to be $192,000 ($0.05 per share) and the Company recognized a gain on settlement in the amount of $192,000 as at December 31, 2014. The settlement agreement also stipulated the payment of $161,750 to the corporation to settle other amounts included in accounts payable and accrued liabilities and short-term loans, all of which has been paid as at September 30, 2015.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2015

Note 7.  Convertible Note Payable (cont`d)

On June 17, 2014, the Company executed a loan agreement under which the Company issued an 8% convertible promissory note in exchange for an initial amount of $10,000, with the ability to be increased to $100,000, to the Company`s President and CEO.  During the year ended December 31, 2014, additional amounts totaling $90,000 were advanced, $23,500 of which was paid directly to settle certain short-term loans outstanding (Note 6). The note holder has the right to demand payment of outstanding principal and interest at any time with a 30-day grace period.  The note is due and payable no later than December 31, 2015, and is convertible into shares of the Company's common stock at $0.25 per share.  No beneficial conversion feature was applicable to this convertible note. On July 1, 2015, the Company`s board of directors approved an adjustment to the conversion price from $0.25 to $0.08.  During the nine month period ended September 30, 2015, the Company issued 1,250,000 shares of the Company's common stock at the adjusted price of $0.08 per share to settle the promissory note. A gain of $7,272 was recognized associated with interest forgiven on the note.

Note 8.  Share-Based Compensation

During the nine month period ended September 30, 2015, the Company issued shares of common stock to non-employee consultants for services and other value rendered as follows:

2015	Number of Shares	Value per Share	Total

February 2015	1,000,000	$0.04	$40,000
June 2015	100,000	0.07	7,000
September 2015	100,000	0.07	7,000
September 2015	300,000	0.05	15,000
	1,500,000		$69,000

Note 9.  Stock Options

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2014	-	-	-
Options granted	14,600,000	0.03	0.03
Outstanding, September 30, 2015	14,600,000	0.03	0.03	3.34

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2015

Note 9.  Stock Options (cont`d)

The fair values of the stock options granted during the nine month period ended September 30, 2015 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

For the nine month period ended September 30, 2015
Risk-free interest rate	0.73%
Dividend yield	0.00%
Expected stock price volatility	125.00%
Expected forfeiture rate	0.00%
Expected life	4.15 years

The following non-qualified stock options were outstanding and exercisable at September 30, 2015:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
March 12, 2016	0.10	1,000,000	500,000
February 25, 2017	0.04	2,000,000	-
February 24, 2018	0.05	1,000,000	1,000,000
February 25, 2020	0.04	4,000,000	2,800,000
February 28, 2020	0.04	5,000,000	3,750,000
June 30, 2017	0.10	1,000,000	499,998
June 30, 2018	0.10	600,000	300,000
		14,600,000	8,849,998

As at September 30, 2015, the aggregate intrinsic value of the Company's stock options is $nil (December 31, 2014 – $nil).

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2015

Note 10.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2014	5,200,000	$0.09
Issued	9,562,500	$0.08
Expired	(2,500,000)	$0.05
Balance, September 30, 2015	12,262,500	$0.09

The following warrants were outstanding and exercisable as at September 30, 2015:

Number of Warrants	Exercise Price	Expiry Date
1,600,000	0.10	January 1 , 2016
300,000	0.05	January 1 , 2016
300,000	0.15	January 1 , 2016
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
3,562,500	0.04	December 28, 2015

12,262,500

Note 11.  Stockholders' Equity (Deficiency)

The Company is authorized to issue 400,000,000 (December 31, 2014 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2015 (December 31, 2014 - $nil).

During the nine month period ended September 30, 2015, the Company:

a)	Issued 1,000,000 shares of common stock with a fair value of $40,000 ($0.04 per share) pursuant to a directorship agreement entered into on February 25, 2015 (Note 12).
b)	Issued 3,840,000 shares of common stock with a fair value of $192,000 ($0.05 per share) pursuant to a settlement agreement completed on March 2, 2015 with a convertible note holder (Note 7).
c)	Issued 15,000,000 shares of common stock at $0.025 per share pursuant to a stock subscription agreement with the Company's President and CEO. The proceeds of $375,000 were offset by certain amounts owing to the President and CEO as previously included in accounts payable and accrued liabilities and short-term loans (Note 6). The remaining proceeds of $205,000 were received in cash during the nine months ended September 30, 2015.

PROTOKINETIX, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2015

Note 11.  Stockholders' Equity (Deficiency) (cont'd…)

d)	Issued 2,500,000 shares of common stock to two investors (one of which was the President and CEO of the Company) at $0.05 per share for gross proceeds of $125,000.
e)	Cancelled 250,000 shares of common stock that were returned to treasury. The shares had been issued in error and the Company had accounted for the return as "Common stock to be returned to treasury" as at December 31, 2014.
f)	Issued 250,000 shares of common stock pursuant to a stock subscription received during the year ended December 31, 2010.
g)	Issued 1,250,000 shares of common stock at $0.08 per share for gross proceeds of $100,000 pursuant to private placement offering.
h)	Issued 312,500 shares of common stock at $0.08 per share for gross proceeds of $25,000 pursuant to private placement offering.
i)	Issued 375,000 shares of common stock at $0.08 per share for gross proceeds of $30,000 pursuant to private placement offering.
j)	Issued 625,000 shares of common stock at $0.08 per share pursuant to a stock subscription agreement with the Company's President and CEO. The proceeds of $50,000 were offset in their entirety by certain amounts owing to the President and CEO as previously included in accounts payable and accrued liabilities.
k)	Issued 200,000 shares of common stock with a fair value of $14,000 ($0.07 per share) pursuant to a consulting agreement entered into on March 1, 2015 (Note 13).
l)	Issued 1,250,000 shares of the Company's common stock at an adjusted conversion price of $0.08 per share on conversion of a promissory note (Note 7).
m)	Issued 625,000 shares of common stock at $0.04 per share for gross proceeds of $25,000 pursuant to a stock subscription agreement with the Company's President and CEO.
n)	Issued 300,000 shares of common stock with a fair value of $15,000 ($0.05 per share) pursuant to a settlement agreement entered into on September 29, 2015 for services and other value received.
o)	Issued 3,562,500 units at $0.04 per unit or gross proceeds of $142,500. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at a price of $0.04 until December 28, 2015. At total of $42,038 was allocated to the warrant component of the unit under the relative fair value approach, using the Black-Scholes Option Pricing model with the following assumptions: Risk-free interest rate - 0.52%, Dividend yield - 0%, Expected stock price volatility – 125.00%, Expected forfeiture rate - 0%, and Expected life – 0.25 years.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2015

Note 12. Related Party Transactions and Balances

During the nine month period ended September 30, 2015, the Company:

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

During the nine month period ended September 30, 2015, the director provided $8,780 in contributed services, which were recorded as professional fees against additional paid-in capital.

During the nine month period ended September 30, 2015, this director resigned from the board but has been appointed to the Company's Business and Scientific Advisory Board as a consultant.

b)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company's President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2015. The agreement also stipulates a termination fee that would pay the Company's President and CEO $100,000 if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 plus 2.5% of the aggregate transaction value of the change of control.

c)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company's CFO whereby she will be compensated at a monthly fee of $4,000 for services through to December 31, 2018 ($4,000 per month for fiscal 2015, then increased by not less than 5% each year thereafter). A total of $36,000 was paid or accrued to the Company's CFO during the nine month period ended September 30, 2015 (nine month ended September 30, 2014 - $nil).

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

d)	Entered into a directorship agreement effective July 1, 2015 with a newly appointed director of the Company. Pursuant to the agreement, the director was issued 1,000,000 stock options on signing (Note 9) exercisable into common shares of the Company for a period of 2 years at a price of $0.10 per share. The options will vest in monthly installments of 166,666 options beginning July 31, 2015 with the final 166,670 options vesting on December 31, 2015.

e)	Recognized $137,810 (nine month ended September 30, 2014 - $nil) in share-based compensation associated with stock options granted to key management personnel.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 12.   Related Party Transactions and Balances (cont`d)

As at September 30, 2015 and December 31, 2014, the following amounts are due to related parties:
		September 30, 2015		December 31, 2014
Clarence Smith (CEO)	Accounts payable and accrued liabilities		$495	$129,592
	Short-term loans	$	nil	$20,000
	Convertible note payable	$	nil	$100,000

Susan Woodward (CFO)	Accounts payable and accrued liabilities	$	nil	$12,000

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand. Amounts included in short-term loans and convertible note payable have terms disclosed in Notes 6 and 7 respectively.

Note 13.    Commitments and Contingency

During the nine month period ended September 30, 2015, the Company:

a)	Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $10,000 on signing (paid) and $5,000 per month for an initial term of 1 year for providing research and development services. The consultant is also entitled to 5,000,000 stock options within 30 days of the consulting agreement (Note 9), with each stock option exercisable into a common share at a price of $0.04 for a period of 5 years. The stock options vested 25% on grant and 25% every 3 months thereafter.
b)	Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $2,700 per month for an initial term of 1 year for providing public relations services. The consultant is also entitled to 400,000 shares of common stock, which will be issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement. The consultant is also entitled to 1,000,000 stock options on signing (Note 9), with each stock option exercisable into a common share at a price of $0.10 for a period of 5 years. The stock options will vest at the rate of 25% every 3 months over the term of the agreement.
c)	Entered into a royalty agreement with the Governors of the University of Alberta (the "University") whereby the University had developed certain intellectual property (the "Additional Patent Rights") in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Additional Patent Rights to the Company in return for 5% of any future gross revenues (the "Royalty") derived from products arising from the Patent Rights. The Company will have the right and option for two years from the earlier of the first date that the University publishes its research related to the Additional Patent Rights or September 1, 2015 to buy out all of the University's Royalty for consideration of the aggregate sum of CDN $5,000,000.
d)	Entered into a consulting agreement effective May 1, 2015, whereby the Company would pay the consultant $4,000 per month for an initial term of 1 year for providing research and development services.
e)	Entered into a consulting agreement for business development services effective July 1, 2015. The consultant was granted 600,000 stock options exercisable into common shares of the Company at a price of $0.10 per share for a period of 3 years. The options will vest in monthly installments of 100,000 options beginning July 31, 2015 with the final vesting on December 31, 2015.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 13.   Commitments and contingency (cont`d)

f)	The Company was delinquent in filing certain income tax returns with the U.S. Internal Revenue Service and reports disclosing its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBARs"). In September 2015, the Company filed the delinquent income tax returns and has sought waivers of any penalties under the IRS Offshore Voluntary Disclosure Program for late filing of the returns and FBARs. Under the program, the IRS has indicated that it will not impose a penalty for the failure to file delinquent income tax returns if there are no underreported tax liabilities. The Company may be liable for civil penalties of up to $10,000 for each of its foreign bank accounts for not complying with the FBAR reporting and recordkeeping requirements. The Company is unable to determine the amount of any penalties that may be assessed at this time. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements as a whole.

Note 14.  Subsequent Events

Subsequent to the nine month period ended September 30, 2015, the Company:

a)	Completed a private placement offering of 1,437,500 units at a price of $0.04 per unit for gross proceeds of $57,500. Each unit is comprised at one share of common stock and one share purchase warrant, exercisable at a price of $0.04 to December 28, 2015.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to "ProtoKinetix", "we", "our", "us" or the "Company" are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the nine month period ended September 30, 2015 and 2014, and our financial condition, liquidity and capital resources as of September 30, 2015, and December 31, 2014.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

	For the Nine Months Ended
	September 30,
	2015	2014
Revenues	$-	$-
Cost of sales	-	-
Gross (loss) profit	-	-
Operating Expenses
Consulting Fees	$65,000	$46,966
General and Administrative	104,790	84,049
Interest Expense	3,969	27,835
Professional Fees	219,848	52,930
Research and Development	101,970	14,990
Share-Based Compensation	290,728	-
Total operating expenses	786,305	226,770
Loss from Operations	(786,305)	(226,770)

Other Expense
Foreign Exchange Loss	678	-
Total other expenses	(678)	-

Other Income
Gain on Settlement of Short-Term Loan	7,272	3,116
Write Off of Deposit on Sale	-	55,000
Total other income	7,272	58,116
Net Loss	$(779,711)	(168,654)

Revenues
We had no revenues for the nine month period ended September 30, 2015 and 2014.

Gross Profit and Expenses
The Company's net loss was $779,711 for the nine month period ended September 30, 2015 compared to $168,654 for the nine month period ended September 30, 2014.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, research and development and other general and administrative expenses.  Significant changes from the prior nine month period ended September 30, 2014 include:

•	Consulting fees increased by $18,034 from $46,966 to $65,000 primarily as a result of consulting contracts being entered into for the current year.
•
General and administrative expenses increased by $20,741 from $84,049 to $104,790 primarily as a result of an increase in travel expenses associated with the office relocation, the lifting of the Cease Trade Order in British Columbia (the "CTO") and the changing of the management of the Company.

•	Interest expense decreased by $23,866 from $27,835 to $3,969 primarily as a result of a decrease in short-term loans and notes payable.
•
Professional fees increased by $166,918 from $52,930 to $219,848 primarily as a result of an increase in activity with our independent accountants as well as an increase in legal fees associated with the CTO and company operations.

•	Research and development increased by $86,980 from $14,990 to $101,970 primarily as a result of management's intention to move the Company forward in the development of the AAGP™ molecule.
•	Share-based compensation increased by $290,728 from $nil to $290,728 primarily as a result of consulting contracts being entered into for the current year.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Cash	$163,526	$317

Working Capital (Deficiency)	$92,968	$(428,329)

At September 30, 2015, we had $163,526 in cash and $172,146 in total current assets.  As of September 30, 2015 we had a working capital position of $92,968.  Based upon our working capital equity as of September 30, 2015, we require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $195,584 from $190,457 to $386,041 for the nine months ended September 30, 2014 and 2015, respectively.  This increase was predominantly due to an increase in cash-based expenditures as well as the Company's efforts to reduce historical accounts payable and accrued liabilities concurrent with the change in management completed in 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $40,000 for the nine month period ended September 30, 2015 while the Company had net cash provided by investing activities of $30,000 for the comparative period.  This decrease was due to the Company's following actions:

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

Sources and Uses of Cash (cont'd…)

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $421,000 from $168,250 to $589,250 for the nine months ended September 30, 2014 and 2015, respectively due to an increase in private placements.

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

Share-Based Compensation

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the "Plan").  The Company has granted warrants and options to purchase shares of the Company's common stock to various parties for consulting services outside of the Plan, and beginning July 1, 2015 pursuant to the Plan.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2015.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of September 30, 2015 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the third quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than reported in the Company's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2015, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, in addition to the risk factors set forth below, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on April 14, 2015, and such risk factors are incorporated herein by this reference.

The Company has been delinquent in filing certain income tax and information reporting returns.  The Company was delinquent in filing certain income tax returns with the U.S. Internal Revenue Service and reports disclosing its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBARs"). In September 2015, the Company filed the delinquent income tax returns and has sought waivers of any penalties under the IRS Offshore Voluntary Disclosure Program for late filing of the returns and FBARs.  Under the program, the IRS has indicated that it will not impose a penalty for the failure to file delinquent income tax returns if there are no underreported tax liabilities.  The Company may be liable for civil penalties of up to $10,000 for each of its foreign bank accounts for not complying with the FBAR reporting and recordkeeping requirements.  The Company is unable to determine the amount of any penalties that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements as a whole.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2015, in connection with the appointment of a new director to the Board of Directors of the Company, the Company issued to the director a two-year option for 1,000,000 shares of common stock subject to vesting exercisable at $0.10 per share pursuant to the 2015 Stock Option and Stock Bonus Plan.  The option vests in monthly installments of 166,666 shares beginning July 31, 2015 with the final 166,670 shares vesting on December 31, 2015.  The director had current information regarding the Company and no general solicitation was used in this offering. For this sale of securities, the Company relied on the exemption from registration available under Sections 4(a)(2) and 4(a)(5) of the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with this issuance of securities. No Form D was filed for this transaction.

Also on July 1, 2015, in connection with entering into a consulting agreement for business development services, the Company issued to the consultant a three-year option for 600,000 shares of common stock subject to vesting exercisable at $0.10 per share pursuant to the 2015 Stock Option and Stock Bonus Plan.  The option vests in monthly installments of 100,000 shares beginning July 31, 2015 with the final shares vesting on December 31, 2015.  The consultant had current information regarding the Company and no general solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with this issuance of securities. No Form D was filed for this transaction.

On September 1, 2015, the company issued 100,000 shares of common stock to a consultant pursuant to a consulting agreement for public relations services.  The consultant had current information regarding the Company and no general solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering and/or Regulation S of the Securities Act.  No commissions were paid in connection with this issuance of securities. No Form D was filed for this transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (cont'd…)

On September 9, 2015, the Company entered into an agreement with Clarence E. Smith, the Company's President and CEO, pursuant to which Mr. Smith agreed to purchase 625,000 shares of common stock of the Company at a price of $0.04 per share, representing aggregate total proceeds of $25,000, a portion of which had been advanced by Mr. Smith previously to the Company to pay Company expenses.  For this sale of securities, the Company relied on the exemption from registration available under Sections 4(a)(2) and/or 4(a)(5) of the Securities Act and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commission or other remuneration was paid on the issuance of the common stock.  A Form D was filed with the SEC on September 18, 2015.

On September 29, 2015, the Company issued 300,000 shares of common stock pursuant to a settlement agreement with an outside contractor for services and other value provided to the Company.  For this sale of securities, the Company made the issuance to an accredited investor and relied on the exemption from registration available under Sections 4(a)(2) and/or 4(a)(5) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commission or other remuneration was paid on the issuance of the common stock.  No Form D was filed for this transaction.

On September 30, 2015, the Company issued 3,562,500 units (the "Units") at $0.04 per Unit, each Unit comprised of one share of common stock of the Company and one non-detachable warrant to purchase one share of common stock of the Company exercisable until December 28, 2015 at $0.04 per share for gross proceeds of $142,500 pursuant to a private placement with accredited investors.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Sections 4(a)(2) and/or 4(a)(5) of the Securities Act and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D was filed on October 9, 2015.

Other than previously reported, there have been no unregistered sales of equity securities during the nine month period ended September 30, 2015.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
10.1	Director Consulting Agreement between the Company and Edward P. McDonough, dated July 1, 2015[2]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company's registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.

*	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2015	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Susan M. Woodward
Susan M. Woodward
Chief Financial Officer