Form 10-K
period 2015-12-31
ProtoKinetix, Inc.
filed 2016-03-30
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-32917

PROTOKINETIX, INCORPORATED
(Name of small business issuer as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9176 South Pleasants Highway St. Marys, West Virginia 26170 (Address of principal executive offices, including zip code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 11,618,108 based upon the closing price of our common stock which was $0.066 as of June 30, 2015, the last business day of the Company’s most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2016, there were 216,702,433 shares of our common stock that were issued and outstanding.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
_________________________

PROTOKINETIX, INCORPORATED

PART I

ITEM 1.    BUSINESS

ProtoKinetix, Incorporated (“ProtoKinetix,” “we,” “us,” “our,” or the “Company”) is a research and development stage bio-technology company focused on scientific medical research of AFGPs (Anti-Freeze Glycoproteins) or anti-aging glycoproteins, trademarked as AAGPs™.  The Company has recently been in the process of directing major efforts to the practical side of commercial validation. The commercial applications for AAGPs™ in large markets such as targeted health care solutions are numerous, and ProtoKinetix is currently working with researchers, business leaders and advisors and commercial entities to bring AAGP™ to market.
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
Cautionary Note Regarding Forward-Looking Statements
The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as well as some statements in press releases and some oral statements of the Company’s officers during presentations about the Company include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, among others:
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

One of the many accomplishments from pioneering research of the U.S. Antarctic Program was the discovery, in the early sixties, that fish living year-long in subzero temperature are extremely resistant to freezing.  The substances that prevent these fish from freezing were isolated, characterized and designated as AFGP.  Various kinds of AFGP were isolated from many species of fishes, and in some amphibians, plants and insects.  All of the AFGPs share a common characteristic that prevents ice crystals from growing and connecting to each other.  Research has also confirmed a cell membrane stabilizing characteristic of native AFGP.

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

Scientific research prior to AAGP™ has focused on building a stable and more efficient compound with a strong bond.

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

Cell Lines Tested

▪ Stem cells (human)	▪ Adult skin fibroblast cells
▪ Whole blood cells	▪ Heart cells (cardiac myocytes)
▪ Blood Platelet cells	▪ Liver cells (hepatocytes)
▪ Heart tissue	▪ Embryonic skin fibroblast cells
▪ Hela (cancer) cells	▪ Islet cells (pancreatic)
▪ Kidney (vero) cells	▪ Stem cells (mouse)

Stress Conditions and Agents

Temperature
▪	temperatures ranging from -80° C to +37° C

UV-C Radiation
▪	harsh sterilizing radiation
▪	254 nanometer wavelength

Oxidation
▪	hydrogen peroxide (H2O2)
▪	powerful oxidant

Starvation
▪	serum free culture media
▪	food/growth/nutrients factors (fetal bovine serum) withheld

Inflammation
▪	Interleukin 1 Beta, a standard agent for stimulating inflammation in cell testing

Bio-Screening Control Lab Testing

For the last three years, AAGP™ testing has been conducted pursuant to a comprehensive transplantation testing program in conjunction with the University of Alberta transplant research team.  The Company entered into a consulting agreement in May 2015 with Dr. James Shapiro to collaborate with the James Shapiro Laboratory at the University of Alberta in Edmonton, Alberta, Canada.  Dr. Shapiro directs the largest clinical islet transplantation program in the world.  Dr. Shapiro and his team have conducted extensive testing with our AAGP™ molecule using human islet cells in transplantation, investigating its effect on engraftment, insulin production, protective effect against anti-rejection drugs and investigation of the mechanism of action.  The results provided consistent encouragement to continue testing to develop protocols that can be applied to transplantation medicine.

Allogeneic transplantation is the transplanting of cells, tissues or organs from the same species, but from a donor different than the recipient. Serious issues that have to be addressed are the engraftment of the transplanted organ or cells and the subsequent protection against the immune rejection of the foreign organ or cells. The protection, in the form of anti-rejection drugs, is toxic and causes damage to the graft.  AAGP™ has been shown in these trials to increase engraftment and reduce the toxicity damage.

ProtoKinetix is currently preparing to start Phase I and Phase II human clinical trials at the University of Alberta with Dr. Shapiro in what is known as the Edmonton Protocol.  In the Edmonton Protocol, pancreatic islet cells are placed in the liver of the patient to cure Type I Diabetes.  Preliminary research has shown that if the islet cells are first treated with our AAGP™ molecule the islet cells chances of survival is greatly increased.  If Phase I and Phase II human clinical trials are successful, the AAGP™ will be a permanent addition to the Edmonton Protocol.
Dr. Shapiro and his team are developing further testing based on three primary activities:
1.	The ongoing testing and refinement of cellular transplantation using human islet cells as the demonstrated model. In particular, AAGP™ may provide powerful protection against hostile agents that severely inhibit engraftment success. Cell therapies are currently being developed in the industry around the world for the treatment of spinal cord injury, damaged heart tissue, stroke, diabetes as well as many other conditions.
2.	Human organ preservation. The program will assess the effect of AAGP™ in extending the transplant viability of donor organs. The Canadian National Transplant Research Program is a major national initiative involving the Federal Institutes of Health, all Provinces and the private sector (see http://www.cntrp.ca/). The first testing will be conducted on livers to determine whether AAGP™ can extend the ex-vivo functionality of the organ.
3.	Auto immune disease. This class of diseases occur where the body’s immune system starts to attack healthy cells and organs. Diseases in this category include, rheumatoid arthritis, multiple sclerosis and Type 1 diabetes. Using the Non Obese Diabetic (NOD) mice as a model, the Edmonton team will be specifically assessing the potentially protective effect of AAGP™ against the immune system attacks against the islet cells in the pancreas.
The Company is also presently preparing a clinical trial application to Health Canada.  This trial will be conducted by Dr. Shapiro and his team at the University of Alberta on the well-established, Edmonton Protocol used for treatment of Type 1 Diabetes through islet cell transplants.  As part of the submission, ProtoKinetix has:
•	Commissioned AmbioPharm, Inc. to produce AAGP™ under strict GMP (Good Manufacturing Practice) standards. GMP is required by Health Canada and US FDA (United States Food and Drug Administration) for human use;
•	Contracted with a third party for toxicity testing; and
•	Contracted with BRI Labs in Vancouver to address BRPharmacokinetics and Pharmacodynamics (PK/PD). PK/PD studies the absorption rate and quantities of drugs through the human body.

AAGP™ Commercial Applications

The extent of the value of the ProtoKinetix family of AAGPs™ is subject to investigation by commercial entities specializing in regenerative medicine, cellular and tissue therapies, organ transplantation, trauma, blood product banking, and anti-inflammation.  The Company is targeting these entities in furtherance of product development.

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

Health Care Applications of AAGP™ fall into two main categories: (i) harvesting, storage and transplanting cells, tissues and organs; and (ii) treatments for conditions and diseases caused by stress factors, including UV radiation, oxidation and inflammation. These are all areas that expand into many sub-categories of existing and future health care solutions.
AAGP™ continues to receive exposure in the industry; it was presented at the Congress of the International Pancreas and Islet Transplant Association in Melbourne, Australia in November, 2015.  Currently, researchers from the University of Alberta’s Faculty have completed a peer review and have been published in the prestigious, American Diabetes Association’s Journal: Diabetes.
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

Through this assignment, ProtoKinetix is now the sole owner of all issued patents of the “Gem difluorinated C-glycopeptides, their preparation and their use for the preservation of biological materials and/or in cryosurgery” family, and all the rights associated therewith.  Importantly, this family includes issued patents in Canada (Patent No. CA2,558,801), England, France, and Germany (Patent No. EP1,817,329) and the United States (Patent No. US8,394,362).

On or about April 8, 2015, ProtoKinetix entered into a Royalty Agreement (the “Agreement”) between the Company and the Governors of the University of Alberta (“UAB”) for the assignment of UAB’s portion of certain patents and all rights associated therewith (the “Patent Rights”).  The Agreement also grants UAB a royalty of 5% of the gross revenue from the assignment, manufacturing, sale, distribution, or licensing of the Patent Rights and any commercial products generated from the Patent Rights.  The Company has the irrevocable option to purchase the royalty for CAN $5,000,000 (approximately US $4,000,000) for two years from the earlier of September 1, 2015 or the first date UAB publishes its research related to the Patent Rights.  UAB has yet to publish its research related to the Patent Rights.

Through this assignment, the Company has gained UAB’s portion of US provisional patent application no. 62/007,626, and International Patent Application no. PCT/CA2015/050509, as well as U.S. Patent Application no. US 14/728,535 which both claim priority from said provisional patent application related to the use of anti-aging glycopeptides to enhance beta cell health, survival and improve transplant outcomes, and all patents issuing from and claiming priority to these applications.

On or about April 22, 2015, ProtoKinetix entered into a Technology Transfer Agreement with Grant Young for the assignment of Mr. Young’s portion of certain patent applications and all rights associated therewith (the “Young Patent Application Rights”).  In exchange for the Young Patent Application Rights, Mr. Young was paid $10,000 in cash and a five-year warrant to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

Through this assignment, the Company has gained Mr. Young’s portion of US provisional patent application no. 62/007,626 and applications claiming priority therefrom, related to the use of anti-aging glycopeptides to enhance beta cell health, survival and improve transplant outcomes, and all patents issuing from and claiming priority to such application.

The Patents from INSA and Patent Rights from UAB and Mr. Young secure, amongst other things, key intellectual property rights to the Company’s use of the AAGP™ lead compound in regenerative medicine.

Consistent with our agreements with the licensors of various technologies we license, we have no finished commercial product or products, and have received no FDA approvals for any product or diagnostic procedures.  We are focused on the research and development of one lead compound known as AAGP™.  We filed a trademark application with the United States Patent & Trademark Office on September 15, 2005 with a registration date of August 7, 2007. The application was subsequently cancelled on March 14, 2014 because we did not file a renewal declaration.  We are in the process of filing a new application for registration of the mark.

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

Although there is no such immediate need to make any regulatory filing in the United States, the Company has limited or no experience with regard to obtaining FDA or other required regulatory approvals. In February 2015 the Company appointed Dr. Julia Levy to its Business and Scientific Advisory Board and intends to retain the services of additional appropriately experienced consultants. For this reason, should our research efforts continue to show promise, we will need to hire consultants to assist the Company with such governmental regulations.

As the Company continues to conduct research and testing programs, in collaboration with commercial entities, to expand and confirm the potential medical applications of AAGP™ in a number of fields, including regenerative medicine, cell therapy, blood products, and transplants, the Company intends to utilize the regulatory expertise of others, whether they are consultants or commercial entities involved on collaborative development programs with the Company.

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

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2014, the Company incurred total research and development expenses of $13,750.  For the year ended December 31, 2015, the Company incurred total research and development expenses of $158,890.  In order to reach the Company’s goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

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

Our Company has a lack of operating history and lack of revenues from operations.  Our Company has no revenues and very limited operating history.  As of the date of this Annual Report, our most significant assets are cash and our intellectual property.  Our ability to successfully generate revenues from our intellectual property is dependent on a number of factors, including availability of funds to complete development efforts, to adequately test and refine our products, and to commercialize our products.  There can be no assurance that we will not encounter setbacks with our products, or that funding will be sufficient to bring our products to the point of commercialization.

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

We have been and expect to be significantly dependent on our collaborative agreements for the research, development and testing of AAGP™, which exposes us to the risk of reliance on the performance of third parties.  In conducting our research and development activities, we currently rely, and expect to continue to rely, on numerous collaborative agreements with third parties such as contract research organizations, commercial partners, universities, governmental agencies and not-for-profit organizations for both strategic and financial resources.  The loss of, or failure to perform by us or our partners (who are subject to regulatory, competitive and other risks) under any applicable agreements or arrangements, or our failure to secure additional agreements for our product candidates, would substantially disrupt or delay our research and development and commercialization activities.  Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operations.

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

We are a research and product development stage company that has not yet developed or sold any products.  To date, we have not yet developed nor marketed a product.  Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdiflouride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses.  Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

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

General Corporate Risk Factors
Insiders continue to have substantial control over the Company.  As of March 30, 2016 the Company’s directors and executive officers hold the current right to vote approximately 19% of the Company’s outstanding voting stock; all of which is owned or controlled, directly or indirectly by the Company CEO, Clarence Smith. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Smith acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the Company’s common stock by:
•	Delaying, deferring or preventing a change in control of the Company;
•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or
•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.
The Company may not be able to continue as a going concern.  Our independent public accountants noted that our recurring losses from operations ($1,254,793 and $168,479 for the years ended December 31, 2015 and 2014, respectively) and negative net operating cash flow ($574,235 and $229,248 for the years ended December 31, 2015 and 2014, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing, or may force us to obtain financing on less favorable terms than would otherwise be available.
The Company is dependent upon additional financing which it may not be able to secure in the future.  As it has in the past, the Company will likely continue to require financing to address its working capital needs, continue its development efforts, support business operations, fund possible continuing operating losses, and respond to unanticipated capital requirements.  There can be no assurance that additional financing or capital will be available and, if available, upon acceptable terms and conditions.  To the extent that any required additional financing is not available on acceptable terms, the Company’s ability to continue in business may be jeopardized and the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy.
The Company has been delinquent in filing certain income tax and information reporting returns.  The Company was delinquent in filing certain income tax returns with the U.S. Internal Revenue Service and reports disclosing its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). In September 2015, the Company filed the delinquent income tax returns and has sought waivers of any penalties under the IRS Offshore Voluntary Disclosure Program for late filing of the returns and FBARs.  Under the program, the IRS has indicated that it will not impose a penalty for the failure to file delinquent income tax returns if there are no underreported tax liabilities.  The Company may be liable for civil penalties for certain tax years in an indeterminate amount for not complying with the FBAR reporting and recordkeeping requirements.  No claim has been asserted by the U.S. Internal Revenue Service; before any claim is expressly asserted the Company intends to cooperate with the Internal Revenue Service to minimize any liability.  The Company is unable to determine the amount of any penalties that may be assessed at this time.

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

Until May 2016, the Company is subject to the securities reporting requirements under the laws of British Columbia. Because we have been deemed a “reporting issuer” under the laws of British Columbia, and are therefore subject to Multilateral Instrument 51-105 Issuers Quoted in the U.S. Over-the-Counter Markets, we are subject to certain laws of British Columbia to remain in compliance with reporting requirements which increases the cost of doing business until May 2016.

Risk Factors Related to Our Common Stock
The Company will face significant regulation by the SEC and state securities administrators.  The holders of shares of the Company’s common stock and preferred stock may not offer or sell the shares in private transactions or (should a public market develop, of which there can be no assurance) public transactions without compliance with regulations imposed by the SEC and various state securities administrators. To the extent that any holder desires to offer or sell any such shares, the holder must prove to the reasonable satisfaction of the Company that he has complied with all applicable securities regulations, and the Company may require an opinion of the holder’s legal counsel to that effect. Thus, there can be no assurance that the holder will be able to resell the shares or any interest therein when the holder desires to do so.
Until May 2016, the Company is considered a “reporting issuer” under the laws of British Columbia. We have been deemed a “reporting issuer” under the laws of British Columbia, and are therefore subject to Multilateral Instrument 51-105 Issuers Quoted in the U.S. Over-the-Counter Markets until May 2016, which prescribes certain conditions that must be met in order for holders of the Company’s securities who acquired their securities under an exemption from the prospectus requirement to resell their securities in or from any jurisdiction of Canada (excluding sales resulting from a take-over bid or issuer bid in a jurisdiction of Canada; an amalgamation, merger, reorganization or arrangement under a statutory procedure or court order; or, the dissolution or winding up of the issuer under a statutory procedure or court order), and therefore our common stock may not be sold in or from a jurisdiction of Canada by any stockholder unless certain conditions are met.  Shareholders should consult their legal counsel if they intend to sell their shares to a purchaser in a jurisdiction of Canada, or if the shareholder is in a jurisdiction of Canada and intends to complete the sale from a jurisdiction of Canada.

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

Our common stock is currently quoted on OTCQB tier of the OTC Markets under the symbol “PKTX”.  The table below sets forth the high and low bid prices of the Company’s common stock during the periods indicated as reported on OTC Markets Inc. (www.otcmarkets.com).  The quotations are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2015	Low	High
First Quarter	$0.032	$0.150
Second Quarter	0.053	0.131
Third Quarter	0.066	0.040
Fourth Quarter	0.036	0.125

2014	Low	High
First Quarter	$0.018	$0.045
Second Quarter	0.018	0.045
Third Quarter	0.020	0.045
Fourth Quarter	0.012	0.070

Holders

As of March 30, 2016, there were approximately 81 shareholders of record of the Company’s common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

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

Adoption of the 2015 Stock Option and Stock Bonus Plan

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the “2015 Plan”).  The Board of Directors adopted this plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

Under the 2015 Plan, the lesser of: (i) 20,000,000 shares; or (ii) 10% of the total number of the Company’s common shares outstanding are reserved to be issued upon the exercise of options or the grant of stock bonuses.  As such, the 2015 Plan is subject to an absolute cap of 20,000,000 shares.  The 2015 Plan includes two types of options;  options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as incentive options, and options which are not intended to qualify as incentive options are referred to as non-qualified options.

As of December 31, 2015, 1,600,000 options and 2,000,000 shares of common stock have been granted under the 2015 Plan.

The 2015 Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors.  In addition to determining who will be granted options or stock bonuses, the committee has the authority and discretion to determine when options and bonuses will be granted and the number of options and bonuses to be granted.  The committee also may determine a vesting and/or forfeiture schedule for bonuses and/or options granted, the time or times when each option becomes exercisable, the duration of the exercise period for options and the form or forms of the agreements, certificates or other instruments evidencing grants made under the 2015 Plan.  The committee may determine the purchase price of the shares of common stock covered by each option and determine the fair market value per share.  The committee also may impose additional conditions or restrictions not inconsistent with the provisions of the 2015 Plan.  The committee may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the 2015 Plan.

In the event that a change, such as a stock split, is made in the Company’s capitalization which results in an exchange or other adjustment of each share of common stock for or into a greater or lesser number of shares, appropriate adjustments will be made to unvested bonuses and in the exercise price and in the number of shares subject to each outstanding option.  The committee also may make provisions for adjusting the number of bonuses or underlying outstanding options in the event the Company effects one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of its outstanding common stock.  Options and bonuses may provide that in the event of the dissolution or liquidation of the Company, a corporate separation or division or the merger or consolidation of the Company, the holder may exercise the option on such terms as it may have been exercised immediately prior to such dissolution, corporate separation or division or merger or consolidation; or in the alternative, the committee may provide that each option granted under the 2015 Plan shall terminate as of a date fixed by the committee.

The exercise price of any option granted under the 2015 Plan must be no less than 100% of the “fair market value” of the Company’s common stock on the date of grant.  Any incentive stock option granted under the 2015 Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant.

The exercise price of an option may be paid in cash, in shares of the Company’s common stock or other property having a fair market value equal to the exercise price of the option, or in a combination of cash, shares, other securities and property.  The committee determines whether or not property other than cash or common stock may be used to purchase the shares underlying an option and shall determine the value of the property received.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including but not limited to the 2015 Plan and individual compensation arrangements as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	23,300,000	$0.07	16,400,000
Total	23,300,000	$0.07	16,400,000

During the year ended December 31, 2015, warrants to purchase 11,000,000 shares of common stock of the Company were issued (see Note 10 of the notes to the financial statements).  As of the year ended December 31, 2015, there were warrants and options representing a total of 8,700,000 and 14,600,000 shares of common stock to be issued upon exercise.  A total of options to purchase 1,600,000 shares of common stock and a stock bonus of 2,000,000 common shares were issued pursuant to the 2015 Plan.

To management’s knowledge, there are no outstanding options, warrants or other rights to acquire the common stock of the Company that were issued pursuant to the Company’s 2003, 2004 or 2005 Stock Incentive Plans (the “Old Plans”) for the year ended December 31, 2015.  To management’s knowledge, the Old Plans have expired and terminated.

Recent Sales of Unregistered Securities and Use of Proceeds

In March 2015, the Company cancelled 250,000 shares of common stock that were returned to treasury.  The shares had been issued in error and the Company had accounted for the return as “Common stock to be returned to treasury” as at December 31, 2014.  On or about March 20, 2015, the Company issued 250,000 pursuant to a stock subscription received during the year ended December 31, 2010.  For this sale of securities, the Company relied on the exemption from registration available under Sections 4(a)(2) and/or 4(a)(5) of the Securities Act and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  No Form D was filed for these transactions.

On or about October 30, 2015, the Company issued 500,000 units (the “Units”) at $0.04 per Unit, each Unit comprised of one share of common stock of the Company and one non-detachable warrant to purchase one share of common stock of the Company exercisable until December 28, 2015 at $0.04 per share for gross proceeds of $20,000 pursuant to a private placement with accredited investors.  In addition, on November 6, 2015, the Company issued an additional 937,500 Units for gross proceeds of $37,500.  No solicitation was used in either offerings.  For these sales of securities, the Company relied on the exemption from registration available under Sections 4(a)(2) and/or 4(a)(5) of the Securities Act and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D was filed on October 9, 2015.

On December 1, 2015, the Company issued 100,000 shares of common stock of the Company to a consultant for services pursuant to a consulting agreement.  For this issuance of securities, the Company relied on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.  No commission or other remuneration was paid on the issuance of the common stock.

Other than already reported, there have been no unregistered sales of equity securities during the year ended December 31, 2015.

On March 1, 2016, the Company issued 100,000 shares of common stock of the Company to a consultant for services pursuant to a consulting agreement.  For this issuance of securities, the Company relied on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.  No commission or other remuneration was paid on the issuance of the common stock.

Option Grants

On January 1, 2016, in connection with consulting agreements, ProtoKinetix issued four-year options to officers, directors and consultants pursuant to the 2015 Plan to purchase a total of 15,000,000 shares of common stock.  All options begin vesting on March 31, 2016.

ITEM 6.           SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2015 and 2014, and our financial condition, liquidity and capital resources as of December 31, 2015 and 2014. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Results of Operations

	For the Years Ended
	December 31,
	2015		2014

Sales
Cost of sales	$		$
Gross (loss) profit		-		-
Operating Expenses
Amortization		$1,500	$
Consulting Fees		125,000		95,158
General and Administrative		126,767		141,500
Professtional Fees		314,454		133,769
Share-Based Compensation		531,486
Research and Development		158,890		13,750
Total operating expenses		1,258,097		384,177
Loss from Operations		(1,258,097)		(384,177)

Other Expense
Interest Expense		3,968		34,418
Total other expenses		3,968		34,418

Other Income
Gain on Settlement of Convertible Note Payable		-		192,000
Gain on Settlement of Short-Term Loans		7,272		3,116
Write-Off of Deposit on Sale		-		55,000
Total other income		7,272		250,116
Net Loss		$(1,254,793)		$(168,479)

Revenues

We had no revenues for the years ended December 31, 2015 and 2014.

Gross profit and expenses

The Company’s net loss was $1,254,793 for the year ending December 31, 2015 compared to $168,479 for the year ending December 31, 2014.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees increased by $180,685 from $133,769 to $314,454 primarily as a result of an increase in activity with our independent public accountants as well as an increase in legal fees associated with the CTO and Company operations.

•	Consulting fees increased by $29,842 from $95,158 to $125,000 as a result of increased consulting agreements entered into by the Company in 2015.

•	Interest expense decreased by $30,450 from $34,418 to $3,968 as a result of a decrease in short-term loans and notes payable.

•	Share-based compensation increased by $531,486 from $nil to $531,486 primarily as a result of the granting of stock options pursuant to consulting contracts in 2015.

•	Research and development increased by $145,140 from $13,750 to $158,890 primarily as a result of management’s intention to move the Company forward in the development of the AAGP™ molecule.

Our expenses in 2015 were $1,262,065 which included $314,454 in professional fees. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  These consulting fees amounted to $125,000 as well as an additional $531,486 in share-based compensation.  These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities. The Company also incurred total research and development expenses of $158,890 and general and administrative costs of $126,767 during the year ended December 31, 2015.

Liquidity and Capital Resources

	As at December 31,
	2015	2014

Cash	$371,072	$317

Working Capital (Deficiency)	$334,104	$(428,329)

At December 31, 2015, we had $371,072 in cash and $379,492 in total current assets.  As of December 31, 2015 we had a working capital equity position of $334,104. Although as of the date of this Annual Report we believe we have sufficient capital to meet cash flow projections and carry forward our business objectives in the short-term, the Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2015 and 2014

Net Cash Used in Operating Activities

During the year ended December 31, 2015, net cash used in operating activities increased by $344,987 from $229,248 to $574,235 for the years ended December 31, 2014 and 2015, respectively. This increase was predominantly due to an increase in cash-based expenditures as well as the Company’s efforts to reduce historical accounts payable and accrued liabilities concurrent with the partial change in management completed in 2015.

Net Cash From (Used in) Investing Activities

During the year ended December 31, 2015, net cash used in investing activities increased by $46,760 due to the purchase of intangible assets.  Net cash from investing activities for the year ended December 31, 2014 was $30,000 due to a cancelled sales agreement in 2014 with Intrepid.

Net Cash Provided by Financing Activities

During the year ended December 31, 2015, net cash provided by financing activities increased by $795,250 from $196,500 to $991,750 for the years ended December 31, 2014 and 2015, respectively. This increase was predominantly due to private placements completed offset by the repayment of short-term loans.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.  The history of losses and the potential inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern. In spite of the fact that the current cash obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate. We intend to fund the Company and attempt to meet corporate obligations by selling common stock.  However the Company’s common stock is at a low price and is not actively traded.

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

Share-Based Compensation

The Company has granted warrants and options to purchase shares of the Company’s common stock to various parties for consulting services.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with  ASC 718 “Compensation – Stock Compensation”, which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common shares issued for services is determined based on the Company’s stock price on the date of issuance.

The Company accounts for stock compensation arrangements with persons classified as non-employees for accounting purposes in accordance with ASC 505-50 “Stock-Based Transactions with Nonemployees”, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

Intangible assets – patent and patent application costs

The Company owns intangible assets consisting of certain patents and patent applications. Intangible assets acquired separately are measured on initial recognition at cost. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Subsequent expenditures are capitalized only when they increase the future economic benefits embodied in the specific asset to which they relate. All other expenditures are recognized in profit or loss as incurred.

As at December 31, 2015, the Company does not hold any intangible assets with indefinite lives.

Intangible assets with finite lives are amortized over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization method and amortization period of an intangible asset with a finite life is reviewed at least annually.

Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset is accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates.

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at December 31, 2015.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item begins on page F-1 of this Annual Report on Form 10-K and is incorporated into this part by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2015 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2015, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2015.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2015, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2015, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies provided that we have the resources to implement them.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of March 30, 2016, the Company’s current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Clarence E. Smith	52	Chairman, Chief Executive Officer, President	February 2015
		Director	June 2014

Susan M. Woodward	51	Chief Financial Officer	October 2014

Edward P. McDonough	64	Director	July 2015*

*On April 30, 2015, Mr. Peter Jensen resigned as a director of the Company.  Mr. Jensen’s resignation was due to personal reasons, and not as the result of any disagreement with the Company practices or policies.  On the same day, the Board of Directors of the Company appointed Mr. Jensen to the Company’s Business and Scientific Advisory Board to provide consulting services to the Company.  Mr. McDonough replaced Mr. Jensen as a director of the Company effective July 1, 2015.

Clarence E. Smith, age 52, was appointed President and Chief Executive Officer for the Company on February 19, 2015 and was previously appointed a member of the Board of Directors of the Company on June 1, 2014.  Prior to joining the Company as President and CEO, Mr. Smith served and continues to serve as managing member of Tombstone Resources and Smith Equipment, LLC, a privately held company that holds operating oil and gas wells and Smith Equipment Company, a privately held company that leases out construction equipment.  In 1981, Mr. Smith started Arvilla Well Service in West Virginia which provided construction services to oil and gas companies in the Appalachian Basin.  After merging Arvilla Well Service into Arvilla Pipeline Construction Co., Inc., Mr. Smith sold the company in 2008.  Mr. Smith also purchased Arrow Oilfield Services in 2004, which was renamed Arvilla Oilfield Services, LLC and subsequently merged with Trans Energy, a publicly traded company in 2004.  Mr. Smith served as Chairman of the Board and CEO of Trans Energy, Inc. from 2005 to 2006.  Mr. Smith graduated from St. Marys High School in West Virginia in 1981.

Susan M. Woodward, age 51, was appointed Chief Financial Officer of the Company on October 1, 2014.  Prior to joining the Company as CFO, Ms. Woodward served as Controller of Unistrut Service Company of Ohio, a distribution company from 1996 to 2001.  From 2001 to 2003, Ms. Woodward served a Senior Accountant at Renal Care Group and from 2008 to 2011 served as Chief Financial Officer for Wirt County Health Services Association, Inc.  She also acquired experience in the oil & gas industry serving as Lead Accountant at Triad Energy and as an Accounting Manager, simultaneously at Arvilla Oilfield Services, LLC and Arvilla Pipeline Construction Co., Inc from 2003 to 2007.  She has twenty-five years’ experience in the accounting field and has formed her own consulting practice which provides accounting, investment and asset management services.  Ms. Woodward graduated from Cleveland State University in 1988 receiving a Bachelor of Business Administration with a major in Accounting.

Edward P. McDonough, age 64, was appointed as a member of the Board of Directors of the Company on July 1, 2015.  In addition to serving as a director of the Company, Mr. McDonough is a managing shareholder and President of McDonough, Eddy, Parsons & Baylous, A.C., a certified public accountant firm in Parkersburg, West Virginia since 1985.  The firm originated in the early 1950s, employs 15 professional certified public accountants and accountants, and serves as certified public accountants for approximately 400 private corporations, firms, and individuals in various commercial, business, professional, and industrial fields.  Mr. McDonough became a Certified Public Accountant in 1978, a Certified Valuation Analyst in 1996, and a Chartered Global Management Accountant in 2012.  Since 1986, Mr. McDonough has served as a Director and Chairman of the Board of Community Bank of Parkersburg, held by Community Bankshares, Inc.  He is also a Member of the American Institute of Certified Public Accountants (AICPA), has served as a Past President and Member of the West Virginia Board of Accountancy, is a Life Member, Past Director and Past President of the West Virginia Society of Certified Public Accountants and is a Member and Past President of the Parkersburg Chapter of the West Virginia Society of CPAs.  Mr. McDonough acquired his Bachelor of Science in Business Administration with a Major in Accounting at West Virginia University in Morgantown, West Virginia in 1973.

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

Business and Scientific Advisory Board

Our Business and Scientific Advisory Board exists to assist the Board of Directors with understanding both the regulatory and business aspects of the biopharmaceutical industry are particularly valuable for the expansion and commercialization of AAGP™ applications.  The members on the board are:

•	Dr. Julia Levy, PhD, Chairman, Business and Scientific Advisory Board. Dr. Levy is a founder, former President and former Chief Scientific Officer of QLT, Inc., where she and her colleagues developed the first medical treatment for macular degeneration, a leading cause of blindness among the elderly. She has received numerous awards and honorary degrees. In her honor the Julia Levy B.C. Leadership Chair in Macular Research at the University of British Columbia was established.

•	Dr. John S. Parker, M.D., Major General (Ret.) US Army and Former Commanding General US Army Medical Research and Material Command (MRMC)

•	Dr. Edward D. Martin, M.D., Group Chair, Rear Admiral (Ret.) US Public Health Service, Chair, Martin-Blanck & Associates, Falls Church, Virginia

•	Dr. Harold M. Koenig, M.D., Vice Admiral (Ret.) US Navy Surgeon General

•	Mr. Peter Jensen, former director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2015 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them, except that Ross L. Senior failed to file any reports, and Mr. Smith filed two Forms 4 late (relating to an aggregate of two transactions).

ITEM 11.     EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2015 and 2014:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Ross L. Senior, LLB
President & CEO	2015	-	-			-		-	-	10,000	10,000
	2014	-	-	37,500	(1)	-		-	-	45,975	83,475
Clarence E. Smith
President & CEO	2015	-	-	100,000	(3)	-		-	-	-	100,000
	2014	-	-	-		-		-	-	-	-
Susan M. Woodward
Chief Financial Officer	2015	49,400	-	-		185,037	(4)	-	-	-	234,437
	2014	12,000	-	-		-		-	-	-	12,000

(1)	Mr. Senior received 3,750,000 shares of common stock of the Company at $0.01 per share for services provided in 2013. On February 19, 2015, Mr. Senior resigned as a director and President and CEO of the Company effective immediately.
(2)	Includes all other compensation not reported in the preceding columns, including perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000.
(3)	Mr. Smith received 2,000,000 shares of common stock of the Company at $0.05 per share as a bonus for services provided as CEO during the 2015 fiscal year. Mr. Smith earned no compensation for his service as a member of the Board of Directors.
(4)	See footnotes to the Outstanding Equity Awards at Fiscal Year-End table below.

Consulting Agreements

We have entered into consulting agreements with certain Company officers as set forth below.

Clarence E. Smith – Mr. Smith is Chief Executive Officer and President of the Company.  He entered into a consulting agreement with the Company dated March 30, 2015 (effective January 1, 2015).  On December 21, 2015, Mr. Smith and the Company entered into a new consulting agreement effective January 1, 2016, superseding the prior agreement.  The new agreement provides for a one-year term through December 31, 2016.  The agreement provides for an annual salary of $1.00 and a termination fee if the agreement is terminated for the following two reasons:

•	A termination without cause: If Mr. Smith is terminated without cause he will be entitled to a termination fee of $100,000 per year of service;

•	A termination upon a change of control event: Following a change of control event he will be entitled to a termination fee equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control.

In connection with the new consulting agreement, the Company issued Mr. Smith an option pursuant to the Company’s 2015 Plan to purchase 5,000,000 shares of common stock of the Company at a price of $0.08 per share with 1,250,000 shares vesting every three months starting March 31, 2016.

Susan M. Woodward – Ms. Woodward is Chief Financial Officer of the Company.  She entered into a consulting agreement with the Company dated March 30, 2015 (effective January 1, 2015).  On December 21, 2015, Ms. Woodward and the Company entered into a new consulting agreement effective January 1, 2016, superseding the prior agreement.  The new agreement provides for a one-year term through December 31, 2016.  The agreement provides for a monthly consulting fee of $6,000 and a termination fee if the agreement is terminated for the following two reasons:

•	A termination without cause: If Ms. Woodward is terminated within 12 months of January 1, 2016 she will be entitled to a termination fee of $36,000;

•	A termination upon a change of control event: Following a change of control event she will be entitled to a termination fee of $72,000.

In connection with the new consulting agreement, the Company issued Ms. Woodward an option pursuant to the 2015 Plan to purchase 4,000,000 shares of common stock of the Company at a price of $0.08 per share with 1,000,000 shares vesting every three months starting March 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as to option awards held by each of the named executive officers of ProtoKinetix as of December 31, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Susan M. Woodward	4,000,000	(1)	-		0.04	2/25/2020
	-		2,000,000	(2)	0.04	2/25/2017

(1)	Represents options granted on February 26, 2015 at $0.04 per share with 400,000 vesting every three months beginning March 31, 2015.
(2)	Represents options granted on February 26, 2015 at $0.04 per share with to occur on a change of control event.

On December 30, 2015, Mr. Smith was granted a stock bonus of 2,000,000 shares of common stock pursuant to the 2015 Plan at a price of $0.05 per share.  All shares were immediately vested.  Mr. Smith did not have any outstanding options as of December 31, 2015.
Director Compensation
The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2015.
	Director Compensation
	Fees Earned or Paid in Cash	Bonus	Stock Awards(1)		Option Awards(2)		Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)		($)		($)	($)	($)	($)
Clarence E. Smith	-	-	-		-		-	-	-	-
Peter Jensen	-	-	40,000	(3)	27,638	(4)	-	-	-	67,638
Edward P. McDonough	-	-	-		31,515	(5)	-	-	-	31,515

(1)	The aggregate grant date fair value of these stock awards was computed in accordance with ASC 718.
(2)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements.
(3)	Issued pursuant to Mr. Jensen’s consulting agreement with the Company dated February 25, 2015 in which the Company issued him 1,000,000 shares of common stock of the Company at $0.04 per share.
(4)	Issued pursuant to Mr. Jensen’s consulting agreement in which the Company issued him a three-year option for 1,000,000 shares of common stock exercisable at $0.05 per share.
(5)	Issued pursuant to Mr. McDonough’s consulting agreement with the Company in which the Company issued him a two-year option for 1,000,000 shares of common stock subject to vesting exercisable at $0.10 per share.

On July 1, 2015, the Company entered into a consulting agreement with Mr. McDonough for director services dated July 1, 2015.  On December 21, 2015, Mr. McDonough and the Company entered into a new director consulting agreement, superseding the prior agreement.  The new agreement provides for a one-year term through December 31, 2016.  In connection with the consulting agreement, the Company issued Mr. McDonough an option pursuant to the 2015 Plan to purchase 1,000,000 shares of common stock of the Company at a price of $0.08 per share with 250,000 shares vesting every three months starting March 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 30, 2016, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Beneficial Ownership Percentage as of March 30, 2016(1)
More than 5% Stockholders(2)
Grant Young (3)	19,100,000		8.3%

Directors and Named Executive Officers
Clarence E. Smith	41,920,500	(4)	19.2%
Susan M. Woodward	5,000,000	(5)	2.3%
Edward P. McDonough	1,250,000	(6)	0.6%
All directors and executive officers as a group:	48,170,500		22.1%

(1)	Based on 216,702,433 shares of common stock outstanding on March 30, 2016, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days of March 30, 2016.
(2)	See also Directors and Named Executive Officers in the table. Based on our most recent list of the stockholders of record from our transfer agent dated March 30, 2016.
(3)	Consists of 6,850,000 shares of common stock owned by Mr. Young directly; the right to acquire 6,000,000 shares of common stock upon warrant exercise; and the right to acquire 6,250,000 shares of common stock upon option exercise. The principal address of Mr. Young is 6438 Rosebery Ave, West Vancouver, BC V7W 2C6 Canada.
(4)	Consists of 40,670,500 shares of common stock owned by Mr. Smith directly and the right to acquire 1,250,000 shares of common stock upon option exercise. The principal address of Mr. Smith is 1845 County Road #214, St. Augustine, FL 32084.

(5)	Consists of 5,000,000 shares of common stock issuable upon the exercise of stock options. The principal address of Ms. Woodward is 705 Dugan Road, Belpre, OH 45714.
(6)	Consists of 1,250,000 shares of common stock issuable upon the exercise of stock options. The principal business address of Mr. McDonough is 1226 Washington Avenue, Parkersburg, WV 26101.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The following is a description of transactions during the last fiscal year in which the transaction involved a material dollar amount and in which any of the Company’s directors, executive officers or holders of more than 5% of the Company’s common stock had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.” Management believes the terms obtained or consideration that was paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arms’ length transactions:
•	As at December 31, 2015, the following amounts were due to related parties:

		2015
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$327

Susan Woodward (CFO)	Accounts payable and accrued liabilities	$0

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand.

On or about April 8, 2015, ProtoKinetix entered into a Royalty Agreement with the Governors of the University of Alberta for the assignment of UAB’s portion of certain patents and all rights associated therewith (see Item 1—Business).  As part of this agreement, Dr. James Shapiro, the inventor, assigned his portion of such patents to UAB.  On May 1, 2015, the Company also entered into a consulting agreement with Dr. James Shapiro who is resident at UAB to pay him $4,000 per month for an initial term of 1 year for providing research and development services.

On or about April 22, 2015, ProtoKinetix entered into a Technology Transfer Agreement with Grant Young for the assignment of Mr. Young’s portion of certain patent applications and all rights associated therewith (see Item 1—Business).  Mr. Young also entered into a consulting agreement with the Company effective March 1, 2015, whereby the Company paid him $10,000 on signing and $5,000 per month for an initial term of one year for providing research and development services. Mr. Young was also granted a five-year option to purchase 5,000,000 shares of common stock within 30 days of the consulting agreement, exercisable at a price of $0.04 per share with 1,250,000 options vested on March 1, 2015 and an additional 1,250,000 each three months thereafter.

On January 1, 2016, ProtoKinetix entered into a new consulting agreement superseding the prior agreement with Mr. Young whereby the Company would pay Mr. Young $7,000 per month for providing research and development services.  He was also granted a 4-year stock option to purchase 5,000,000 shares of common stock at a price of $0.08 with vesting beginning on March 1, 2016 in equal instalments on a quarterly basis.

ITEM 14.                          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2015 and 2014, Davidson & Company LLP, Chartered Professional Accountants (“Davidson”) the Company’s principal accountants billed the Company $18,400 and $27,162, respectively for fees for the audit of the Company’s annual financial statements.  All amounts are in U.S. dollars, using the Bank of Canada’s average noon exchange rate for 2014 of 1 CAD to 0.7830 USD.

Audit-Related Fees

For the years ended December 31, 2015 and 2014, Davidson did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”

Tax Fees

For the years ended December 31, 2015 and 2014, Davidson billed $26,500 in 2015 and $nil in 2014 for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2015 and 2014, Davidson did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2015 and 2014, Davidson billed the Company $17,000 and $21,956 for fees for the review of the Company’s quarterly financial statements.  All amounts are in U.S. dollars, using the Bank of Canada’s average noon exchange rate for 2014 of 1 CAD to 0.7830 USD.

Audit Committee Pre-Approval Policies

The Company currently does not have a formal audit committee.  The Company’ Board of Directors currently approves in advance all audit and non-audit related services performed by the Company’s principal accountants and appointed Ed McDonough as the responsible director to review all financial information of the Company and correspond with the independent auditors regarding the same.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE
EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.
Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
10.1	Assignment of Patents and Patent Application between the Company and Institut National des Sciences Appliquées de Rouen dated January 5, 2015[3]
10.2	Settlement and Indemnity Agreement by and between the Company and Standard Bankcorp Inc. and Mark Ralston dated March 2, 2015[3]
10.3	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[3]
10.4	Technology Transfer Agreement between the Company and Grant Young, dated April 22, 2015[4]
10.5	Consulting Agreement between the Company and Clarence E. Smith, dated December 21, 2015*
10.6	Consulting Agreement between the Company and Susan M. Woodward, dated December 21, 2015*
10.7	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 23, 2015*
14.1	Code of Ethics[5]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015 with the SEC.
5.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 13, 2006 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INCORPORATED

Dated: March 30, 2016	By:	/s/ Clarence E. Smith
Clarence E. Smith
Principal Executive Officer

Dated: March 30, 2016	By:	/s/ Susan M. Woodward
Susan M. Woodward
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 30, 2016	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 30, 2016	By:	/s/ Edward P. McDonough
Edward P. McDonough
Director

PROTOKINETIX, INC. (A Development Stage Company) FINANCIAL STATEMENTS DECEMBER 31, 2015

C O N T E N T S

To the Shareholders and Directors of
Protokinetix, Inc. (A Development Stage Company)

We have audited the accompanying financial statements of Protokinetix, Inc. (the “Company”), which comprise the balance sheets of Protokinetix, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protokinetix, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Protokinetix, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Protokinetix, Inc. has suffered recurring losses from operations.  This matter, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

March 30, 2016

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEETS
As at December 31

	2015	2014

ASSETS
Current Assets
Cash	$371,072	$317
Accounts receivable (Note 4)	8,023	5,497
Prepaid expenses and deposits	397	-
Total current assets	379,492	5,814

Intangible assets (Note 5)	70,260	-

Total assets	$449,752	$5,814
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$45,388	$270,893
Short-term loans (Note 6)	-	63,250
Convertible note payable (Note 7)	-	100,000
Total current liabilities	45,388	434,143
Stockholders' Equity (Deficiency)
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 216,602,433 and 175,662,433 shares issued and outstanding for 2015 and 2014 respectively (Note 11)	$1,159	939
Common stock issuable; nil and 3,840,000 shares as at December 31, 2015 and 2014 respectively (Note 11)	-	20
Stock subscription received in advance (Note 11)	-	25,000
Common stock to be returned to treasury (Note 11)	-	(25,000)
Additional paid-in capital	27,498,836	25,411,550
Accumulated deficit	(27,095,631)	(25,840,838)
Total stockholders’ equity (deficiency)	404,364	(428,329)
Total liabilities and stockholders’ equity (deficiency)	$449,752	$5,814

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 13)
Subsequent Events (Note 15)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015 and 2014

	2015	2014

EXPENSES
Amortization – intangible assets (Note 5)	$1,500	$-
Consulting fees (Note 12)	125,000	95,158
General and administrative	126,767	141,500
Interest	3,968	34,418
Professional fees (Note 12)	314,454	133,769
Share-based compensation (Note 9)	531,486	-
Research and development	158,890	13,750

	(1,262,065)	(418,595)

OTHER ITEMS
Gain on settlement of short-term loan (Note 6)	7,272	3,116
Gain on settlement of convertible note payable (Note 7)	-	192,000
Write off of deposit on sale (Note 3)	-	55,000

Loss for the year	$(1,254,793)	$(168,479)

Loss per common share (basic and diluted)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	197,978,111	172,401,474

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Years Ended December 31, 2015 and 2014

	Common Stock				Additional	Stock Subscriptions	Common stock to be
	Shares	Amount	Issuable shares	Amount	paid-in capital	received in advance	returned to treasury	Accumulated deficit	Total
Balance, December 31, 2013	142,312,433	$763	25,550,000	$135	$25,028,311	$25,000	$-	$(25,672,359)	$(618,150)
Issuance of common stock for services	25,600,000	136	(25,550,000)	(135)	999	-	-	-	1,000
Fair value of compensatory warrants issued	-	-	-	-	40,300	-	-	-	40,300
Issuance of common stock to settle short-term loans	2,500,000	13	-	-	24,987	-	-	-	25,000
Issuance of common stock pursuant to private placement offering	5,000,000	25	-	-	99,975	-	-	-	100,000
Common stock issued in error	250,000	2	-	-	24,998	(25,000)	-	-	-
Common stock to be returned to treasury	-	-	-	-	-	25,000	(25,000)	-	-
Common stock issuable on settlement of convertible note payable	-	-	3,840,000	20	191,980	-	-	-	192,000
Net loss for the year	-	-	-	-	-	-	-	(168,479)	(168,479)

Balance, December 31, 2014	175,662,433	$939	3,840,000	$20	$25,411,550	$25,000	$(25,000)	$(25,840,838)	$(428,329)

Issuance of common stock for services	1,000,000	6	-	-	39,994	-	-	-	40,000
Issuance of common stock to settle convertible note payable	3,840,000	20	(3,840,000)	(20)	-	-	-	-	-
Issuance of common stock pursuant to private placement offering	15,000,000	80	-	-	374,920	-	-	-	375,000
Issuance of common stock pursuant to private placement offering	2,500,000	13	-	-	124,987	-	-	-	125,000
Common stock returned to treasury	(250,000)	(1)	-	-	(24,999)	-	25,000	-	-
Issuance of common stock pursuant to private placement offering	250,000	1	-	-	24,999	(25,000)	-	-	-
Issuance of common stock pursuant to private placement offering	1,250,000	7	-	-	99,993	-	-	-	100,000
Issuance of common stock pursuant to private placement offering	312,500	2	-	-	24,998	-	-	-	25,000
Issuance of common stock pursuant to private placement offering	375,000	2	-	-	29,998	-	-	-	30,000
Issuance of common stock pursuant to private placement offering	625,000	3	-	-	49,997	-	-	-	50,000
Issuance of common stock for services	300,000	2	-	-	20,998	-	-	-	21,000
Issuance of common stock pursuant to settle promissory note	1,250,000	7	-	-	99,993	-	-	-	100,000
Issuance of common stock pursuant to private placement offering	625,000	3	-	-	24,997	-	-	-	25,000
Issuance of common stock for services and other value	300,000	2	-	-	14,998	-	-	-	15,000

PROTOKINETIX, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) cont.
For the Years Ended December 31, 2015 and 2014

	Common Stock				Additional	Stock Subscriptions	Common stock to be
	Shares	Amount	Issuable shares	Amount	paid-in capital	received in advance	returned to treasury	Accumulated deficit	Total
Issuance of units pursuant to private placement offering	5,000,000	27	-	-	199,973	-	-	-	200,000
Fair value of compensatory options issued	-	-	-	-	531,486	-	-	-	531,486
Fair value of compensatory warrants issued	-	-	-	-	25,000	-	-	-	25,000
Issuance of common stock pursuant to private placement offering	1,562,500	8	-	-	124,992	-	-	-	125,000
Exercise of warrants	5,000,000	27	-	-	199,973	-	-	-	200,000
Issuance of common stock for services	2,000,000	11	-	-	99,989	-	-	-	100,000
Net loss for the year	-	-	-	-	-	-	-	(1,254,793)	(1,254,793)

Balance, December 31, 2015	216,602,433	$1,159	-	$-	$27,498,836	$-	$-	$(27,095,631)	$404,364

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014

	2015	2014

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(1,254,793)	$(168,479)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on settlement of convertible note payable	-	(192,000)
Accretion of short-term loan	-	2,630
Amortization – intangible assets	1,500	-
Issuance and amortization of common stock for services	176,000	8,667
Fair value of compensatory options granted	531,486	-
Fair value of compensatory warrants granted	-	40,300
Gain on settlement of short-term loans	(7,272)	(3,116)
Write-off of deposit on sale	-	(55,000)

Changes in operating assets and liabilities:
Accounts receivable	(2,526)	(5,378)
Prepaid expenses and deposits	(397)	14,794
Accounts payable and accrued liabilities	(18,233)	128,334

Net cash used in operating activities	(574,235)	(229,248)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Deposit on sale	-	30,000
Purchase of intangible assets	(46,760)	-

Net cash from (used in) investing activities	(46,760)	30,000

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loan proceeds, net	-	20,000
Repayment of short-term loan	(43,250)	(23,500)
Convertible note proceeds	-	100,000
Issuance of common stock for cash	1,035,000	100,000

Net cash from financing activities	991,750	196,500

Net change in cash	370,755	(2,748)

Cash, beginning of year	317	3,065

Cash, end of year	$371,072	$317

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued for consulting services	$236,000	$1,000
Common stock issued to settle short-term loans, accounts payable and accrued liabilities	220,000	25,000
Short-term loans converted to accounts payable	-	60,250
Common stock returned to treasury	25,000	-
Common stock issued for past subscriptions	25,000	-
Common stock issued to settle promissory note	100,000	-
Fair value of warrants issued for intangible asset	25,000	-

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 1.  Basis of Presentation – Going Concern Uncertainties

ProtoKinetix, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

The Company is currently researching the benefits and feasibility of synthesized Antifreeze Glycoproteins ("AFGP") or anti-aging glycoproteins, trademarked AAGP.  During the year ended December 31, 2015, the Company acquired certain patents and rights for cash consideration of $30,000 (25,000 Euros), as well as additional patent applications for cash consideration of $10,000 and 6,000,000 share purchase warrants with a fair value of $25,000 (Note 5).

A Cease Trade Order (“CTO”) was issued in respect of the Company’s securities by the British Columbia Securities Commission (“BCSC”) on May 9, 2013 based on the Company’s failure to file annual financial statements for the year ended December 31, 2012 by the deadline of April 1, 2013. The Company has since completed all of the required filings for annual and interim periods and received a full Revocation Order from the BCSC during the year ended December 31, 2015.

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2015.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars.

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 2. Summary of Significant Accounting Policies (cont’d)

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

Level 1 inputs are used to measure cash. At December 31, 2015 there were no other assets or liabilities subject to additional disclosure.

Income Taxes

The Company accounts for income taxed following the assets and liability method in accordance with the ASC 740 “Income Taxes.”  Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The Company applies the accounting guidance issued to address the accounting for uncertain tax positions.  This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

Intangible assets – patent and patent application costs

The Company owns intangible assets consisting of certain patents and patent applications. Intangible assets acquired separately are measured on initial recognition at cost. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Subsequent expenditures are capitalized only when they increase the future economic benefits embodied in the specific asset to which they relate. All other expenditures are recognized in profit or loss as incurred.

As at December 31, 2015, the Company does not hold any intangible assets with indefinite lives.

Intangible assets with finite lives are amortized over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization method and amortization period of an intangible asset with a finite life is reviewed at least annually.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 2. Summary of Significant Accounting Policies (cont’d)

Intangible assets – patent and patent application costs (cont’d)

Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset is accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates.

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at December 31, 2015.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 14,600,000 stock options (December 31, 2014 - nil), 8,700,000 warrants (December 31, 2014 – 5,200,000) and debt convertible into nil common shares (December 31, 2014 – 400,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

Share-Based Compensation

The Company has granted warrants and options to purchase shares of the Company's common stock to various parties for consulting services.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with  ASC 718 “Compensation – Stock Compensation”,  which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common shares issued for services is determined based on the Company’s stock price on the date of issuance.

The Company accounts for stock compensation arrangements with persons classified as non-employees for accounting purposes in accordance with ASC 505-50 “Stock-Based Transactions with Nonemployees”, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

Common stock

Common stock issued for non-monetary consideration are recorded at their fair value on the measurement date and classified as equity. The measurement date is defined as the earliest of the date at which the commitment for performance by the counterparty to earn the common shares is reached or the date at which the counterparty’s performance is complete.

Transaction costs directly attributable to the issuance of common stock, units and stock options are recognized as a deduction from equity, net of any tax effects.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 2.  Summary of Significant Accounting Policies (cont’d)

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 4.   Accounts Receivable

Accounts receivable consists of refundable sales tax paid on purchases made in Canada.

Note 5.    Intangible Assets

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the year ended December 31, 2015, the Company recorded $1,500 in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $6,760 in direct costs relating to the Patent Application Rights.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty further discussed in Note 13(c).

No amortization was recorded on the Patent Application Rights to December 31, 2015.

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

During the year ended December 31, 2015, a total of $60,250 in short-term loans were paid directly by the Company’s CEO. The amount was owing to the CEO and had been included in accounts payable and accrued liabilities as at December 31, 2014 as no formal loan agreements had been completed. These amounts were settled in part of the financing detailed in Note 11(c).

The remainder of the short-term loans in the amount of $nil (December 31, 2014 - $63,250) were unsecured, non-interest bearing and were repayable on demand.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

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

During the year ended December 31, 2014, the Company and the corporation commenced discussions in regards to the settlement of the convertible note through extinguishment. A settlement agreement was finalized during the year ended December 31, 2015, but the Company has accounted for the transaction as at December 31, 2014. The settlement agreement stipulated that the convertible note plus accrued interest of $84,000 (included in accounts payable and accrued liabilities as at December 31, 2014) was to be settled through the issuance of 3,840,000 shares of the Company’s common stock. The fair value of the shares was determined to be $192,000 ($0.05 per share) and the Company recognized a gain on settlement in the amount of $192,000 as at December 31, 2014 (Note 11). The settlement agreement also stipulated the payment of $161,750 to the corporation to settle other amounts included in accounts payable and accrued liabilities and short-term loans, all of which has been paid as at December 31, 2015.

On June 17, 2014, the Company executed a loan agreement under which the Company issued an 8% convertible promissory note in exchange for an initial amount of $10,000, with the ability to be increased to $100,000, to the Company`s President and CEO.  During the year ended December 31, 2014, additional amounts totaling $90,000 were advanced, $23,500 of which was paid directly to settle certain short-term loans outstanding (Note 6). The note holder had the right to demand payment of outstanding principal and interest at any time with a 30-day grace period.  The note was due and payable no later than December 31, 2015, and was convertible into shares of the Company's common stock at $0.25 per share.  No beneficial conversion feature was applicable to this convertible note. On July 1, 2015, the Company`s board of directors approved an adjustment to the conversion price from $0.25 to $0.08.  During the year ended December 31, 2015, the Company issued 1,250,000 shares of the Company’s common stock at the adjusted conversion price of $0.08 per share to settle the promissory note. A gain of $7,272 was recognized associated with interest forgiven on the note.

Note 8.  Common Shares Issued for Services

During the years ended December 31, 2015 and 2014, the Company issued shares of common stock for services and other value rendered as follows:

2015	Number of Shares	Value per Share	Total

February 2015	1,000,000	$0.04	$40,000
June 2015	100,000	0.07	7,000
September 2015	100,000	0.07	7,000
September 2015	300,000	0.05	15,000
December 2015	100,000	0.07	7,000
December 2015	2,000,000	0.05	100,000
	3,600,000		$176,000

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 8.  Common Shares Issued for Services (cont’d)

2014	Number of Shares	Value per Share	Total

January 2014	25,550,000	$0.01	$255,500
June 2014	50,000	0.02	1,000
	25,600,000		$256,500

Note 9.  Stock Options

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the “Plan”).  The Board of Directors adopted this plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

Under the Plan, the lesser of: (i) 20,000,000 shares; or (ii) 10% of the total number of the Company’s common shares outstanding are reserved to be issued upon the exercise of options or the grant of stock bonuses.  As such, the Plan is subject to an absolute cap of 20,000,000 shares.  The Plan includes two types of options;  options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as incentive options, and options which are not intended to qualify as incentive options are referred to as non-qualified options.

As of December 31, 2015, 1,600,000 options and 2,000,000 shares of common stock have been granted under the Plan.

The Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors.  In addition to determining who will be granted options or stock bonuses, the committee has the authority and discretion to determine when options and bonuses will be granted and the number of options and bonuses to be granted.  The committee also may determine a vesting and/or forfeiture schedule for bonuses and/or options granted, the time or times when each option becomes exercisable, the duration of the exercise period for options and the form or forms of the agreements, certificates or other instruments evidencing grants made under the Plan.  The committee may determine the purchase price of the shares of common stock covered by each option and determine the fair market value per share.  The committee also may impose additional conditions or restrictions not inconsistent with the provisions of the Plan.  The committee may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plan.

In the event that a change, such as a stock split, is made in the Company’s capitalization which results in an exchange or other adjustment of each share of common stock for or into a greater or lesser number of shares, appropriate adjustments will be made to unvested bonuses and in the exercise price and in the number of shares subject to each outstanding option.  The committee also may make provisions for adjusting the number of bonuses or underlying outstanding options in the event the Company effects one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of its outstanding common stock.  Options and bonuses may provide that in the event of the dissolution or liquidation of the Company, a corporate separation or division or the merger or consolidation of the Company, the holder may exercise the option on such terms as it may have been exercised immediately prior to such dissolution, corporate separation or division or merger or consolidation; or in the alternative, the committee may provide that each option granted under the Plan shall terminate as of a date fixed by the committee.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 9.  Stock Options (con’t)

The exercise price of any option granted under the Plan must be no less than 100% of the “fair market value” of the Company’s common stock on the date of grant.  Any incentive stock option granted under the Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant.

The exercise price of an option may be paid in cash, in shares of the Company’s common stock or other property having a fair market value equal to the exercise price of the option, or in a combination of cash, shares, other securities and property.  The committee determines whether or not property other than cash or common stock may be used to purchase the shares underlying an option and shall determine the value of the property received.

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2013 and 2014	-	-	-
Options granted	14,600,000	0.05	0.03
Outstanding, December 31, 2015	14,600,000	0.05	0.03	3.09

The fair values of the stock options granted during the year ended December 31, 2015 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

For the year ended December 31, 2015
Risk-free interest rate	0.90%
Dividend yield	0.00%
Expected stock price volatility	125.00%
Expected forfeiture rate	0.00%
Expected life	4.50 years

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 9.  Stock Options (con’t)

The following non-qualified stock options were outstanding and exercisable at December 31, 2015:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
March 12, 2016	0.10	1,000,000	750,000
February 25, 2017	0.04	2,000,000	-
February 24, 2018	0.05	1,000,000	1,000,000
February 25, 2020	0.04	4,000,000	4,000,000
February 28, 2020	0.04	5,000,000	5,000,000
June 30, 2017	0.10	1,000,000	1,000,000
June 30, 2018	0.10	600,000	600,000
		14,600,000	12,350,000

As at December 31, 2015, the aggregate intrinsic value of the Company’s stock options is $350,000 (December 31, 2014 – $nil). The weighted average fair value of stock options granted during the year is $0.05 (2014 - $nil).

Note 10.  Warrants

Warrant transactions for the years ended December 31, 2014 and 2015 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2013	21,300,000	$0.03
Issued	4,700,000	0.07
Expired	(20,800,000)	0.02
Balance, December 31, 2014	5,200,000	0.09
Issued	11,000,000	0.07
Expired	(2,500,000)	0.05
Exercised	(5,000,000)	0.04
Balance, December 31, 2015	8,700,000	$0.11

The following warrants were outstanding and exercisable as at December 31, 2015:

Number of Warrants	Exercise Price ($)	Expiry Date
1,600,000	0.10	January 1 , 2016*
300,000	0.05	January 1 , 2016*
300,000	0.15	January 1 , 2016*
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
8,700,000

*Subsequent to the year ended December 31, 2015, these warrants expired unexercised.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 11.  Stockholders’ Equity (Deficiency)

The Company is authorized to issue 400,000,000 (December 31, 2014 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2015 (December 31, 2014 - $nil).

During the year ended December 31, 2015, the Company:

a)	Issued 1,000,000 shares of common stock with a fair value of $40,000 ($0.04 per share) pursuant to a directorship agreement entered into on February 25, 2015 (Note 12).

b)	Issued 3,840,000 shares of common stock with a fair value of $192,000 ($0.05 per share) pursuant to a settlement agreement completed on March 2, 2015 with a convertible note holder (Note 7).

c)	Issued 15,000,000 shares of common stock at $0.025 per share pursuant to a stock subscription agreement with the Company’s President and CEO. The proceeds of $375,000 were offset by $150,000 owing to the President and CEO as previously included in accounts payable and accrued liabilities and $20,000 owing in short-term loans (Note 6). The remaining proceeds of $205,000 were received in cash during the year ended December 31, 2015.

d)	Issued 2,500,000 shares of common stock to two investors (one of which was the President and CEO of the Company) at $0.05 per share for gross proceeds of $125,000.

e)	Cancelled 250,000 shares of common stock that were returned to treasury. The shares had been issued in error and the Company had accounted for the return as “Common stock to be returned to treasury” as at December 31, 2014.

f)	Issued 250,000 shares of common stock pursuant to a stock subscription received during the year ended December 31, 2010.

g)	Issued 1,250,000 shares of common stock at $0.08 per share for gross proceeds of $100,000 pursuant to private placement offering.

h)	Issued 312,500 shares of common stock at $0.08 per share for gross proceeds of $25,000 pursuant to private placement offering.

i)	Issued 375,000 shares of common stock at $0.08 per share for gross proceeds of $30,000 pursuant to private placement offering.

j)	Issued 625,000 shares of common stock at $0.08 per share pursuant to a stock subscription agreement with the Company’s President and CEO. The proceeds of $50,000 were offset in their entirety by certain amounts owing to the President and CEO as previously included in accounts payable and accrued liabilities.

k)	Issued 300,000 shares of common stock with a fair value of $21,000 ($0.07 per share) pursuant to a consulting agreement entered into on March 1, 2015 (Note 13).

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 11.  Stockholders’ Equity (Deficiency) (cont’d)

l)	Issued 1,250,000 shares of the Company’s common stock at an adjusted conversion price of $0.08 per share on conversion of a promissory note (Note 7).

m)	Issued 625,000 shares of common stock at $0.04 per share for gross proceeds of $25,000 pursuant to a stock subscription agreement with the Company’s President and CEO.

n)	Issued 300,000 shares of common stock with a fair value of $15,000 ($0.05 per share) pursuant to a settlement agreement entered into on September 29, 2015 for services and other value received.

o)	Issued 5,000,000 units at $0.04 per unit or gross proceeds of $200,000. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at a price of $0.04 until December 28, 2015.

p)	Issued 1,562,500 shares of common stock at $0.08 per share for gross proceeds of $125,000 pursuant to a private placement offering.

q)	Issued 5,000,000 shares of common stock at $0.04 per share or gross proceeds of $200,000 upon the exercise of warrants.

r)	Issued 2,000,000 shares of common stock with a fair value of $100,000 ($0.05 per share) as a bonus to the Company’s President and CEO (Note 12).

During the year ended December 31, 2014, the Company:

a)	Issued 25,550,000 shares of restricted common stock for consulting, research and investor relations services provided during the year ended December 31, 2013. The value of these shares was $255,500 and had been accrued as common stock issuable as at December 31, 2013.

b)	Issued 50,000 shares of common stock to an individual for website services provided during year ended December 31, 2014. The value of these shares was $1,000 and was recorded as general and administrative expense.

c)	Issued 2,200,000 compensatory warrants with a fair value of $40,300 (Note 10).

d)	Issued 2,500,000 units to settle a portion of the short-term loans totaling $25,000. Each unit consists of one share of common stock and one warrant exercisable at a price of $0.05 for a period of 1 year expiring on February 18, 2015 (Note 10).

e)	Issued 5,000,000 units at $0.02 per unit to a related party for gross proceeds of $100,000.

f)	Issued 250,000 shares of common stock in error. Management of the Company had believed that they had issued the shares pursuant to share subscriptions previously received during the year ended December 31, 2010. The shares were issued to the wrong individual and were returned to treasury and cancelled during the year ended December 31, 2015. Management has identified the original subscriber to the 2010 financing and issued the 250,000 shares to this individual during the year ended December 31, 2015.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 12. Related Party Transactions and Balances

During the year ended December 31, 2015, the Company:

a)	Entered into a directorship agreement effective February 25, 2015 with a newly appointed director of the Company. Pursuant to the agreement, the director was issued 1,000,000 shares of common stock as an engagement fee (Note 11) and will be entitled to a compensatory service fee for legal services over and above a mandatory 10 hours per month requirement stipulated in the agreement. Service fees for the year ended December 31, 2015 totaled $12,747 (2014 - $nil). The shares were issued at a total value of $40,000 ($0.04 per share). The director also received 1,000,000 stock options on signing (Note 9) exercisable into common shares of the Company for a period of 3 years at a price of $0.05 per share.

The director resigned from the board but has been appointed to the Company’s Business and Scientific Advisory Board as a consultant.

b)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2015. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 plus 2.5% of the aggregate transaction value of the change of control.

During the year ended December 31, 2015, the President and CEO was issued 2,000,000 shares of common stock with a total value of $100,000 ($0.05 per share) as a bonus issuance.

c)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company’s CFO whereby she will be compensated at a monthly fee of $4,000 for services through to December 31, 2018 ($4,000 per month for fiscal 2015, then increased by not less than 5% each year thereafter). Effective June 1, 2015, the monthly fee was increased to $4,200. A total of $49,400 was paid or accrued to the Company’s CFO during the year ended December 31, 2015 (2014 - $12,000).

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

Subsequent to December 31, 2015, the consulting agreement was amended (Note 15).

d)	Entered into a directorship agreement effective July 1, 2015 with a newly appointed director of the Company. Pursuant to the agreement, the director was issued 1,000,000 stock options on signing (Note 9) exercisable into common shares of the Company for a period of 2 years at a price of $0.10 per share. The options vested in monthly installments of 166,666 options beginning July 31, 2015 with the final 166,670 options vesting on December 31, 2015.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 12. Related Party Transactions and Balances (cont’d)

e)	During the year ended December 31, 2014, the Company’s former President, CEO and CFO was paid total consulting fees of $45,975. During the year ended December 31, 2015, the Company paid $10,000 in penalties associated with the revocation of the CTO on behalf of the former officer.

f)	Recognized $194,032 (2014 - $nil) in share-based compensation associated with stock options granted to key management personnel.

As at December 31, 2015 and December 31, 2014, the following amounts are due to related parties:

		December 31, 2015		December 31, 2014
Clarence Smith (CEO)	Accounts payable and accrued liabilities		$327	$129,592
	Short-term loans	$	nil	$20,000
	Convertible note payable	$	nil	$100,000

Susan Woodward (CFO)	Accounts payable and accrued liabilities	$	nil	$12,000

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand. Amounts included in short-term loans and convertible note payable had terms disclosed in Notes 6 and 7 respectively.

Note 13.  Commitments and Contingency

During the year ended December 31, 2015, the Company:

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

Subsequent to December 31, 2015, the consulting agreement was amended (Note 15).

b)
Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $2,700 per month for an initial term of 1 year for providing public relations services. The consultant is also entitled to 400,000 shares of common stock, which will be issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement (100,000 shares issued subsequent to December 31, 2015 (Note 15)). The consultant is also entitled to 1,000,000 stock options on signing (Note 9), with each stock option exercisable into a common share at a price of $0.10 for a period of 5 years. The stock options will vest at the rate of 25% every 3 months over the term of the agreement.

c)	Entered into a royalty agreement with the Governors of the University of Alberta (the “University”) whereby the University had developed certain intellectual property (the “Additional Patent Rights”) in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Additional Patent Rights to the Company in return for 5% of any future gross revenues (the “Royalty”) derived from products arising from the Patent Rights. The Company will have the right and option for two years from the earlier of September 1, 2015 or the first date that the University publishes its research related to the Additional Patent Rights to buy out all of the University’s Royalty for consideration of the aggregate sum of CDN $5,000,000.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 13.   Commitments and Contingency (con’t)

d)	Entered into a consulting agreement effective May 1, 2015, whereby the Company would pay the consultant $4,000 per month for an initial term of 1 year for providing research and development services.

e)	Entered into a consulting agreement for business development services effective July 1, 2015. The consultant was granted 600,000 stock options exercisable into common shares of the Company at a price of $0.10 per share for a period of 3 years. The options will vest in monthly installments of 100,000 options beginning July 31, 2015 with the final vesting on December 31, 2015.

f)	The Company was delinquent in filing certain income tax returns with the U.S. Internal Revenue Service and reports disclosing its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). In September 2015, the Company filed the delinquent income tax returns and has sought waivers of any penalties under the IRS Offshore Voluntary Disclosure Program for late filing of the returns and FBARs. Under the program, the IRS has indicated that it will not impose a penalty for the failure to file delinquent income tax returns if there are no underreported tax liabilities. The Company may be liable for civil penalties for certain tax years in an indeterminate amount for not complying with the FBAR reporting and recordkeeping requirements. No claim has been asserted by the U.S. Internal Revenue Service; before any claim is expressly asserted the Company intends to cooperate with the Internal Revenue Service to minimize any liability. The Company is unable to determine the amount of any penalties that may be assessed at this time.

Note 14.  Income Taxes

As a Nevada corporation, the Company is liable for taxes in the United States.  As of December 31, 2015, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $26,400,000 (2014 - $25,800,000) to reduce future taxable income.  The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $9,000,000 (2014 - $8,800,000).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.  The difference between the Company's statutory income tax rate of (34%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carryforwards.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note 15. Subsequent Events

Subsequent to the year ended December 31, 2015, the Company:

a)	Entered into a consulting agreement with an effective date of January 1, 2016 with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2016. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control. In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of an Application Sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement. He is also entitled to 5,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (granted subsequent to yearend). The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

b)	Entered into a consulting agreement with an effective date of January 1, 2016 with the Company’s CFO whereby she will compensated at a monthly fee of $6,000 for services through to December 31, 2016. The agreement also stipulates a termination fee that would pay the Company’s CFO $36,000 if terminated without cause or $72,000 upon termination due to a change of control event. She is also entitled to 4,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (granted subsequent to yearend). The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

c)	Entered into a consulting agreement with an effective date of January 1, 2016 whereby the Company would pay the consultant $7,000 per month for providing research and development services. The consultant is also entitled to 5,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (granted subsequent to yearend). The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

d)	Entered into a directorship agreement with an effective date of January 1, 2016 with a director of the Company. Pursuant to the agreement, the director will be issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (granted subsequent to yearend). The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

e)	On March 1, 2016, the Company issued 100,000 shares of common stock of the Company to a consultant for services pursuant to a consulting agreement (Note 13(b)).