Form 10-Q
period 2016-03-31
ProtoKinetix, Inc.
filed 2016-05-16
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, there were 216,702,433 shares of ProtoKinetix, Incorporated that were issued and outstanding.

PROTOKINETIX, INCORPORATED
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosure	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	26

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$260,973	$371,072
Accounts receivable (Note 3)	8,023	8,023
Prepaid expenses and deposits	167	397
Total current assets	269,163	379,492

Intangible assets (Note 4)	71,394	70,260

Total assets	$340,557	$449,752
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$89,529	$45,388
Total current liabilities	89,529	45,388
Stockholders' Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 216,702,433 and 216,602,433 shares issued and outstanding as at March 31, 2016 and December 31, 2015 respectively (Note 9)	1,160	1,159
Additional paid-in capital	27,690,354	27,498,836
Accumulated deficit	(27,440,486)	(27,095,631)
Total stockholders’ equity	251,028	404,364
Total liabilities and stockholders’ equity	$340,557	$449,752

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 11)
Subsequent Events (Note 12)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	Three months ended March 31, 2016	Three months ended March 31, 2015

EXPENSES
Amortization – intangible assets (Note 4)	$750	$-
Consulting fees (Note 10)	-	50,000
General and administrative	21,431	38,859
Interest	-	1,973
Professional fees (Note 10)	66,507	74,324
Research and development	71,651	53,000
Share-based compensation (Note 7)	184,519	41,126

	(344,858)	(259,282)

OTHER ITEMS
Foreign exchange gain (loss)	3	(5,842)

Loss for the period	$(344,855)	$(265,124)

Loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	216,635,400	182,277,544

See Notes to Financial Statements

PROTOKINETIX, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
For the Period from December 31, 2015 to March 31, 2016

	Common Stock
	Shares	Amount	Issuable shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance, December 31, 2015	216,602,433	$1,159	-	$-	$27,498,836	$(27,095,631)	$404,364

Issuance of common stock for services	100,000	1	-	-	6,999	-	7,000

Fair value of compensatory options issued	-	-	-	-	184,519	-	184,519

Net loss for the period	-	-	-	-	-	(344,855)	(344,855)

Balance, March 31, 2016	216,702,433	$1,160	-	$-	$27,690,354	$(27,440,486)	$251,028

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	Three Months ended March 31, 2016	Three Months ended March 31, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(344,855)	$(265,124)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	750	-
Issuance and amortization of common stock for services	7,000	40,000
Fair value of compensatory options granted	184,519	41,126
Contribution of services	-	4,000

Changes in operating assets and liabilities:
Accounts receivable	-	(431)
Prepaid expenses and deposits	230	(1,454)
Accounts payable and accrued liabilities	44,141	75,468

Net cash used in operating activities	(108,215)	(106,415)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(1,884)	(30,000)

Net cash from (used in) investing activities	(1,884)	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loan proceeds (repayments)	-	(63,250)
Issuance of common stock for cash	-	330,000

Net cash from financing activities	-	266,750

Net change in cash	(110,099)	130,335

Cash, beginning of period	371,072	317

Cash, end of period	$260,973	$130,652

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued for consulting services	$7,000	$40,000
Common stock returned to treasury	-	25,000
Common stock issued for past subscriptions	-	25,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016

Note 1.  Basis of Presentation – Going Concern Uncertainties

ProtoKinetix, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

The Company is currently researching the benefits and feasibility of synthesized Antifreeze Glycoproteins ("AFGP") or anti-aging glycoproteins, trademarked AAGP.  During the year ended December 31, 2015, the Company acquired certain patents and rights for cash consideration of $30,000 (25,000 Euros), as well as additional patent applications for cash consideration of $10,000 and 6,000,000 share purchase warrants with a fair value of $25,000 (Note 4).

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2016.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed March 30, 2016, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016

Note 2. Summary of Significant Accounting Policies (cont’d)

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

Fair Value of Financial Instruments

Financial instruments, which includes cash and accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Level 1 inputs are used to measure cash. At March 31, 2016 there were no other assets or liabilities subject to additional disclosure.

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016

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

As at March 31, 2016, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at March 31, 2016.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 28,600,000 stock options (March 31, 2015 – 13,000,000), 6,500,000 warrants (March 31, 2015 – 2,700,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016

Note 2. Summary of Significant Accounting Policies (cont’d)

Share-Based Compensation (cont’d)

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
March 31, 2016

Note 3.   Accounts Receivable

Accounts receivable consists of refundable sales tax paid on purchases made in Canada.

Note 4.     Intangible Assets

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the three month period ended March 31, 2016, the Company recorded $750 (2015 - $nil) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $8,644 in direct costs relating to the Patent Application Rights.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

No amortization was recorded on the Patent Application Rights to March 31, 2016.

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

During the year ended December 31, 2014, the Company and the corporation commenced discussions in regards to the settlement of the convertible note through extinguishment. A settlement agreement was finalized during the year ended December 31, 2015, but the Company has accounted for the transaction as at December 31, 2014. The settlement agreement stipulated that the convertible note plus accrued interest of $84,000 (included in accounts payable and accrued liabilities as at December 31, 2014) was to be settled through the issuance of 3,840,000 shares of the Company’s common stock. The fair value of the shares was determined to be $192,000 ($0.05 per share) and the Company recognized a gain on settlement in the amount of $192,000 as at December 31, 2014. The settlement agreement also stipulated the payment of $161,750 to the corporation to settle other amounts included in accounts payable and accrued liabilities and short-term loans, all of which had been paid as at December 31, 2015.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016

Note 5.  Convertible Note Payable (cont’d)

On June 17, 2014, the Company executed a loan agreement under which the Company issued an 8% convertible promissory note in exchange for an initial amount of $10,000, with the ability to be increased to $100,000, to the Company`s President and CEO.  During the year ended December 31, 2014, additional amounts totaling $90,000 were advanced, $23,500 of which was paid directly to settle certain short-term loans outstanding. The note holder had the right to demand payment of outstanding principal and interest at any time with a 30-day grace period.  The note was due and payable no later than December 31, 2015, and was convertible into shares of the Company's common stock at $0.25 per share.  No beneficial conversion feature was applicable to this convertible note. On July 1, 2015, the Company`s board of directors approved an adjustment to the conversion price from $0.25 to $0.08.  During the year ended December 31, 2015, the Company issued 1,250,000 shares of the Company’s common stock at the adjusted conversion price of $0.08 per share to settle the promissory note. A gain of $7,272 was recognized associated with interest forgiven on the note.

Note 6.  Common Shares Issued for Services

During the three month periods ended March 31, 2016 and 2015, the Company issued shares of common stock for services and other value rendered as follows:

2016	Number of Shares	Value per Share	Total

March 2016	100,000	$0.07	$7,000
	100,000		$7,000

2015	Number of Shares	Value per Share	Total

February 2015	1,000,000	$0.04	$40,000
	1,000,000		$40,000

Note 7.  Stock Options

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

As of March 31, 2016, 16,600,000 options and 2,000,000 shares of common stock have been granted under the Plan.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016

Note 7.  Stock Options (cont’d)

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

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2015	14,600,000	0.05	0.03
Options granted	15,000,000	0.08	0.05
Options expired	(1,000,000)	0.10	0.03
Outstanding, March 31, 2016	28,600,000	0.06	0.04	3.42

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016

Note 7.  Stock Options (cont’d)

The fair values of the stock options granted during the three month periods ended March 31, 2016 and 2015 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	March 31, 2015	March 31, 2016
Risk-free interest rate	0.81%	0.56%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	4.81 years	3.95 years

The following non-qualified stock options were outstanding and exercisable at March 31, 2016:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
			$
February 25, 2017	0.04	2,000,000		-
February 24, 2018	0.05	1,000,000		1,000,000
February 25, 2020	0.04	4,000,000		4,000,000
February 28, 2020	0.04	5,000,000		5,000,000
June 30, 2017	0.10	1,000,000		1,000,000
June 30, 2018	0.10	600,000		600,000
December 31, 2019	0.08	15,000,000		3,750,000
		28,600,000		15,350,000

As at March 31, 2016, the aggregate intrinsic value of the Company’s stock options is $110,000 (December 31, 2015 – $350,000). The weighted average fair value of stock options granted during the three month period ended March 31, 2016 is $0.05 (2015 - $0.03).

Note 8.  Warrants

Warrant transactions for the three month period ended March 31, 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2015	8,700,000	$0.11
Expired	(2,200,000)	0.10
Balance, March 31, 2016	6,500,000	$0.11

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016

Note 8.  Warrants (cont’d)

The following warrants were outstanding and exercisable as at March 31, 2016:

Number of Warrants	Exercise Price ($)	Expiry Date
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
6,500,000

Note 9.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2015 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2016 (December 31, 2015 - $nil).

During the three month period ended March 31, 2016, the Company:

a)	Issued 100,000 shares of common stock with a fair value of $7,000 ($0.07 per share) pursuant to a consulting agreement entered into on March 1, 2015.

Note 10. Related Party Transactions and Balances

During the three month period ended March 31, 2015, the Company:

a)	Entered into a directorship agreement effective February 25, 2015 with a newly appointed director of the Company. Pursuant to the agreement, the director was issued 1,000,000 shares of common stock as an engagement fee and was entitled to a compensatory service fee. The director was also entitled to 1,000,000 stock options on signing exercisable into common shares of the Company for a period of 3 years at a price of $0.05 per share.

During the three month period ended March 31, 2015, the director provided $4,000 in contributed services, which were recorded as professional fees against additional paid-in capital.

b)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company’s President and CEO whereby he was compensated at a nominal amount of $1 for services through to December 31, 2015. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 plus 2.5% of the aggregate transaction value of the change of control.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016

Note 10. Related Party Transactions and Balances (cont’d)

c)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company’s CFO whereby she was compensated at a monthly fee of $4,000 for services through to December 31, 2018 ($4,000 per month for fiscal 2015, then increased by not less than 5% each year thereafter). A total of $12,000 was paid or accrued to the Company’s CFO during the three month period ended March 31, 2015 (2014 - $nil).

She was also entitled (as of February 26, 2015) to 4,000,000 stock options exercisable into common shares of the Company for a period of 5 years at a price of $0.04 per share. The options vested monthly in tranches of 400,000 over 10 months. She was also be entitled to an additional 2,000,000 stock options exercisable for a period of 2 years at a price of $0.04 per share that will vest only upon a change in control. If terminated without cause, the agreement also stipulates a termination fee that would pay the Company’s CFO three times her monthly consulting fee in effect as of the date of termination or if terminated without cause after January 1, 2016, six times her monthly consulting fee in effect as of the date of termination. In the case of termination upon a change of control event, the termination fee would be equal to two times the amount that she would receive as if terminated without cause.

d)	Recognized $41,126 in share-based compensation associated with stock options granted to key management personnel.

During the three month period ended March 31, 2016, the Company:

a)	Entered into a consulting agreement with an effective date of January 1, 2016 with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2016. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control. In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of an Application Sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement. Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7). The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

b)	Entered into a consulting agreement with an effective date of January 1, 2016 with the Company’s CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2016. The agreement also stipulates a termination fee that would pay the Company’s CFO $36,000 if terminated without cause or $72,000 upon termination due to a change of control event. Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7). The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

c)
Entered into a directorship agreement with an effective date of January 1, 2016 with a director of the Company.

Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

d)	Recognized $135,925 in share-based compensation associated with stock options grantedto key management personnel.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016

Note 10. Related Party Transactions and Balances (cont’d)

As at March 31, 2016 and December 31, 2015, the following amounts are due to related parties:

		March 31, 2016	December 31, 2015
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$170	$327

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand.

Note 11.                           Commitments and Contingency

As at March 31, 2016, the Company has the following commitments:

a)	Entered into a consulting agreement with an effective date of January 1, 2016 whereby the Company would pay the consultant $7,000 per month for providing research and development services. Pursuant to the agreement, the consultant was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7). The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

b)	Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $2,700 per month for an initial term of 1 year for providing public relations services. The consultant is also entitled to 400,000 shares of common stock, which will be issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement (100,000 shares issued during the three month period ended March 31, 2016 (Note 9)). The consultant was also issued 1,000,000 stock options on signing during the year ended December 31, 2015, with each stock option exercisable into a common share at a price of $0.10 for a period of 5 years. The stock options will vest at the rate of 25% every 3 months over the term of the agreement.

c)	Entered into a royalty agreement with the Governors of the University of Alberta (the “University”) whereby the University had developed certain intellectual property (the “Additional Patent Rights”) in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Additional Patent Rights to the Company in return for 5% of any future gross revenues (the “Royalty”) derived from products arising from the Patent Rights. The Company will have the right and option for two years from the earlier of September 1, 2015 or the first date that the University publishes its research related to the Additional Patent Rights to buy out all of the University’s Royalty for consideration of the aggregate sum of CDN $5,000,000.

d)	Entered into a consulting agreement effective May 1, 2015, whereby the Company would pay the consultant $4,000 per month for an initial term of 1 year for providing research and development services.

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016

Note 12. Subsequent Events

Subsequent to the three month period ended March 31, 2016, the Company:

a)	Filed Form 51-105F1 – Notice – OTC Issuer Ceases to be an OTC Reporting Issuer with the BCSC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the three month period ended March 31, 2016 and 2015, and our financial condition, liquidity and capital resources as of March 31, 2016, and December 31, 2015.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements
The information discussed in this Quarterly Report on Form 10-Q include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, among others:

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Business Overview

ProtoKinetix, Incorporated is a research and development stage bio-technology company focused on scientific medical research of AFGPs (Anti-Freeze Glycoproteins) or anti-aging glycoproteins, trademarked as AAGPs™.  The Company has recently been in the process of directing major efforts to the practical side of commercial validation.  The commercial applications for AAGPs™ in large markets such as targeted health care solutions are numerous, and ProtoKinetix is currently working with researchers, business leaders and advisors and commercial entities to bring AAGP™ to market.

Results of Operations

The following table shows selected financial data and operating results for the periods noted.  Following the table, please see management’s discussion of significant changes.

	For the Three Months Ended
	March 31,
	2016	2015
Revenues	$-	$-
Cost of sales	-	-
Gross (loss) profit	-	-
Operating Expenses
Amortization	$750	$-
Consulting Fees	-	50,000
General and Administrative	21,431	38,859
Interest Expense	-	1,973
Professional Fees	66,507	74,324
Research and Development	71,651	53,000
Share-Based Compensation	184,519	41,126
Total operating expenses	344,858	259,282
Loss from Operations	(344,858)	(259,282)

Other Expense
Foreign Exchange Loss	-	(5,842)
Total other expenses	-	(5,842)

Other Income
Foreign Exchange Gain	3	-
Total other income	3	-
Net Loss	$(344,855)	(265,124)

Revenues
We had no revenues for the three month period ended March 31, 2016 and 2015.

Gross Profit and Expenses
The Company’s net loss was $344,855 for the three month period ended March 31, 2016 compared to $265,124 for the three month period ended March 31, 2015.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior three month period ended March 31, 2015 include:

•	Consulting fees decreased by $50,000 from $50,000 to $nil primarily as a result of a change in terms of consulting contracts entered into for the current year.
•	General and administrative expenses decreased by $17,428 from $38,859 to $21,431 primarily as a result of a decrease in travel expenses associated with the office relocation, the lifting of the Cease Trade Order in British Columbia (the “CTO”) and the changing of the management of the Company.
•	Interest expense decreased by $1,973 from $1,973 to $nil as a result of a decrease in short-term loans and notes payable.
•	Professional fees decreased by $7,817 from $74,324 to $66,507 primarily as a result of a decrease in legal fees associated with the CTO and company operations.
•	Research and development increased by $18,651 from $53,000 to $71,651 primarily as a result of management’s intention to move the Company forward in the development of the AAGP™ molecule.
•	Share-based compensation increased by $143,393 from $41,126 to $184,519 primarily as a result of consulting contracts being entered into for the current year.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Cash	$260,973	$371,072

Working Capital	$179,634	$334,104

At March 31, 2016, we had $260,973 in cash and $269,163 in total current assets.  As of March 31, 2016 we had a working capital position of $179,634.  Based upon our working capital equity as of March 31, 2016, we require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $1,800 from $106,415 to $108,215 for the three months ended March 31, 2015 and 2016, respectively.  This increase was predominantly due to an increase in cash-based expenditures as well as the Company’s efforts to reduce historical accounts payable and accrued liabilities concurrent with the change in management completed in 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,884 for the three month period ended March 31, 2016 while the Company had net cash used in investing activities of $30,000 for the comparative period.  The difference is attributable to a decrease in the purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $266,750 from $266,750 to $nil for the three months ended March 31, 2015 and 2016, respectively due to an decrease in private placements and short-term loan repayments.

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

Share-Based Compensation

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the “Plan”).  The Company has granted warrants and options to purchase shares of the Company’s common stock to various parties for consulting services outside of the Plan, and beginning July 1, 2015 pursuant to the Plan.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2016.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of March 31, 2016 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than reported in the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2016, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 30, 2016, and such risk factors are incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2016, the company issued 100,000 shares of common stock to a consultant pursuant to a consulting agreement for public relations services.  The consultant had current information regarding the Company and no general solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering and/or Regulation S of the Securities Act.  No commissions were paid in connection with this issuance of securities.

Other than previously reported, there have been no unregistered sales of equity securities during the three month period ended March 31, 2016.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On April 19, 2016, the Company entered into the ITR Master Contract with ITR Laboratories Canada Inc. (“ITR”) so that ITR will provide the facilities and personnel to conduct preclinical studies on AAGP™.  All intellectual property created as a result of the studies will be owned by the Company.  ITR will have the right to terminate any study with ten days’ written notice to the Company if applicable law requires it to do so.  In addition, ITR may terminate a study for non-payment by the Company.  The Company may terminate any study upon 10 days’ written notice to ITR.

On May 2, 2016 the Company notified the British Columbia Securities Commission that it has ceased to be an Over-the-Counter reporting issuer under Multilateral Instrument 51-105 Issuers Quoted in the U.S. Over-the-Counter Markets by filing a Form 51-105F1 Notice.  Until such time, the Company was deemed to be a “reporting issuer” under the laws of British Columbia and was therefore subject to Multilateral Instrument 51-105, which prescribes certain disclosure requirements for the Company and conditions that must be met in order for holders of the Company’s securities who acquired their securities under an exemption from the prospectus requirement to resell their securities in or from any jurisdiction of Canada (excluding sales resulting from a take-over bid or issuer bid in a jurisdiction of Canada; an amalgamation, merger, reorganization or arrangement under a statutory procedure or court order; or, the dissolution or winding up of the issuer under a statutory procedure or court order).  The Company’s common stock could not be sold in or from a jurisdiction of Canada by any stockholder unless certain conditions were met.  Because (i) ProtoKinetix’s business has not been directed or administered for at least one year in or from British Columbia; (ii) no promotional activities have been carried on for at least one year in or from British Columbia; and (iii) more than one year has passed since the ticker-symbol date, ProtoKinetix is no longer a reporting issuer in British Columbia, and those restrictions on the sale of the Company’s common stock in or from a jurisdiction in Canada no longer apply.  Further, the Company no longer has disclosure requirements under Multilateral Instrument 51-105.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.
Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
10.1	Assignment of Patents and Patent Application between the Company and Institut National des Sciences Appliquées de Rouen dated January 5, 2015[3]
10.2	Settlement and Indemnity Agreement by and between the Company and Standard Bankcorp Inc. and Mark Ralston dated March 2, 2015[3]
10.3	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[3]
10.4	Technology Transfer Agreement between the Company and Grant Young, dated April 22, 2015[4]
10.5	Consulting Agreement between the Company and Clarence E. Smith, dated December 21, 2015[5]
10.6	Consulting Agreement between the Company and Susan M. Woodward, dated December 21, 2015[5]
10.7	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 23, 2015[5]
10.8	ITR Master Contract between the Company and ITR Laboratories Canada Inc., dated April 19, 2016*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015 with the SEC.
5.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2016 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2016	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Susan M. Woodward
Susan M. Woodward
Chief Financial Officer