Form 10-Q
period 2016-06-30
ProtoKinetix, Inc.
filed 2016-08-15
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR
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

As of August 15, 2016, there were 222,702,433 shares of ProtoKinetix, Incorporated that were issued and outstanding.

PROTOKINETIX, INCORPORATED
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosure	25

Item 5. Other Information	25

Item 6. Exhibits	27

Signatures	28

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$108,513	$371,072
Accounts receivable (Note 3)	8,023	8,023
Prepaid expenses and deposits (Note 11)	154,595	397
Total current assets	271,131	379,492

Intangible assets (Note 4)	75,298	70,260

Total assets	$346,429	$449,752
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$112,110	$45,388
Total current liabilities	112,110	45,388
Stockholders' Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 220,852,433 and 216,602,433 shares issued and outstanding as at June 30, 2016 and December 31, 2015 respectively (Note 9)	1,182	1,159
Additional paid-in capital	28,046,576	27,498,836
Accumulated deficit	(27,813,439)	(27,095,631)
Total stockholders’ equity	234,319	404,364
Total liabilities and stockholders’ equity	$346,429	$449,752

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 11)
Subsequent Event (Note 12)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
For the Six Months Ended June 30, 2016 and 2015

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015

EXPENSES
Amortization – intangible assets (Note 4)	$750	$-	$1,500	$-
Consulting fees (Note 10)	-	-	-	50,000
General and administrative	29,503	42,691	50,934	81,550
Interest	-	1,996	-	3,969
Professional fees (Note 10)	41,806	96,199	108,313	170,523
Research and development	108,481	19,120	180,132	72,120
Share-based compensation (Note 10)	190,244	132,117	374,763	173,243

	(370,784)	(292,123)	(715,642)	(551,405)

OTHER EXPENSE
Foreign exchange gain (loss)	(2,169)	5,043	(2,166)	(799)

Net loss for the period	$(372,953)	$(287,080)	$(717,808)	$(552,204)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	217,340,895	199,308,477	216,988,147	190,840,057

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
.
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
For the Period from December 31, 2015 to June 30, 2016

	Common Stock
	Shares	Amount	Issuable shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance, December 31, 2015	216,602,433	$1,159	-	$-	$27,498,836	$(27,095,631)	$404,364

Issuance of common stock for services	100,000	1	-	-	6,999	-	7,000

Fair value of compensatory options issued	-	-	-	-	374,763	-	374,763

Issuance of common stock pursuant to private placement offering	4,150,000	22			165,978		166,000

Net loss for the period	-	-	-	-	-	(717,808)	(717,808)

Balance, June 30, 2016	220,852,433	$1,182	-	$-	$28,046,576	$(27,813,439)	$234,319

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2016 and 2015

	Six Months ended June 30, 2016	Six Months ended June 30, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(717,808)	$(552,204)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	1,500	-
Issuance and amortization of common stock for services	7,000	47,000
Fair value of compensatory options granted	374,763	173,243
Contribution of services	-	6,000

Changes in operating assets and liabilities:
Accounts receivable	-	(2,398)
Prepaid expenses and deposits	(154,198)	(880)
Accounts payable and accrued liabilities	66,722	61,574

Net cash used in operating activities	(422,021)	(267,665)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(6,538)	(40,000)

Net cash used in investing activities	(6,538)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loan proceeds (repayments)	-	(63,250)
Issuance of common stock for cash	166,000	485,000

Net cash from financing activities	166,000	421,750

Net change in cash	(262,559)	114,085

Cash, beginning of period	371,072	317

Cash, end of period	$108,513	$114,402

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued for consulting services	$7,000	$47,000
Common stock returned to treasury	-	25,000
Common stock issued for past subscriptions	-	25,000
Fair value of warrants issued for intangible asset	-	25,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2016

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

During the six month period ended June 30, 2016, the Company filed Form 51-105F1 – Notice – OTC Issuer Ceases to be an OTC Reporting Issuer with the BCSC.

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2016.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
June 30, 2016

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

Level 1 inputs are used to measure cash. At June 30, 2016 there were no other assets or liabilities subject to additional disclosure.

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
June 30, 2016

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

As at June 30, 2016, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at June 30, 2016.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 28,600,000 stock options (June 30, 2015 – 13,000,000) and 6,500,000 warrants (June 30, 2015 – 8,700,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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
June 30, 2016

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
June 30, 2016

Note 3.   Accounts Receivable

Accounts receivable consists of refundable sales tax paid on purchases made in Canada.

Note 4.    Intangible Assets

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the six month period ended June 30, 2016, the Company recorded $1,500 (June 30, 2015 - $nil) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $10,882 in direct costs relating to the Patent Application Rights.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

During the quarter ended June 30, 2015, the Company entered into a Universal Assignment with Grant Young for the assignment of his ownership of certain new and useful improvements in an invention entitled “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells” (the “New Patent Application Rights”).  In exchange for the New Patent Application Rights, the Company agreed to pay $1.00 (paid).  The Company incurred $2,416 in direct costs relating to the New Patent Application Rights.

No amortization was recorded on the Patent Application Rights to June 30, 2016.

Note 5.  Convertible Note Payable and Credit Facility

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2016

Note 5.  Convertible Note Payable (cont’d)

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

Credit Facility

On June 16, 2016, the Company executed a line of credit arrangement for an amount of up to $250,000 with Pleasants County Bank, West Virginia.  Pursuant to the terms of the line of credit, interest will accrue on the amount of credit outstanding at a rate of 1.5% above the prime rate adjusted monthly.  The Company’s President and CEO pledged personal assets to secure the line of credit and the Company pledged its patent rights in the provisional patent application numbered 62287857, dated January 21, 2016, “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells”.  As at June 30, 2016, the balance outstanding was $nil.

Note 6.  Common Shares Issued for Services

During the six month periods ended June 30, 2016 and 2015, the Company issued shares of common stock for services and other value rendered as follows:

2016	Number of Shares	Value per Share	Total

March 2016	100,000	$0.07	$7,000
	100,000		$7,000

2015	Number of Shares	Value per Share	Total

February 2015	1,000,000	$0.04	$40,000
June 2015	100,000	$0.07	$7,000
	1,100,000		$47,000

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2016

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

As of June 30, 2016, 16,600,000 options and 2,000,000 shares of common stock have been granted under the Plan.

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2016

Note 7.  Stock Options (cont’d)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2015	14,600,000	0.05	0.03
Options granted	15,000,000	0.08	0.05
Options expired	(1,000,000)	0.10	0.03
Outstanding, June 30, 2016	28,600,000	0.06	0.04	3.42

The fair values of the stock options granted during the six month periods ended June 30, 2016 and 2015 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	June 30, 2015	June 30, 2016
Risk-free interest rate	0.81%	0.56%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	4.81 years	3.94 years

The following non-qualified stock options were outstanding and exercisable at June 30, 2016:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
February 25, 2017	0.04	2,000,000	-
February 24, 2018	0.05	1,000,000	1,000,000
February 25, 2020	0.04	4,000,000	4,000,000
February 28, 2020	0.04	5,000,000	5,000,000
June 30, 2017	0.10	1,000,000	1,000,000
June 30, 2018	0.10	600,000	600,000
December 31, 2019	0.08	15,000,000	7,500,000
		28,600,000	19,100,000

As at June 30, 2016, the aggregate intrinsic value of the Company’s stock options is $290,000 (December 31, 2015 – $350,000). The weighted average fair value of stock options granted during the six month period ended June 30, 2016 is $0.05 (2015 - $0.03).

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2016

Note 8.  Warrants

Warrant transactions for the six month period ended June 30, 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2015	8,700,000	$0.11
Expired	(2,200,000)	0.10
Balance, June 30, 2016	6,500,000	$0.11

The following warrants were outstanding and exercisable as at June 30, 2016:

Number of Warrants	Exercise Price ($)	Expiry Date
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
6,500,000

Note 9.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2015 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2016 (December 31, 2015 - $nil).

During the six month period ended June 30, 2016, the Company:

a)	Issued 100,000 shares of common stock with a fair value of $7,000 ($0.07 per share) pursuant to a consulting agreement entered into on March 1, 2015.

b)	Issued 4,150,000 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.04 per share for gross proceeds of $166,000.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2016

Note 10. Related Party Transactions and Balances

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

During the six month period ended June 30, 2015, the director provided $4,000 in contributed services, which were recorded as professional fees against additional paid-in capital.

b)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company’s President and CEO whereby he was compensated at a nominal amount of $1 for services through to December 31, 2015. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 plus 2.5% of the aggregate transaction value of the change of control.

c)	Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company’s CFO whereby she was compensated at a monthly fee of $4,000 for services through to December 31, 2018 ($4,000 per month for fiscal 2015, then increased by not less than 5% each year thereafter). A total of $24,000 was paid or accrued to the Company’s CFO during the six month period ended June 30, 2015.

She was also entitled (as of February 26, 2015) to 4,000,000 stock options exercisable into common shares of the Company for a period of 5 years at a price of $0.04 per share. The options vested monthly in tranches of 400,000 over 10 months. She was also entitled to an additional 2,000,000 stock options exercisable for a period of 2 years at a price of $0.04 per share that will vest only upon a change in control. If terminated without cause, the agreement also stipulates a termination fee that would pay the Company’s CFO three times her monthly consulting fee in effect as of the date of termination or if terminated without cause after January 1, 2016, six times her monthly consulting fee in effect as of the date of termination. In the case of termination upon a change of control event, the termination fee would be equal to two times the amount that she would receive as if terminated without cause.

d)	Recognized $81,589 in share-based compensation associated with stock options granted to key management personnel.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2016

Note 10. Related Party Transactions and Balances (cont’d)

During the six month period ended June 30, 2016, the Company:

a)	Entered into a consulting agreement with an effective date of January 1, 2016 with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2016. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control. In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of an Application Sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement. Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7). The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

b)	Entered into a consulting agreement with an effective date of January 1, 2016 with the Company’s CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2016. The agreement also stipulates a termination fee that would pay the Company’s CFO $36,000 if terminated without cause or $72,000 upon termination due to a change of control event. Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7). The options vest in equal instalments on a quarterly basis beginning March 31, 2016. A total of $36,000 was paid or accrued to the Company’s CFO during the six month period ended June 30, 2016.

c)
Entered into a directorship agreement with an effective date of January 1, 2016 with a director of the Company.  Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

d)	Recognized $271,850 in share-based compensation associated with stock options granted to key management personnel.

As at June 30, 2016 and December 31, 2015, the following amounts are due to related parties:

		June 30, 2016	December 31, 2015
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$344	$327

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2016

Note 11.                           Commitments and Contingency

As at June 30, 2016, the Company has the following commitments:

a)	Entered into a consulting agreement with an effective date of January 1, 2016 whereby the Company would pay the consultant $7,000 per month for providing research and development services. Pursuant to the agreement, the consultant was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7). The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

b)	Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $2,700 per month for an initial term of 1 year for providing public relations services. The consultant is also entitled to 400,000 shares of common stock, which will be issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement (100,000 shares issued during the three month period ended March 31, 2016 (Note 9)). The consultant was also issued 1,000,000 stock options on signing during the year ended December 31, 2015, with each stock option exercisable into a common share at a price of $0.10 for a period of 5 years. The stock options will vest at the rate of 25% every 3 months over the term of the agreement.

c)	Entered into a royalty agreement with the Governors of the University of Alberta (the “University”) whereby the University had developed certain intellectual property (the “Additional Patent Rights”) in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Additional Patent Rights to the Company in return for 5% of any future gross revenues (the “Royalty”) derived from products arising from the Patent Rights. The Company will have the right and option for two years from the earlier of September 1, 2015 or the first date that the University publishes its research related to the Additional Patent Rights to buy out all of the University’s Royalty for consideration of the aggregate sum of CDN $5,000,000.

d)	Entered into a consulting agreement effective May 1, 2015, whereby the Company would pay the consultant $4,000 per month for an initial term of 1 year for providing research and development services.

e)	Entered into a Collaborative Research Agreement (the “CREA”) effective May 31, 2016 with The University of British Columbia (“UBC”) for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, and will be required to pay an additional CAD $201,500 within 12 months from the effective date of the CREA in advance of services to be provided by UBC in the second year. The CREA can be terminated by either party with 30 days’ written notice.

f)	Entered into a series of Study Contracts (the “Contracts”) with ITR Laboratories Canada (“ITR”) effective April 19, 2016 whereby ITR will provide research services to the Company. Pursuant to the terms of the Contracts, 50% of the total cost of the Contracts was payable on authorization. The total fees associated with the Contracts is CAD $60,600 and as at June 30, 2016, the Company had advanced CAD $30,300 ($23,147).

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2016

Note 12. Subsequent Event

Subsequent to the six month period ended June 30, 2016, the Company:

Issued 1,850,000 shares of common stock to the Company’s President and CEO at $0.04 for gross proceeds of $74,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the six month periods ended June 30, 2016 and 2015, and our financial condition, liquidity and capital resources as of June 30, 2016, and December 31, 2015.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Six Months Ended
	June 30,
	2016	2015
Revenues	$-	$-
Cost of sales	-	-
Gross (loss) profit	-	-
Operating Expenses
Amortization	$1,500	$-
Consulting Fees	-	50,000
General and Administrative	50,934	81,550
Interest Expense	-	3,969
Professional Fees	108,313	170,523
Research and Development	180,132	72,120
Share-Based Compensation	374,763	173,243
Total operating expenses	715,642	551,405
Loss from Operations	(715,642)	(551,405)

Other Expense
Foreign Exchange Loss	(2,166)	(799)
Total other expenses	(2,166)	(799)

Other Income
Foreign Exchange Gain	-	-
Total other income	-	-
Net Loss	$(717,808)	(552,204)

Revenues
We had no revenues for the six month periods ended June 30, 2016 and 2015.

Gross Profit and Expenses
The Company’s net loss was $717,808 for the six month period ended June 30, 2016 compared to $552,204 for the six month period ended June 30, 2015.  These expenses were primarily incurred for professional fees, share-based compensation recognized on stock options granted, research and development and other general and administrative expenses.  Significant changes from the prior six month period ended June 30, 2015 include:

•	Consulting fees decreased by $50,000 from $50,000 to $nil primarily as a result of a change in terms of consulting contracts entered into for the current year.
•	General and administrative expenses decreased by $30,616 from $81,550 to $50,934 primarily as a result of a decrease in travel expenses associated with the office relocation, the lifting of the Cease Trade Order in British Columbia (the “CTO”) and the changing of the management of the Company.
•	Interest expense decreased by $3,969 from $3,969 to $nil as a result of a decrease in short-term loans and notes payable.
•	Professional fees decreased by $62,210 from $170,523 to $108,313 primarily as a result of a decrease in legal fees associated with the CTO and company operations.
•	Research and development increased by $108,012 from $72,120 to $180,132 primarily as a result of management’s intention to move the Company forward in the development of the AAGP™ molecule.
•	Share-based compensation increased by $201,520 from $173,243 to $374,763 primarily as a result of stock options granted pursuant to consulting contracts being entered into for the current year.

Liquidity and Capital Resources

The following summarizes our liquidity at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Cash	$108,513	$371,072

Working Capital	$159,021	$334,104

At June 30, 2016, we had $108,513 in cash and $271,131 in total current assets.  As of June 30, 2016 we had a working capital position of $159,021.  Based upon our working capital equity as of June 30, 2016, we require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $154,356 from $267,665 to $422,021 for the six months ended June 30, 2015 and 2016, respectively.  This increase was predominantly due to an increase in cash-based expenditures relating to the Company’s current research contract with the University of British Columbia and study contracts with ITR Laboratories Canada as well as the Company’s efforts to reduce historical accounts payable and accrued liabilities concurrent with the change in management completed in 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6,538 for the six month period ended June 30, 2016 while the Company had net cash used in investing activities of $40,000 for the comparative period.  The difference is attributable to a decrease in the purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $255,750 from $421,750 to $166,000 for the six months ended June 30, 2015 and 2016, respectively due to a decrease in private placements and short-term loan repayments.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2016.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of June 30, 2016 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than reported in the Company’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2016, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2016 the Company issued 4,150,000 shares of its common stock at a price of $0.04 per share to accredited investors in a private placement transaction for gross proceeds of $166,000, of which, Clarence E. Smith, the Company’s President and Chief Executive Officer, personally participated in the offering for the purchase of 650,000 shares.  On July 1, 2016, Mr. Smith invested $74,000 for the purchase of 1,850,000 shares at $0.04 per share in the same offering.  The Company relied on the exemptions under Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506(b) of Regulation D promulgated thereunder for the issuance of common stock.  There was no general solicitation in connection with this offer and sale and no commission or other remuneration was paid on the issuance of the common stock.  A Form D was filed on June 27, 2016.
Other than previously reported, there have been no unregistered sales of equity securities during the six month period ended June 30, 2016.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On April 19, 2016, the Company entered into the ITR Master Contract with ITR Laboratories Canada Inc. (“ITR”) so that ITR will provide the facilities and personnel to conduct preclinical studies on AAGP™.  All intellectual property created as a result of the studies will be owned by the Company.  ITR will have the right to terminate any study with ten days’ written notice to the Company if applicable law requires it to do so.  In addition, ITR may terminate a study for non-payment by the Company.  The Company may terminate any study upon 10 days’ written notice to ITR.  As of the date of this Quarterly Report, the Company has advanced CDN $30,300 to ITR.

Item 5. Other Information Cont’d

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

On or about May 20, 2015, Grant Young assigned his intellectual property rights associated with US provisional patent application no. 62/287,657, and future applications to be derived therefrom (the “Patent Rights”) to ProtoKinetix, thus gaining Mr. Young’s rights to inventions related to the use of anti-aging glycopeptides to enhance survival of neurosensory precursor cells, and all patents issuing from and claiming priority to such application.  The Patent Rights secure, amongst other things, key intellectual property rights to the Company’s use of the AAGP™ lead compound in regenerative medicine.

On or about May 31, 2016, the Company entered into a Collaborative Research Agreement (the “Agreement”) between the Company and the University of British Columbia (“UBC”) and Vancouver Coastal Health Authority in which UBC will conduct research using the Company’s AAGP™ molecule.  The Company will provide AAGP to UBC for the purpose of, among other things, determining the anti-inflammatory properties of the molecule and conducting studies relating to the long-term survival and preservation of neural stem cells.

The Company has paid its first installment of CDN $169,000 within 30 days of execution of the Agreement.  A second installment of CDN $201,500 is due twelve months after execution of the Agreement.  The term of the Agreement is 24 months from the date of execution, subject to early termination or extension with consent of all the parties.  The parties may terminate the Agreement upon 30 calendar days’ prior written notice to the other.  If any party is in breach of the Agreement and fails to remedy such breach within 30 days after written notice from the other party, the other party may terminate the agreement effective upon the breaching party’s receipt of such termination notice.

Effective June 16, 2016, the Company entered into a secured line of credit agreement for up to $250,000 with Pleasants County Bank of St. Marys, West Virginia as approved by the Company’s Board of Directors.  The Company may draw down on the line of credit with approval of the lender.

The line of credit bears an interest rate of 5.0% yearly until August 1, 2016, at which time the interest rate changes to 1.5% above The Wall Street Journal U.S. Prime Rate on corporate loans.  The interest rate may change as often as every month beginning on August 1, 2016, with a minimum interest rate of 5.0% per year and a maximum of 11.0% per year.  The expiration date of the line of credit is June 16, 2020.  Accrued interest must be paid monthly beginning August 1, 2016 with principal due on the maturity date of June 17, 2020.

The note is secured by ProtoKinetix’s patent rights in the provisional patent application numbered 62287857, dated January 21, 2016, “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells”; personal assets of the Company’s President and Chief Executive Officer, Clarence E. Smith; and certain real property held by Mr. Smith.  As of the date of this Quarterly Report, no funds have been drawn on the line of credit.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.
Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
10.1	Assignment of Patents and Patent Application between the Company and Institut National des Sciences Appliquées de Rouen dated January 5, 2015[3]
10.2	Settlement and Indemnity Agreement by and between the Company and Standard Bankcorp Inc. and Mark Ralston dated March 2, 2015[3]
10.3	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[3]
10.4	Technology Transfer Agreement between the Company and Grant Young, dated April 22, 2015[4]
10.5	Consulting Agreement between the Company and Clarence E. Smith, dated December 21, 2015[5]
10.6	Consulting Agreement between the Company and Susan M. Woodward, dated December 21, 2015[5]
10.7	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 23, 2015[5]
10.8	ITR Master Contract between the Company and ITR Laboratories Canada Inc., dated April 19, 2016[6]
10.9	Universal Assignment between the Company and Grant Young, dated May 20, 2016*
10.10	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016*
10.11	Secured Line of Credit between the Company and Pleasants County Bank, dated June 16, 2016*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015 with the SEC.
5.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2016 with the SEC.
6.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2016	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Susan M. Woodward
Susan M. Woodward
Chief Financial Officer