Form 10-Q
period 2016-09-30
ProtoKinetix, Inc.
filed 2016-11-14
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
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

As of November 14, 2016, there were 227,452,433 shares of ProtoKinetix, Incorporated that were issued and outstanding.

PROTOKINETIX, INCORPORATED
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheets	3

Unaudited Condensed Statements of Operations	4

Unaudited Condensed Statement of Stockholders' Equity	5

Unaudited Condensed Statements of Cash Flows	6

Notes to Unaudited Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosure	26

Item 5. Other Information	26

Item 6. Exhibits	27

Signatures	28

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$88,965	$371,072
Accounts receivable (Note 3)	-	8,023
Prepaid expenses and deposits (Note 11)	91,429	397
Total current assets	180,394	379,492

Intangible assets (Note 4)	75,599	70,260

Total assets	$255,993	$449,752
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$40,386	$45,388
Total current liabilities	40,386	45,388
Stockholders' Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 226,202,433 and 216,602,433 shares issued and outstanding as at September 30, 2016 and December 31, 2015 respectively (Note 9)	1,210	1,159
Additional paid-in capital	28,459,913	27,498,836
Accumulated deficit	(28,245,516)	(27,095,631)
Total stockholders' equity	215,607	404,364
Total liabilities and stockholders' equity	$255,993	$449,752

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 11)
Subsequent Event (Note 12)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Nine Months Ended September 30, 2016 and 2015

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015

EXPENSES
Amortization – intangible assets (Note 4)	$750	$-	$2,250	$-
Consulting fees (Note 10)	-	15,000	-	65,000
General and administrative	17,341	23,119	70,441	105,468
Interest	-	-	-	3,969
Professional fees (Note 10)	39,664	49,325	147,977	219,848
Research and development	174,957	29,850	355,089	101,970
Share-based compensation (Note 10)	199,365	117,485	574,128	290,728

	(432,077)	(234,779)	(1,149,885)	(786,983)

OTHER ITEMS
Gain on settlement of short-term loan (Note 5)	-	7,272	-	7,272
Net loss for the period	$(432,077)	$(227,507)	$(1,149,885)	$(779,711)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	222,088,754	202,076,618	219,242,214	194,626,737

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Period from December 31, 2015 to September 30, 2016

	Common Stock
	Shares	Amount	Issuable shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance, December 31, 2015	216,602,433	$1,159	-	$-	$27,498,836	$(27,095,631)	$404,364

Issuance of common stock for services	100,000	1	-	-	6,999	-	7,000

Fair value of compensatory options issued	-	-	-	-	574,128	-	574,128

Issuance of common stock pursuant to private placement offering	9,500,000	50	-	-	379,950	-	380,000

Net loss for the period	-	-	-	-	-	(1,149,885)	(1,149,885)

Balance, September 30, 2016	226,202,433	$1,210	-	$-	$28,459,913	$(28,245,516)	$215,607

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2016 and 2015

	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(1,149,885)	$(779,711)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	2,250	-
Issuance and amortization of common stock for services	7,000	69,000
Fair value of compensatory options granted	574,128	290,728
Contribution of services	-	8,780
Gain on settlement of short term loans	-	(7,272)

Changes in operating assets and liabilities:
Accounts receivable	8,023	(2,486)
Prepaid expenses and deposits	(91,032)	(637)
Accounts payable and accrued liabilities	(5,002)	35,557

Net cash used in operating activities	(654,518)	(386,041)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(7,589)	(40,000)

Net cash used in investing activities	(7,589)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loan repayments	-	(63,250)
Issuance of common stock for cash	380,000	652,500

Net cash from financing activities	380,000	589,250

Net change in cash	(282,107)	163,209

Cash, beginning of period	371,072	317

Cash, end of period	$88,965	$163,526

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued for consulting services	$7,000	$69,000
Common stock returned to treasury	-	25,000
Common stock issued for past subscriptions	-	25,000
Common stock issued to settle promissory note	-	100,000
Fair value of warrants issued for intangible asset	-	25,000

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

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

During the nine month period ended September 30, 2016, the Company filed Form 51-105F1 – Notice – OTC Issuer Ceases to be an OTC Reporting Issuer with the BCSC.

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2016.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K, filed March 30, 2016, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 2. Summary of Significant Accounting Policies (cont'd)

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

Level 1 inputs are used to measure cash. At September 30, 2016 there were no other assets or liabilities subject to additional disclosure.

Income Taxes

The Company accounts for income taxed following the assets and liability method in accordance with the ASC 740 "Income Taxes."  Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The Company applies the accounting guidance issued to address the accounting for uncertain tax positions.  This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 2. Summary of Significant Accounting Policies (cont'd)

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

As at September 30, 2016, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs as at September 30, 2016.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 28,600,000 stock options (September 30, 2015 – 14,600,000) and 6,500,000 warrants (September 30, 2015 – 12,262,500) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

Share-Based Compensation

The Company has granted warrants and options to purchase shares of the Company's common stock to various parties for consulting services.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with ASC 718 "Compensation – Stock Compensation", which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common shares issued for services is determined based on the Company's stock price on the date of issuance.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 2. Summary of Significant Accounting Policies (cont'd)

Share-Based Compensation (cont'd)

The Company accounts for stock compensation arrangements with persons classified as non-employees for accounting purposes in accordance with ASC 505-50 "Stock-Based Transactions with Nonemployees", which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

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

Accounting Standards Update 2016-09 – Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This accounting pronouncement, which goes into effect December 16, 2016, addresses the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is reviewing this update to determine the impact it will have on its financial statements.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 2. Summary of Significant Accounting Policies (cont'd)

Recent Accounting Pronouncements (cont'd)

Accounting Standards Update 2016-02-Leases (Topic 842). This accounting pronouncement allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and do not have a purchase option that is expected to be exercised. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting pronouncement, which goes into effect December 12, 2017, is far reaching and covers several presentation areas dealing with measurement, impairment, assumptions used in estimating fair value and several other areas. The Company is reviewing this update to determine the impact it may have on its financial statements.

Accounting Standards Update 2015-17 – Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This accounting pronouncement requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Currently deferred tax liabilities and assets must be presented as current and noncurrent. The policy is effective December 16, 2016. The Company is evaluating this guidance and believes it will have little impact on the presentation of its financial statements.

Accounting Standards Update 2015-02 - Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This update provides guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this standard which has little impact on the presentation of its financial statements.

Accounting Standards Update 2015-01 - Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This Update is part of an initiative to reduce complexity in accounting standards (the Simplification Initiative). This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this standard.

Note 3.   Accounts Receivable

Accounts receivable consists of refundable sales tax paid on purchases made in Canada.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 4.    Intangible Assets

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the nine month period ended September 30, 2016, the Company recorded $2,250 (September 30, 2015 - $nil) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $11,933 in direct costs relating to the Patent Application Rights, $5,173 of which were incurred during the nine month period ended September 30, 2016.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

During the nine month period ended September 30, 2016, the Company entered into a Universal Assignment with Grant Young for the assignment of his ownership of certain new and useful improvements in an invention entitled "Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells" (the "New Patent Application Rights").  In exchange for the New Patent Application Rights, the Company agreed to pay $1.00 (paid).  The Company incurred $2,416 in direct costs relating to the New Patent Application Rights.

No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to September 30, 2016.

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

  PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 5.  Convertible Note Payable and Credit Facility (cont'd)

The settlement agreement also stipulated the payment of $161,750 to the corporation to settle other amounts included in accounts payable and accrued liabilities and short-term loans, all of which had been paid as at December 31, 2015.

On June 17, 2014, the Company executed a loan agreement under which the Company issued an 8% convertible promissory note in exchange for an initial amount of $10,000, with the ability to be increased to $100,000, to the Company`s President and CEO.  During the year ended December 31, 2014, additional amounts totaling $90,000 were advanced, $23,500 of which was paid directly to settle certain short-term loans outstanding. The note holder had the right to demand payment of outstanding principal and interest at any time with a 30-day grace period.  The note was due and payable no later than December 31, 2015, and was convertible into shares of the Company's common stock at $0.25 per share.  No beneficial conversion feature was applicable to this convertible note.  On July 1, 2015, the Company`s board of directors approved an adjustment to the conversion price from $0.25 to $0.08.  During the year ended December 31, 2015, the Company issued 1,250,000 shares of the Company's common stock at the adjusted conversion price of $0.08 per share to settle the promissory note. A gain of $7,272 was recognized associated with interest forgiven on the note.

Credit Facility

On June 16, 2016, the Company executed a line of credit arrangement for an amount of up to $250,000 with Pleasants County Bank, West Virginia.  Pursuant to the terms of the line of credit, interest will accrue on the amount of credit outstanding at a rate of 1.5% above the prime rate adjusted monthly.  The Company's President and CEO pledged personal assets to secure the line of credit and the Company pledged its patent rights in the provisional patent application numbered 62287857, dated January 21, 2016, "Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells". As at September 30, 2016, the balance outstanding was $nil.

Note 6.  Common Shares Issued for Services

During the nine month periods ended September 30, 2016 and 2015, the Company issued shares of common stock for services and other value rendered as follows:

2016	Number of Shares	Value per Share	Total

March 2016	100,000	$0.07	$7,000
	100,000		$7,000

2015	Number of Shares	Value per Share	Total

February 2015	1,000,000	$0.04	$40,000
June 2015	100,000	$0.07	$7,000
	1,100,000		$47,000

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 7.  Stock Options

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the "Plan").  The Board of Directors adopted this plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

Under the Plan, the lesser of: (i) 20,000,000 shares; or (ii) 10% of the total number of the Company's common shares outstanding are reserved to be issued upon the exercise of options or the grant of stock bonuses.  As such, the Plan is subject to an absolute cap of 20,000,000 shares.  The Plan includes two types of options; options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as incentive options, and options which are not intended to qualify as incentive options are referred to as non-qualified options.

As of September 30, 2016, 16,600,000 options and 2,000,000 shares of common stock have been granted under the Plan.

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

In the event that a change, such as a stock split, is made in the Company's capitalization which results in an exchange or other adjustment of each share of common stock for or into a greater or lesser number of shares, appropriate adjustments will be made to unvested bonuses and in the exercise price and in the number of shares subject to each outstanding option.  The committee also may make provisions for adjusting the number of bonuses or underlying outstanding options in the event the Company effects one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of its outstanding common stock.  Options and bonuses may provide that in the event of the dissolution or liquidation of the Company, a corporate separation or division or the merger or consolidation of the Company, the holder may exercise the option on such terms as it may have been exercised immediately prior to such dissolution, corporate separation or division or merger or consolidation; or in the alternative, the committee may provide that each option granted under the Plan shall terminate as of a date fixed by the committee.

The exercise price of any option granted under the Plan must be no less than 100% of the "fair market value" of the Company's common stock on the date of grant.  Any incentive stock option granted under the Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant.

The exercise price of an option may be paid in cash, in shares of the Company's common stock or other property having a fair market value equal to the exercise price of the option, or in a combination of cash, shares, other securities and property.  The committee determines whether or not property other than cash or common stock may be used to purchase the shares underlying an option and shall determine the value of the property received.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 7.  Stock Options (cont'd)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2015	14,600,000	0.05	0.03
Options granted	15,000,000	0.08	0.05
Options expired	(1,000,000)	0.10	0.03
Outstanding, September 30, 2016	28,600,000	0.06	0.04	2.92

The fair values of the stock options granted during the nine month periods ended September 30, 2016 and 2015 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	September 30, 2015	September 30, 2016
Risk-free interest rate	0.81%	0.56%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	4.81 years	3.94 years

The following non-qualified stock options were outstanding and exercisable at September 30, 2016:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
February 25, 2017	0.04	2,000,000	-
February 24, 2018	0.05	1,000,000	1,000,000
February 25, 2020	0.04	4,000,000	4,000,000
February 28, 2020	0.04	5,000,000	5,000,000
June 30, 2017	0.10	1,000,000	1,000,000
June 30, 2018	0.10	600,000	600,000
December 31, 2019	0.08	15,000,000	11,250,000
		28,600,000	22,850,000

As at September 30, 2016, the aggregate intrinsic value of the Company's stock options is $398,000 (December 31, 2015 – $350,000). The weighted average fair value of stock options granted during the nine month period ended September 30, 2016 is $0.05 (2015 - $0.03).

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 8.  Warrants

Warrant transactions for the nine month period ended September 30, 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2015	8,700,000	$0.11
Expired	(2,200,000)	0.10
Balance, September 30, 2016	6,500,000	$0.11

The following warrants were outstanding and exercisable as at September 30, 2016:

Number of Warrants	Exercise Price ($)	Expiry Date
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
6,500,000

Note 9.  Stockholders' Equity

The Company is authorized to issue 400,000,000 (December 31, 2015 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2016 (December 31, 2015 - $nil).

During the nine month period ended September 30, 2016, the Company:

a)	Issued 100,000 shares of common stock with a fair value of $7,000 ($0.07 per share) pursuant to a consulting agreement entered into on March 1, 2015 (Note 11(b)).

b)	Issued 4,150,000 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.04 per share for gross proceeds of $166,000.

c)	Issued 5,350,000 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.04 per share for gross proceeds of $214,000.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 10. Related Party Transactions and Balances

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

b)
Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company's President and CEO whereby he was compensated at a nominal amount of $1 for services through to December 31, 2015. The agreement also stipulates a termination fee that would pay the Company's President and CEO $100,000 if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 plus 2.5% of the aggregate transaction value of the change of control.

c)
Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company's CFO whereby she was compensated at a monthly fee of $4,000 for services through to December 31, 2018 ($4,000 per month for fiscal 2015, then increased by not less than 5% each year thereafter). A total of $36,000 was paid or accrued to the Company's CFO during the nine month period ended September 30, 2015.  She was also entitled (as of February 26, 2015) to 4,000,000 stock options exercisable into common shares of the Company for a period of 5 years at a price of $0.04 per share. The options vested monthly in tranches of 400,000 over 10 months.

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

d)
Entered into a directorship agreement effective July 1, 2015 with a newly appointed director of the Company. Pursuant to the agreement, the director was issued 1,000,000 stock options on signing exercisable into common shares of the Company for a period of 2 years at a price of $0.10 per share. The options vested in monthly installments of 166,666 options beginning July 31, 2015 with the final 166,670 options vesting on December 31, 2015.

e)	Recognized $137,810 in share-based compensation associated with stock options granted to key management personnel.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 10. Related Party Transactions and Balances (cont'd)

During the nine month period ended September 30, 2016, the Company:

a)
Entered into a consulting agreement with an effective date of January 1, 2016 with the Company's President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2016. The agreement also stipulates a termination fee that would pay the Company's President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control.  In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of an Application Sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement.  Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

b)
Entered into a consulting agreement with an effective date of January 1, 2016 with the Company's CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2016.  The agreement also stipulates a termination fee that would pay the Company's CFO $36,000 if terminated without cause or $72,000 upon termination due to a change of control event.  Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2016. A total of $54,000 was paid or accrued to the Company's CFO during the nine month period ended September 30, 2016 and is included in professional fees.

c)
Entered into a directorship agreement with an effective date of January 1, 2016 with a director of the Company.  Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

d)	Recognized $407,780 in share-based compensation associated with stock options granted to key management personnel.

As at September 30, 2016 and December 31, 2015, the following amounts are due to related parties:

		September 30, 2016	December 31, 2015
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$1,359	$327

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 11.  Commitments and Contingency

As at September 30, 2016, the Company has the following commitments:

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

b)
Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $2,700 per month for an initial term of 1 year for providing public relations services. The consultant was also entitled to 400,000 shares of common stock, which were issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement (100,000 shares issued during the nine month period ended September 30, 2016 (Note 9)). The consultant was also issued 1,000,000 stock options on signing during the year ended December 31, 2015, with each stock option exercisable into a common share at a price of $0.10 for a period of 5 years. The stock options vested at the rate of 25% every 3 months over the term of the agreement.

c)
Entered into a royalty agreement with the Governors of the University of Alberta (the "University") whereby the University had developed certain intellectual property (the "Additional Patent Rights") in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Additional Patent Rights to the Company in return for 5% of any future gross revenues (the "Royalty") derived from products arising from the Patent Rights. The Company will have the right and option for two years from the earlier of September 1, 2015 or the first date that the University publishes its research related to the Additional Patent Rights to buy out all of the University's Royalty for consideration of the aggregate sum of CDN $5,000,000.

d)	Entered into a consulting agreement effective May 1, 2015, whereby the Company would pay the consultant $4,000 per month for an initial term of 1 year for providing research and development services.

e)
Entered into a Collaborative Research Agreement (the "CREA") effective May 31, 2016 with The University of British Columbia ("UBC") for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, and will be required to pay an additional CAD $201,500 within 12 months from the effective date of the CREA in advance of services to be provided by UBC in the second year. The CREA can be terminated by either party with 30 days' written notice.  As at September 30, 2016, a total of $87,132 is included in prepaid expenses and deposits.

f)
Entered into a series of Study Contracts (the "Contracts") with ITR Laboratories Canada ("ITR") effective April 19, 2016 whereby ITR will provide research services to the Company. Pursuant to the terms of the Contracts, 50% of the total cost of the Contracts was payable on authorization. The total fees associated with the Contracts is CAD $60,600 and as at September 30, 2016, the Company owed  CAD $18,000 ($12,310).

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2016

Note 12. Subsequent Event

Subsequent to the nine month period ended September 30, 2016, the Company:

Entered into a consulting agreement for business development services effective October 1, 2016.  The consultant was granted 300,000 stock options exercisable into common shares of the Company at a price of $0.08 per share for a period of two years.  The options will vest in monthly installments of 100,000 options beginning October 31, 2016 with the final 100,000 options vesting on December 31, 2016.

Issued 1,250,000 shares of common stock to the President and CEO of the Company at $0.04 per share for gross proceeds of $50,000.00.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to "ProtoKinetix", "we", "our", "us" or the "Company" are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the nine month periods ended September 30, 2016 and 2015, and our financial condition, liquidity and capital resources as of September 30, 2016, and December 31, 2015.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Nine Months Ended
	September 30,
	2016	2015
Revenues	$-	$-
Cost of sales	-	-
Gross (loss) profit	-	-
Operating Expenses
Amortization	$2,250	$-
Consulting Fees	-	65,000
General and Administrative	70,441	105,468
Interest Expense	-	3,969
Professional Fees	147,977	219,848
Research and Development	355,089	101,970
Share-Based Compensation	574,128	290,728
Total operating expenses	1,149,885	(786,983)
Loss from Operations	(1,149,885)	(786,983)

Other Expense
Foreign Exchange Loss	-	-
Total other expenses	-	-

Other Income
Gain on Settlement of Short-Term Loan	-	7,272
Total other income	-	-
Net Loss	$(1,149,885)	(779,711)

Revenues
We had no revenues for the nine month periods ended September 30, 2016 and 2015.

Gross Profit and Expenses
The Company's net loss was $1,149,885 for the nine month period ended September 30, 2016 compared to $779,711 for the nine month period ended September 30, 2015.  These expenses were primarily incurred for professional fees, share-based compensation recognized on stock options granted, research and development and other general and administrative expenses.  Significant changes from the prior nine month period ended September 30, 2015 include:

•	Consulting fees decreased by $65,000 from $65,000 to $nil primarily as a result of a change in terms of consulting contracts entered into for the current year.
•
General and administrative expenses decreased by $35,027 from $105,468 to $70,441 primarily as a result of a decrease in travel expenses associated with the office relocation, the lifting of the Cease Trade Order in British Columbia (the "CTO") and the changing of the management of the Company.

•	Interest expense decreased by $3,969 from $3,969 to $nil as a result of a decrease in short-term loans and notes payable.
•	Professional fees decreased by $71,871 from $219,848 to $147,977 primarily as a result of a decrease in legal fees associated with the CTO and company operations.
•	Research and development increased by $253,119 from $101,970 to $355,089 primarily as a result of management's intention to move the Company forward in the development of the AAGP™ molecule.
•	Share-based compensation increased by $283,400 from $290,728 to $574,128 primarily as a result of stock options granted pursuant to consulting contracts being entered into for the current year.

Liquidity and Capital Resources

The following summarizes our liquidity at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Cash	$88,965	$371,072

Working Capital	$140,008	$334,104

At September 30, 2016, we had $88,965 in cash and $180,394 in total current assets.  As of September 30, 2016 we had a working capital position of $140,008.  Based upon our working capital equity as of September 30, 2016, we require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $268,477 from $386,041 to $654,518 for the nine months ended September 30, 2015 and 2016, respectively.  This increase was predominantly due to an increase in cash-based expenditures relating to the Company's current research contract with the University of British Columbia and study contracts with ITR Laboratories Canada as well as the Company's efforts to reduce historical accounts payable and accrued liabilities concurrent with the change in management completed in 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $7,589 for the nine month period ended September 30, 2016 while the Company had net cash used in investing activities of $40,000 for the comparative period.  The difference is attributable to a decrease in the purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $209,250 from $589,250 to $380,000 for the nine months ended September 30, 2015 and 2016, respectively due to a decrease in private placements and short-term loan repayments.

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

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with ASC 718 "Compensation – Stock Compensation", which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common shares issued for services is determined based on the Company's stock price on the date of issuance.

The Company accounts for stock compensation arrangements with persons classified as non-employees for accounting purposes in accordance with ASC 505-50 "Stock-Based Transactions with Nonemployees", which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2016.

Contractual Obligations

As a smaller reporting company as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of September 30, 2016 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than reported in the Company's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2016, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between September 2, 2016 and November 4, 2016, the Company issued 4,750,000 shares of its common stock at a price of $0.04 per share to accredited investors in a private placement transaction for gross proceeds of $190,000, of which, Clarence E. Smith, the Company's President and Chief Executive Officer, personally participated in the offering for the purchase of 4,250,000 shares.  The Company relied on the exemptions under Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder for the issuance of common stock.  There was no general solicitation in connection with this offer and sale and no commission or other remuneration was paid on the issuance of the common stock.  A Form D was filed on September 16, 2016.

On October 6, 2016, the Company issued options to purchase 300,000 shares of common stock with an exercise price of $0.08 per share pursuant to the Plan to a consultant for services.  The consultant had current information regarding the Company and no general solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.

Other than previously reported, there have been no unregistered sales of equity securities during the nine month period ended September 30, 2016.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
10.1	Assignment of Patents and Patent Application between the Company and Institut National des Sciences Appliquées de Rouen dated January 5, 2015[3]
10.2	Settlement and Indemnity Agreement by and between the Company and Standard Bankcorp Inc. and Mark Ralston dated March 2, 2015[3]
10.3	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[3]
10.4	Technology Transfer Agreement between the Company and Grant Young, dated April 22, 2015[4]
10.5	Consulting Agreement between the Company and Clarence E. Smith, dated December 21, 2015[5]
10.6	Consulting Agreement between the Company and Susan M. Woodward, dated December 21, 2015[5]
10.7	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 23, 2015[5]
10.8	ITR Master Contract between the Company and ITR Laboratories Canada Inc., dated April 19, 2016[6]
10.9	Universal Assignment between the Company and Grant Young, dated May 20, 2016[7]
10.10	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016[7]
10.11	Secured Line of Credit between the Company and Pleasants County Bank, dated June 16, 2016[7]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company's registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 20, 2015 with the SEC.
5.	Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 30, 2016 with the SEC.
6.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 16, 2016 with the SEC.
7.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2016	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Susan M. Woodward
Susan M. Woodward
Chief Financial Officer