Form 10-K
period 2016-12-31
ProtoKinetix, Inc.
filed 2017-02-21
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-32917

PROTOKINETIX, INCORPORATED
(Name of small business issuer as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9176 South Pleasants Highway St. Marys, West Virginia 26170
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act:	304-299-5070 None $.0000053 par value common stock

___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☐  Yes   ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:   ☐  Yes   ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑    Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑   Yes      ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐  Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,543,043 based upon the closing price of our common stock which was $0.065 as of June 30, 2016, the last business day of the Company's most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2017, there were 245,952,433 shares of our common stock that were issued and outstanding.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
_________________________

PROTOKINETIX, INCORPORATED

PART I

ITEM 1.   BUSINESS

ProtoKinetix, Incorporated ("ProtoKinetix," "we," "us," "our," or the "Company") is a research and development stage bio-technology company focused on scientific medical research of AFGPs (Anti-Freeze Glycoproteins) or anti-aging glycoproteins, trademarked as AAGPs™.  The Company has recently been in the process of directing major efforts to the practical side of commercial validation. The commercial applications for AAGPs™ in large markets such as targeted health care solutions are numerous, and ProtoKinetix is currently working with researchers, business leaders and advisors and commercial entities to bring AAGP™ to market.
ProtoKinetix was incorporated as RJV Network, Inc. under the laws of the State of Nevada on December 23, 1999 for the primary purpose of developing an internet-based listing site that would provide detailed commercial real estate property listings and related data.  In July 2003, the Company entered into an assignment of license agreement with BioKinetix Research, Incorporated for the assignment of rights relating to proprietary technologies of BioKinetix Research, Incorporated for the creation and commercialization of "superantibodies."  On July 8, 2003, the Company changed its name to "ProtoKinetix, Incorporated."
The Company's executive (or corporate) offices are located at 9176 South Pleasants Highway, St. Marys, West Virginia 26170.  Our telephone number is (304) 299-5070 and our website is www.protokinetix.com.
Cautionary Note Regarding Forward-Looking Statements
The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as well as some statements in press releases and some oral statements of the Company's officers during presentations about the Company include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases.  Although we believe that the expectations reflected in these forward looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, among others:
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
Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled "Risk Factors" included elsewhere in this Annual Report.  All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Annual Report.  Other than as required under securities laws, we do not assume a duty to update these forward looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

Nonclinical Efficacy Testing (Human Islets)

For the last four years, AAGP™ testing has been conducted pursuant to a comprehensive transplantation testing program in conjunction with the University of Alberta transplant research team.  The Company entered into a consulting agreement in May 2015 with Dr. James Shapiro to collaborate with the James Shapiro Laboratory at the University of Alberta in Edmonton, Alberta, Canada.  Dr. Shapiro directs the largest clinical islet transplantation program in the world.  Dr. Shapiro and his team have conducted extensive testing with our AAGP™ molecule using human islet cells in transplantation, investigating its effect on engraftment, insulin production, protective effect against anti-rejection drugs and investigation of the mechanism of action.  The results provided consistent encouragement to continue testing to develop protocols that can be applied to transplantation medicine.  Due to such results achieved over the last four years of testing, the Governors of the University of Alberta, at the end of December, 2016, submitted an Investigational Testing Authorization Application To Health Canada to  evaluate the safety and efficacy of transplantation of AAGP™ treated human islets as an addition to the already established Edmonton Protocol for the treatment of Type 1 Diabetes.  Additional studies will be expanded to include whole organ transplantation and other cell therapies used in regenerative medicine.

AAGP™ testing is conducted to international standards in outsourced research laboratories in North America and Europe. All tests are designed to explore both the safety and effectiveness of AAGP™ when challenged to enhance the health and extend the life of cells.

Allogeneic transplantation is the transplanting of cells, tissues or organs from the same species, but from a donor different than the recipient. Serious issues that have to be addressed are the engraftment of the transplanted organ or cells and the subsequent protection against the immune rejection of the foreign organ or cells. The protection, in the form of anti-rejection drugs, is toxic and causes damage to the graft.  AAGP™ has been shown in these nonclinical studies to increase engraftment and reduce the toxicity damage.
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

3.
Auto immune disease. This class of diseases occur where the body's immune system starts to attack healthy cells and organs.  Diseases in this category include, rheumatoid arthritis, multiple sclerosis and Type 1 diabetes.  Using the Non Obese Diabetic (NOD) mice as a model, the Edmonton team will be specifically assessing the potentially protective effect of AAGP™ against the immune system attacks against the islet cells in the pancreas.

The Governors of the University of Alberta submitted an Investigator Sponsored Clinical Trial Application to Health Canada.  This trial will be conducted by Dr. Shapiro and his team at the University of Alberta on the well-established, Edmonton Protocol used for treatment of Type 1 Diabetes through islet cell transplants.  Subsequent to December 31, 2016, the Investigator Sponsored Clinical Trial Application was approved by Health Canada. In preparation for the Phase 1 / 2 clinical trials as well as for the Clinical Trial Application, ProtoKinetix has:
•	Completed the production of AAGP™ under strict GMP (Good Manufacturing Practice) standards as required by Health Canada and US FDA (United States Food and Drug Administration) for human use;
•	Completed the validated sterilization and vialing of AAGP™ to become the drug product, designated PKX-001, that will be used in the clinical trials at the University of Alberta.
•	Completed stability tests on AAGP™ at different temperature ranges.
•	Completed genotoxicity studies under GLP (Good Laboratory Practice) at ITR Laboratories Canada, Inc.
•	Completed carryover studies, to comply with the clinical test protocols, at BRI Pharmaceutical Research, Inc.
•	Competed PK (Pharmacokinetics) studies at BRI Pharmaceutical Research, Inc. in Vancouver.
Nonclinical Efficacy Testing (Neuronal Retinal Cells)
During the year ended December 31, 2016, ProtoKinetix entered into a Collaborative Research Agreement with the University of British Columbia, under the guidance of Dr. Gregory-Evans, to commence testing of neuronal retinal cells in living tissue for the treatment of Macular Degeneration.  AAGP™ has been tested previously in tissue culture in the lab and was found to improve the survival of cells.  Dr. Gregory-Evans is taking those results and applying them to living tissue.  He has established a new type of model for retinal degeneration in rabbits and is currently working on injecting neuronal stem cells plus AAGP™ to test for long term improvements in cell survival and integration into the retina that should ultimately lead to vision restoration in the animals.

AAGP™ Commercial Applications

The extent of the value of the ProtoKinetix family of AAGPs™ is subject to investigation by commercial entities specializing in regenerative medicine, cellular and tissue therapies, organ transplantation, trauma, blood product banking, and anti-inflammation.  The Company is targeting these entities in furtherance of product development.

Health Care

Acute medical problems are increasingly reliant on, and benefit from, solutions that can deal with the fundamental factors of inflammation and oxidation. Both are well-known causes of life-threatening conditions and diseases, and accelerated aging. In addition, many acute medical problems are benefiting from cell therapies and transplantation of cells, tissues and time sensitive organs.

Health Care Applications of AAGP™ fall into two main categories: (i) harvesting, storage and transplanting cells, tissues and organs; and (ii) treatments for conditions and diseases caused by stress factors, including UV radiation, oxidation and inflammation. These are all areas that expand into many sub-categories of existing and future health care solutions.
AAGP™ continues to receive exposure in the industry; it was presented at the Congress of the International Pancreas and Islet Transplant Association in Melbourne, Australia in November, 2015.  Currently, researchers from the University of Alberta's Faculty have completed a peer review and have been published in the prestigious, American Diabetes Association's Journal: Diabetes.

Intellectual Property
On March 4, 2014, the Company entered into an agreement with Intrepid Innovations Corporation ("Intrepid") to sell the exclusive rights for the application of the AAGP™ molecule.  The total purchase price for the exclusive rights to the application was $2,500,000 and was to be paid as follows:

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

Patents

On or about January 5, 2015, the Company entered into an Assignment of Patents and Patent Application (the "Patent Assignment") between the Company and Institut National des Sciences Appliquées de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents").  The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004.  The Patent Assignment transferred all of the Patents and rights associated therewith to the Company upon payment to INSA of the sum of 25,000 Euros.

Through this assignment, ProtoKinetix is now the sole owner of all issued patents of the "Gem difluorinated C-glycopeptides, their preparation and their use for the preservation of biological materials and/or in cryosurgery" family, and all the rights associated therewith.  Importantly, this family includes issued patents in Canada (Patent No. CA2,558,801), England, France, and Germany (Patent No. EP1,817,329) and the United States (Patent No. US8,394,362).

On or about April 8, 2015, ProtoKinetix entered into a Royalty Agreement (the "Agreement") between the Company and the Governors of the University of Alberta ("UAB") for the assignment of UAB's portion of certain patent applications and all rights associated therewith (the "Patent Rights").  The Agreement also grants UAB a royalty of 5% of the gross revenue from the assignment, manufacturing, sale, distribution, or licensing of the Patent Rights and any commercial products generated from the Patent Rights.  The Company has the irrevocable option to purchase the royalty for CAD $5,000,000 (approximately US $4,000,000) for two years from the earlier of September 1, 2015 or the first date UAB publishes its research related to the Patent Rights.  UAB published its research related to the Patent Rights on November 18, 2015.

Through this assignment, the Company has gained UAB's portion of US provisional patent application no. 62/007,626, and International Patent Application no. PCT/CA2015/050509, and corresponding patent applications filed in Australia, Canada, China, Europe, India, Japan, Korea and New Zealand, as well as U.S. Patent Application no. US 14/728,535, all of which claim priority from said provisional patent application related to the use of anti-aging glycopeptides to enhance beta cell health, survival and improve transplant outcomes.

On or about April 22, 2015, ProtoKinetix entered into a Technology Transfer Agreement with Grant Young for the assignment of Mr. Young's portion of certain patent applications and all rights associated therewith.  In exchange for these rights, Mr. Young was paid $10,000 in cash and a five-year warrant to purchase 6,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.

Through this assignment, the Company has gained Mr. Young's portion of US provisional patent application no. 62/007,626 and applications claiming priority therefrom as well as patent issuing therefrom, related to the use of anti-aging glycopeptides to enhance beta cell health, survival and improve transplant outcomes.

On or about May 20, 2016, Grant Young assigned his intellectual property rights associated with US provisional patent application no. 62/287,657, and future applications to be derived therefrom to ProtoKinetix, thus gaining Mr. Young's rights to inventions related to the use of anti-aging glycopeptides to enhance survival of neurosensory precursor cells, and all patents issuing from and claiming priority to such application.  These patent rights secure, amongst other things, key intellectual property rights to the Company's use of the AAGP™ lead compound in regenerative medicine.

The patents from INSA and patent rights from UAB and Mr. Young secure, amongst other things, key intellectual property rights to the Company's use of the AAGP™ lead compound in regenerative medicine.

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

Competition

The markets that the Company is focusing on are multi-billion dollar international industries which are intensely competitive.  Many of the Company's competitors are substantially larger and have greater financial, research, manufacturing, and marketing resources.

Industry competition in general is based on the following:

▪	Scientific and technological capability;
▪	Proprietary know-how;
▪	The ability to develop and market products and processes;
▪	The ability to obtain FDA or other required regulatory approvals;
▪	The ability to manufacture products that meet applicable FDA requirements, (i.e. FDA's Quality System Regulations) see also Governmental Regulation section;
▪	Access to adequate capital;
▪	The ability to attract and retain qualified personnel; and
▪	The availability of patent protection.

The Company's ability to develop its research is in large measure dependent on having sufficient and additional resources and/or collaborative relationships.

The Company's access to capital is more challenging, relative to most of its competitors.  This is a competitive disadvantage.  The Company believes however that its access to capital may increase as it gets closer to the development of a commercially viable product.

The Company believes that its research has enabled it to attract and retain qualified consultants.  Because of the greater financial resources of many of its competitors, the Company may not be able to complete effectively for the same individuals to the extent that a competitor uses its substantial resources to attract any such individuals.

Governmental Regulation

The Company's AAGPs™ have commercial applications in markets and circumstances that fall under government regulations ranging from none to limited to extensive.

Although there is no such immediate need to make any regulatory filing in the United States, the Company has limited or no experience with regard to obtaining FDA or other required regulatory approvals. In February 2015, the Company appointed Dr. Julia Levy to its Business and Scientific Advisory Board and intends to retain the services of additional appropriately experienced consultants. For this reason, should our research efforts continue to show promise, we will need to hire consultants to assist the Company with such governmental regulations.

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

The following discussion relates to factors that may come into play when and if the Company has a commercially viable product in an area which requires regulatory approval.  These products may be regulated by the European regulatory agencies, FDA, U.S. Department of Agriculture, certain state and local agencies, and/or comparable regulatory bodies in other countries (collectively, these agencies shall be referred to as the "Agencies").  Government regulation affects almost all aspects of development, production, and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing, and record keeping.  The products regulated by FDA and U.S. Department of Agriculture require some form of action by such agency before they can be marketed in the United States, and, after approval or clearance, the products must continue to comply with other FDA requirements applicable to marketed products.  Both before and after approval or clearance, failure to comply with the FDA's requirements can lead to significant penalties. The Company's proposed AAGP™ products will require government regulatory approval as a biologic agent. Such regulatory approval will be granted only after the appropriate preclinical and clinical studies are conducted to confirm efficacy and safety.

Every company that manufactures biologic products or medical devices distributed in the United States must comply with the FDA's Quality System Regulations.  These regulations govern the manufacturing process, including design, manufacture, testing, release, packaging, distribution, documentation, and purchasing.  Compliance with the Quality System Regulations is required before the FDA will approve an application. These requirements also apply to marketed products.  Companies are also subject to other post-market and general requirements, including compliance with restrictions imposed on marketed products, compliance with promotional standards, record keeping, and reporting of certain adverse reactions or events.  The FDA regularly inspects companies to determine compliance with the Quality System Regulations and other post-approval requirements.  Failure to comply with statutory requirements and the FDA's regulations can lead to substantial penalties, including monetary penalties, injunctions, product recalls, seizure of products, and criminal prosecution.

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

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2015, the Company incurred total research and development expenses of $158,890.  For the year ended December 31, 2016, the Company incurred total research and development expenses of $450,899.  In order to reach the Company's goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

Environmental Laws

To date, the Company has not encountered any costs relating to compliance with any environmental laws.

Employees

To date, the Company does not have any employees.  The Company's President and Chief Executive Officer and the Chief Financial Officer are both engaged as consultants to the Company.

ITEM 1A.   RISK FACTORS

The Company's securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below.  The below risk factors are intended to generally describe certain risks that could materially affect the Company and its current business operations and activities.

You should carefully consider the risks described below and elsewhere herein in connection with any decision whether to acquire, hold or sell the Company's securities.  If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occur, the business, financial condition and results of operations could be materially and adversely affected.  In such case, the trading price of our common stock could decline, and you could lose all or a significant part of your investment.

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

We may experience difficulty implementing our business plan.  Our business plan is to continue with the development of the Company's intellectual property and to develop a product for sale commercially.  We may require additional capital in order to develop our products for sale commercially.  There can be no assurance that we would be able to obtain additional capital on reasonable terms, or at all.

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

We are a research and product development stage company that has not yet developed or sold any products.  To date, we have not yet developed nor marketed a product.  Ongoing testing of the AAGP™ molecule with three amino acids joined to a monosaccharide by a gemdiflouride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses.  Tests have confirmed that the AAGP™ molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP™ to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time, we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

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

Conducting and completing the clinical trials necessary for FDA and/or Health Canada approval is costly and subject to intense regulatory scrutiny as well as the risk of failing to meet the primary endpoint of such trials.  We will not be able to commercialize and sell our proposed products and formulations without completing such trials.  In order to conduct clinical trials that are necessary to obtain approval by the FDA and/or Health Canada to market a formulation or product, it is necessary to receive clearance from the FDA and/or Health Canada to conduct such clinical trials.  The FDA and/or Health Canada can halt clinical trials at any time for safety reasons or because we or our clinical investigators did not follow the FDA's and/or Health Canada requirements for conducting clinical trials.  If we are unable to receive clearance to conduct clinical trials or the trials are permanently halted by the FDA and/or Health Canada, we would not be able to achieve any revenue from such product as it is illegal to sell any drug or medical device for human consumption or use without FDA and/or Health Canada approval.

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

General Corporate Risk Factors
Insiders continue to have substantial control over the Company.  As of February 21, 2017, the Company's directors and executive officers hold the current right to vote approximately 26% of the Company's outstanding voting stock; most of which is owned or controlled, directly or indirectly by the Company CEO, Clarence Smith. In addition, the Company's directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Smith acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company's decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company's assets. Accordingly, this concentration of ownership may harm a future market price of the Company's common stock by:
•	Delaying, deferring or preventing a change in control of the Company;
•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or
•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.
The Company may not be able to continue as a going concern.  Our independent public accountants noted that our recurring losses from operations ($1,524,638 and $1,254,793 for the years ended December 31, 2016 and 2015, respectively) and negative net operating cash flow ($820,253 and $574,235 for the years ended December 31, 2016 and 2015, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing, or may force us to obtain financing on less favorable terms than would otherwise be available.
The Company is dependent upon additional financing which it may not be able to secure in the future.  As it has in the past, the Company will likely continue to require financing to address its working capital needs, continue its development efforts, support business operations, fund possible continuing operating losses, and respond to unanticipated capital requirements.  There can be no assurance that additional financing or capital will be available and, if available, upon acceptable terms and conditions.  To the extent that any required additional financing is not available on acceptable terms, the Company's ability to continue in business may be jeopardized and the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on the Company's business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization in bankruptcy.
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
Our management is relatively inexperienced with running a public company and could create a risk of non-compliance.  Management's inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and could create a risk of non-compliance.  Changing laws, regulations and standards relating to corporate governance and public disclosure have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. These corporate governance standards are the product of many sources, including, without limitation, public market perception, stock exchange regulations and SEC disclosure requirements. Our management team expects to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Management's inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.
As a company with a class of securities registered pursuant to the Exchange Act the Company has significant obligations under the Exchange Act. Having a class of securities registered under the Exchange Act is a time consuming and expensive process and subjects the Company to increased regulatory scrutiny and extensive and complex regulation.  Complying with these regulations is expensive and requires a significant amount of management's time.  For example, public companies are obligated to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records.  These requirements could necessitate additional corporate spending on procedures and personnel requiring us to reallocate funds from other business objectives.

Risk Factors Related to Our Common Stock
The Company will face significant regulation by the SEC and state securities administrators.  The holders of shares of the Company's common stock and preferred stock may not offer or sell the shares in private transactions or (should a public market develop, of which there can be no assurance) public transactions without compliance with regulations imposed by the SEC and various state securities administrators. To the extent that any holder desires to offer or sell any such shares, the holder must prove to the reasonable satisfaction of the Company that he has complied with all applicable securities regulations, and the Company may require an opinion of the holder's legal counsel to that effect. Thus, there can be no assurance that the holder will be able to resell the shares or any interest therein when the holder desires to do so.
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

As our stock is not listed on a national securities exchange, trading in our shares will be subject to rules governing "penny stocks," which will impair trading activity in our shares.  Our stock is not on a national securities exchange. Therefore, our stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the SEC. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to resell your shares at or above the public sale price. The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's principal executive office, for all operations, is located at 9176 South Pleasants Highway, St. Marys, West Virginia 26170.  The Company currently does not have a lease for its principal executive office because the Company's President and CEO, Clarence E. Smith, is providing the space at no cost to the Company.  ProtoKinetix does not own any real property.

ITEM 3.   LEGAL PROCEEDINGS

Effective February 19, 2015, the Company entered into a Settlement Agreement by and between the Company, Ross L. Senior, and the British Columbia Securities Commission (the "BCSC").  The Company and Ross L. Senior, ProtoKinetix' former President and CEO, cooperated with the BCSC in reaching the settlement.

In the Settlement Agreement, Mr. Senior and the Company admitted that the Company breached an ongoing Cease Trade Order (CTO) that became effective on May 9, 2013.  The CTO was originally issued by the BCSC due to the Company's failure to make required filings under the British Columbia Securities Act.

During the time the CTO had been in effect, Mr. Senior had been the President, CEO and a director of the Company.  Between May 28, 2013 and June 6, 2014, and while subject to the CTO, the Company and Mr. Senior distributed securities to 14 individuals and two companies for payment of services and repayment of loans valued at approximately $360,000, as well as an existing shareholder and current director for cash proceeds of $100,000.  Mr. Senior acknowledges that he and the Company made the distributions in contravention of the CTO.

Under the terms of the Settlement Agreement, Mr. Senior is prohibited from becoming or acting as a director or officer of any reporting issuer in Canada for a period of one year, and Mr. Senior and the Company have jointly paid $10,000 to the BCSC.  Mr. Senior has also agreed to successfully complete a course on the duties and responsibilities of corporate officers and directors that is acceptable to the Executive Director of the BCSC within one year of the date of the Settlement Agreement.

The CTO was lifted effective February 23, 2015.  The Company has made all required filings with the BCSC to date.

There are currently no legal proceedings pending.

ITEM 4.  MINE SAFETY MATTERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on OTCQB tier of the OTC Markets under the symbol "PKTX".  The table below sets forth the high and low bid prices of the Company's common stock during the periods indicated as reported on OTC Markets Inc. (www.otcmarkets.com).  The quotations are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.
2016	Low	High
First Quarter	$0.035	$0.084
Second Quarter	0.034	0.085
Third Quarter	0.020	0.074
Fourth Quarter	0.041	0.072

2015	Low	High
First Quarter	$0.032	$0.150
Second Quarter	0.053	0.131
Third Quarter	0.066	0.040
Fourth Quarter	0.036	0.125

Holders

As of February 21, 2017, there were approximately 84 shareholders of record of the Company's common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in "street name."

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

Adoption of the 2015 Stock Option and Stock Bonus Plan

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the "2015 Plan").  The Board of Directors adopted this plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

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

As of December 31, 2016, 16,900,000 options and 2,000,000 shares of common stock were granted under the 2015 Plan.

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

The exercise price of any option granted under the 2015 Plan must be no less than 100% of the "fair market value" of the Company's common stock on the date of grant.  Any incentive stock option granted under the 2015 Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant.

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

All awards granted under the 2015 Stock Option and Stock Bonus Plan (the "2015 Plan") will continue forward under the 2015 Plan until expired or exercised pursuant to the terms of each individual award agreement, however, no new awards shall be granted under the 2015 Plan.

Adoption of the 2017 Stock Option and Stock Bonus Plan

On December 30, 2016, the Board of Directors of the Company adopted the 2017 Stock Option and Stock Bonus Plan (the "2017 Plan").  The Board of Directors adopted the 2017 Plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

The aggregate number of shares that may be issued under the 2017 Plan is 30,000,000 shares subject to adjustment as provided therein.  The 2017 Plan includes two types of options.  Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as incentive options.  Options which are not intended to qualify as incentive options are referred to as non-qualified options.

As of February 21, 2017, 16,200,000 options have been granted under the 2017 Plan.

The 2017 Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors.  In addition to determining who will be granted options or bonuses, the committee has the authority and discretion to determine when options and bonuses will be granted and the number of options and bonuses to be granted.  The committee also may determine a vesting and/or forfeiture schedule for bonuses and/or options granted, the time or times when each option becomes exercisable, the duration of the exercise period for options and the form or forms of the agreements, certificates or other instruments evidencing grants made under the 2017 Plan.  The committee may determine the purchase price of the shares of common stock covered by each option and determine the fair market value per share.  The committee also may impose additional conditions or restrictions not inconsistent with the provisions of the 2017 Plan.  The committee may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the 2017 Plan.

The committee also has the power to interpret the 2017 Plan, and the provisions in the instruments evidencing grants made under it, and is empowered to make all other determinations deemed necessary or advisable for the administration of it.

Participants in the 2017 Plan may be selected by the committee from employees, officers, consultants and advisors (including board members) of ProtoKinetix.  The committee may take into account the duties of persons selected, their present and potential contributions to the success of ProtoKinetix and such other considerations as the committee deems relevant to the purposes of the 2017 Plan.

In the event of a change, such as a stock split, is made in the Company's capitalization which results in an exchange or other adjustment of each share of common stock for or into a greater or lesser number of shares, appropriate adjustments will be made to unvested bonuses and in the exercise price and in the number of shares subject to each outstanding option.  The committee also may make provisions for adjusting the number of bonuses or underlying outstanding options in the event the Company effects one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of its outstanding common stock.  Options and bonuses may provide that in the event of the dissolution or liquidation of ProtoKinetix, a corporate separation or division or the merger or consolidation of ProtoKinetix, the holder may exercise the option on such terms as it may have been exercised immediately prior to such dissolution, corporate separation or division or merger or consolidation; or in the alternative, the committee may provide that each option granted under the 2017 Plan shall terminate as of a date fixed by the committee

The exercise price of any option granted under the 2017 Plan must be no less than 100% of the "fair market value" of ProtoKinetix's common stock on the date of grant.  Any incentive stock option granted under the 2017 Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant.

The exercise price of an option may be paid in cash, in shares of ProtoKinetix common stock or other property having a fair market value equal to the exercise price of the option, or in a combination of cash, shares, other securities and property.  The committee determines whether or not property other than cash or common stock may be used to purchase the shares underlying an option and shall determine the value of the property received.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including but not limited to the 2015 Plan, the 2017 Plan and individual compensation arrangements as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	28,900,000	$0.07	13,800,000
Total	28,900,000	$0.07	13,800,000

During the year ended December 31, 2015, warrants to purchase 11,000,000 shares of common stock of the Company were issued (see Note 8 of the notes to the financial statements).  As of the year ended December 31, 2016, there were warrants and options outstanding representing a total of 6,500,000 and 28,900,000 shares of common stock respectively to be issued upon exercise, of which a total of options to purchase 16,900,000 shares of common stock and a stock bonus of 2,000,000 common shares were issued pursuant to the 2015 Plan.

To management's knowledge, there are no outstanding options, warrants or other rights to acquire the common stock of the Company that were issued pursuant to the Company's 2003, 2004 or 2005 Stock Incentive Plans (the "Old Plans") for the year ended December 31, 2016.  To management's knowledge, the Old Plans have expired and terminated.

Recent Sales of Unregistered Securities and Use of Proceeds

Other than already reported, there have been no unregistered sales of equity securities during the year ended December 31, 2016.

Between February 2, 2017 and February 6, 2017, the Company issued 6,000,000 shares of common stock at a price of $0.04 per share for gross proceeds of $240,000 pursuant to a subsequent private placement with accredited investors, of which Clarence E. Smith, the Company's President and Chief Executive Officer and a director, personally purchased 4,750,000 shares at a purchase price of $190,000 and of which Susan M. Woodward, the Company's Chief Financial Officer, personally purchased 250,000 shares at a purchase price of $10,000.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D was previously filed on January 3, 2017.

On February 10, 2017, the Company issued 2,000,000 shares of common stock at a price of $0.04 per share for gross proceeds of $80,000 pursuant to a subsequent private placement with one accredited investor.  No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D was filed on February 21, 2017 for this transaction.

ITEM 6.    SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2016 and 2015, and our financial condition, liquidity and capital resources as of December 31, 2016 and 2015. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Results of Operations

	For the Years Ended
	December 31,
	2016		2015

Sales
Cost of sales	$		$
Gross (loss) profit		-		-
Operating Expenses
Amortization		$3,000		$1,500
Consulting Fees		-		125,000
General and Administrative		99,648		126,767
Interest Expense		12		3,968
Professtional Fees		211,006		314,454
Research and Development		450,899		158,890
Share-Based Compensation		760,073		531,486
Total operating expenses		1,524,638		1,262,065
Loss from Operations		(1,524,638)		(1,262,065)

Other Income
Gain on Settlement of Short-Term Loans		-		7,272
Total other income		-		7,272
Net Loss		$(1,524,638)		$(1,254,793)

Revenues

We had no revenues for the years ended December 31, 2016 and 2015.

Gross profit and expenses

The Company's net loss was $1,524,638 for the year ending December 31, 2016 compared to $1,254,793 for the year ending December 31, 2015.  These expenses were primarily incurred for professional fees, share-based compensation related to the operations of the Company's business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees decreased by $103,448 from $314,454 to $211,006 primarily as a result of a decrease in activity with our professional service providers in respect of Company operations.

•	Consulting fees decreased by $125,000 from $125,000 to $nil as a result of a decrease in salaries paid to the President and CEO as well as a decrease in settlements in 2016.

•	Interest expense decreased by $3,956 from $3,968 to $12 as a result of a decrease in short-term loans and notes payable.

•	Share-based compensation increased by $228,587 from $531,486 to $760,073 primarily as a result of the granting of stock options pursuant to consulting contracts in 2016.

•	Research and development increased by $292,009 from $158,890 to $450,899 primarily as a result of management's intention to move the Company forward in the development of the AAGP™ molecule.

•	General and Administrative expenses decreased by $27,119 from $126,767 to $99,648 due to a decrease in travel related expenses due to the office relocation from Canada to the United States in 2015.

Our expenses in 2016 were $1,524,638 which included $211,006 in professional fees. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  This resulted in $760,073 in share-based compensation recognized based on the fair value of equity instruments granted as compensation.  These professional consulting services related to marketing and investment banking services including financing, capitalization and merger opportunities as well as research development services.  The Company also incurred total research and development expenses of $450,899 and general and administrative costs of $99,648 during the year ended December 31, 2016.

Liquidity and Capital Resources

	As at December 31,
	2016	2015

Cash	$371,029	$371,072

Working Capital	$396,118	$334,104

At December 31, 2016, we had $371,029 in cash and $441,413 in total current assets.  As of December 31, 2016, we had a working capital equity position of $396,118.  Although as of the date of this Annual Report we believe we have sufficient capital to meet cash flow projections and carry forward our business objectives in the short-term, the Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2016 and 2015

Net Cash Used in Operating Activities

During the year ended December 31, 2016, net cash used in operating activities increased by $246,018 from $574,235 to $820,253 for the years ended December 31, 2015 and 2016, respectively. This increase was predominantly due to an increase in cash-based expenditures as well as the Company's efforts to reduce historical accounts payable and accrued liabilities concurrent with the partial change in management completed in 2015 as well as the increase in compensatory options granted to consultants.

Net Cash Used in Investing Activities

During the year ended December 31, 2016, net cash used in investing activities decreased by $16,970 due to the purchase of intangible assets completed in 2015.  Net cash from investing activities for the year ended December 31, 2015 was $46,760 due the purchase of intangible assets.  Net cash from investing activities for the year ended December 31, 2016 was $29,790 due to an increase in patent application costs.

Net Cash Provided by Financing Activities

During the year ended December 31, 2016, net cash provided by financing activities decreased by $141,750 from $991,750 to $850,000 for the years ended December 31, 2015 and 2016, respectively. This decrease was predominantly due to a decrease in private placements completed offset by the repayment of short-term loans.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), which contemplate continuation of the Company as a going concern.  The history of losses and the potential inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern. In spite of the fact that the current cash obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate. We intend to fund the Company and attempt to meet corporate obligations by selling common stock.  However, the Company's common stock is at a low price and is not actively traded.

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

As at December 31, 2016, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs as at December 31, 2016.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2016.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2016 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management's Annual Report on Internal Control Over Financial Reporting

In accordance with Item 308 of SEC Regulation S-K, management is required to provide an annual report regarding internal controls over our financial reporting. This report, which includes management's assessment of the effectiveness of our internal controls over financial reporting, is found below. Inasmuch as the Company is neither an accelerated filer nor a large accelerated filer, the Company is not obligated to provide an attestation report on the Company's internal control over financial reporting by the Company's registered public accounting firm.

Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting ("ICFR") as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with proper authorizations of management and our directors; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

As of December 31, 2016, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company's ICFR based on the framework set forth in Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2016.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2016, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2016, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report is not subject to attestation by our registered public accounting firm.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of February 21, 2017, the Company's current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Clarence E. Smith	53	Chairman, Chief Executive Officer, President	February 2015
		Director	June 2014

Susan M. Woodward	51	Chief Financial Officer	October 2014

Edward P. McDonough	64	Director	July 2015

Clarence E. Smith, age 53, was appointed President and Chief Executive Officer for the Company on February 19, 2015 and was previously appointed a member of the Board of Directors of the Company on June 1, 2014.  Prior to joining the Company as President and CEO, Mr. Smith served and continues to serve as managing member of Tombstone Resources and Smith Equipment, LLC, a privately held company that holds operating oil and gas wells and Smith Equipment Company, a privately held company that leases out construction equipment.  In 1981, Mr. Smith started Arvilla Well Service in West Virginia which provided construction services to oil and gas companies in the Appalachian Basin.  After merging Arvilla Well Service into Arvilla Pipeline Construction Co., Inc., Mr. Smith sold the company in 2008.  Mr. Smith also purchased Arrow Oilfield Services in 2004, which was renamed Arvilla Oilfield Services, LLC and subsequently merged with Trans Energy, a publicly traded company in 2004.  Mr. Smith served as Chairman of the Board and CEO of Trans Energy, Inc. from 2005 to 2006.  Mr. Smith graduated from St. Marys High School in West Virginia in 1981.

Susan M. Woodward, age 51, was appointed Chief Financial Officer of the Company on October 1, 2014.  Prior to joining the Company as CFO, Ms. Woodward served as Controller of Unistrut Service Company of Ohio, a distribution company from 1996 to 2001.  From 2001 to 2003, Ms. Woodward served a Senior Accountant at Renal Care Group and from 2008 to 2011 served as Chief Financial Officer for Wirt County Health Services Association, Inc.  She also acquired experience in the oil & gas industry serving as Lead Accountant at Triad Energy and as an Accounting Manager, simultaneously at Arvilla Oilfield Services, LLC and Arvilla Pipeline Construction Co., Inc from 2003 to 2007.  She has twenty-five years' experience in the accounting field and has formed her own consulting practice which provides accounting, investment and asset management services.  Ms. Woodward graduated from Cleveland State University in 1988 receiving a Bachelor of Business Administration with a major in Accounting.

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

Committees of the Board of Directors

The Company does not currently have a separately designated audit committee.  Instead, the Board of Directors as a whole acts as the Company's audit committee.  Consequently, the Company does not currently have a designated audit committee financial expert.

The Company also does not have a separately designated compensation committee. To date, the Company has not retained an independent compensation advisor to assist the Company review and analyze the structure and terms of the Company's executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2016 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Smith filed several Forms 4 late.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix's named executive officers for the two years ended December 31, 2016 and 2015:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Ross Senior(1)
President & CEO	2016	-	-	-		-		-	-	-	-
	2015	-	-	-		-		-	-	10,000	10,000

Clarence E. Smith
President & CEO	2016	-	-	-		271,849		-	-	-	271,849
	2015	-	-	100,000	(3)	-		-	-	-	100,000

Susan M. Woodward
Chief Financial Officer	2016	72,000	-	-		217,479		-	-	-	289,479
	2015	49,400	-	-		185,037	(4)	-	-	-	234,437

(1)
On February 19, 2015, Mr. Senior resigned as a director and President and CEO of the Company effective immediately.  Mr. Senior resigned as a director and President and Chief Executive Officer for personal reasons and to pursue other business opportunities, and not as the result of any disagreement with the Company's practices or policies.

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

Clarence E. Smith – Mr. Smith is Chief Executive Officer and President of the Company.  He entered into a consulting agreement with the Company dated March 30, 2015 (effective January 1, 2015).  On December 21, 2015, Mr. Smith and the Company entered into a new consulting agreement effective January 1, 2016, superseding the prior agreement (the "2016 Smith Agreement").  The 2016 Smith Agreement provided for a one-year term through December 31, 2016 and for an annual salary of $1.00 and a termination fee if the agreement is terminated for the following two reasons:

•	A termination without cause: If Mr. Smith is terminated without cause he will be entitled to a termination fee of $100,000 per year of service;

•
A termination upon a change of control event:  Following a change of control event he will be entitled to a termination fee equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control.

In connection with the 2016 Smith Agreement, the Company issued Mr. Smith an option pursuant to the Company's 2015 Plan to purchase 5,000,000 shares of common stock of the Company at a price of $0.08 per share with 1,250,000 shares vesting every three months starting March 31, 2016.

On or about December 30, 2016, the Company entered into a new consulting agreement with Mr. Smith, effective January 1, 2017 (the "2017 Smith Agreement") which replaced the 2016 Smith Agreement, terminating December 31, 2016.

The 2017 Smith Agreement provides for a one-year term through December 31, 2017 and for an annual salary of $1.00.  Mr. Smith is entitled to receive a bonus payment equal to 2.5% of the aggregate value of any application sale or license of any patent rights or products effected during the term of the 2017 Smith Agreement.

Mr. Smith is also entitled to a termination fee if the agreement is terminated for the following two reasons:

•
A termination without cause:  If Mr. Smith is terminated without cause he will be entitled to a termination fee of $100,000 per year of service (including the pro-rata amount for partial years of service);

•
A termination upon a change of control event:  Following a change of control event he will be entitled to a termination fee equal to $100,000 per year of service (including the pro-rata amount for partial years of service) plus 2.5% of the aggregate transaction value of the change of control.

In connection with the 2017 Smith Agreement, the Company issued Mr. Smith an option pursuant to the 2017 Plan to purchase 5,000,000 shares of common stock of the Company at a price of $0.05 per share with 1,250,000 shares vesting every three months starting March 31, 2017.

Susan M. Woodward – Ms. Woodward is Chief Financial Officer of the Company.  She entered into a consulting agreement with the Company dated March 30, 2015 (effective January 1, 2015).  On December 21, 2015, Ms. Woodward and the Company entered into a new consulting agreement effective January 1, 2016, superseding the prior agreement (the "2016 Woodward Agreement"), which provides for a one-year term through December 31, 2016.  It also provides for a monthly consulting fee of $6,000 and a termination fee if the 2016 Woodward Agreement is terminated for the following two reasons:

•	A termination without cause: If Ms. Woodward is terminated within 12 months of January 1, 2016 she will be entitled to a termination fee of $36,000;

•	A termination upon a change of control event: Following a change of control event she will be entitled to a termination fee of $72,000.

In connection with the 2016 Woodward Agreement, the Company issued Ms. Woodward an option pursuant to the 2015 Plan to purchase 4,000,000 shares of common stock of the Company at a price of $0.08 per share with 1,000,000 shares vesting every three months starting March 31, 2016.

On or about December 30, 2016, the Company entered into a new consulting agreement with Ms. Woodward, effective January 1, 2017 (the "2017 Woodward Agreement") which replaced the 2016 Woodward Agreement, terminating December 31, 2016.

The 2017 Woodward Agreement is for a one-year term through December 31, 2017 and provides for a monthly consulting fee of $6,000 and a termination fee if it is terminated for the following two reasons:

•
A termination without cause:  If Ms. Woodward is terminated within 12 months of January 1, 2017 she will be entitled to a termination fee of $72,000 per year of service (including the pro-rata amount for partial years of service);

•
A termination upon a change of control event:  Following a change of control event she will be entitled to a termination fee of $72,000 per year of service (including the pro-rata amount for partial years of service).

In connection with the 2017 Woodward Agreement, the Company issued Ms. Woodward an option pursuant to the 2017 Plan to purchase 4,000,000 shares of common stock of the Company at a price of $0.05 per share with 1,000,000 shares vesting every three months starting March 31, 2017.

The Company also extended the expiration date of the option for 2,000,000 shares granted to Ms. Woodward on February 26, 2015 at the exercise price of $0.04 per share pursuant to the Non-Qualified Stock Option Agreement effective May 4, 2015 from February 25, 2017 to February 25, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as to option awards held by each of the named executive officers of ProtoKinetix as of December 31, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Clarence E. Smith	5,000,000	(1)	-		0.08	12/31/2019

Susan M. Woodward	4,000,000	(2)	-		0.04	2/25/2020
	-		2,000,000	(3)	0.04	2/25/2020
	4,000,000	(4)	-		0.08	12/31/2019

(1)	Represents options granted on January 1, 2016 at $0.08 per share with 1,250,000 vesting every three months beginning March 31, 2016.
(2)	Represents options granted on February 26, 2015 at $0.04 per share with 400,000 vesting every three months beginning March 31, 2015.
(3)
Represents options granted on February 26, 2015 at $0.04 per share with vesting to occur on a change of control event. On December 30, 2016, the Board of Directors approved an extension of the expiration date from February 25, 2017 to December 31, 2020.

(4)	Represents options granted on January 1, 2016 at $0.08 per share with 1,000,000 vesting every three months beginning March 31, 2016.

On December 30, 2015, Mr. Smith was granted a stock bonus of 2,000,000 shares of common stock pursuant to the 2015 Plan at a price of $0.05 per share.  All shares were immediately vested.

Director Compensation
The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2016.
	Director Compensation
	Fees Earned or Paid in Cash	Bonus	Stock Awards(1)	Option Awards(2)		Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)	($)	($)
Clarence E. Smith	-	-	-	271,849		-	-	-	271,849
Edward P. McDonough	-	-	-	54,370	(3)	-	-	-	54,370

(1)	The aggregate grant date fair value of these stock awards was computed in accordance with ASC 718.
(2)
Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes Option Pricing Model. Assumptions used in the calculation of these amounts are included in the Company's audited financial statements.

(3)
Issued pursuant to Mr. McDonough's consulting agreement with the Company in which the Company issued him a four-year option for 1,000,000 shares of common stock subject to vesting exercisable at $0.08 per share.

On July 1, 2015, the Company entered into a consulting agreement with Mr. McDonough for director services dated July 1, 2015.  On December 21, 2015, Mr. McDonough and the Company entered into a new director consulting agreement, superseding the prior agreement (the "2016 McDonough Agreement") which provides for a one-year term through December 31, 2016.  In connection with the 2016 McDonough Agreement, the Company issued Mr. McDonough an option pursuant to the 2015 Plan to purchase 1,000,000 shares of common stock of the Company at a price of $0.08 per share with 250,000 shares vesting every three months starting March 31, 2016.

On or about December 30, 2016, the Company entered into a new consulting agreement with Mr. McDonough, effective January 1, 2017 (the "2017 McDonough Agreement") which replaced the 2016 McDonough Agreement, terminating December 31, 2016.

The 2017 McDonough Agreement is for a one-year term through December 31, 2017.

In connection with the 2017 McDonough Agreement, the Company issued Mr. McDonough an option pursuant to the 2017 Plan to purchase 1,000,000 shares of common stock of the Company at a price of $0.05 per share with 250,000 shares vesting every three months starting March 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of February 21, 2017, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner's spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Beneficial Ownership Percentage as of February 21, 2017(1)
More than 5% Stockholders(2)
Grant Young (3)	24,100,000		9.2%

Directors and Named Executive Officers
Clarence E. Smith	64,867,126	(4)	25.7%
Susan M. Woodward	9,250,000	(5)	3.6%
Edward P. McDonough	2,250,000	(6)	0.9%
All directors and executive officers as a group:	76,367,126		30.2%

(1)
Based on 245,952,433 shares of common stock outstanding on February 21, 2017, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days of February 21, 2017.

(2)	See also Directors and Named Executive Officers in the table. Based on our most recent list of the stockholders of record from our transfer agent dated February 21, 2017.
(3)
Consists of 6,850,000 shares of common stock owned by Mr. Young directly; the right to acquire 6,000,000 shares of common stock upon warrant exercise; and the right to acquire 11,250,000 shares of common stock upon option exercise.  The principal address of Mr. Young is 6438 Rosebery Ave, West Vancouver, BC  V7W 2C6, Canada.

(4)
Consists of 53,820,500 shares of common stock owned by Mr. Smith directly, 2,946,626 held by Mr. Smith's trust, 1,850,000 held by Mr. Smith's retirement account, and the right to acquire 6,250,000 shares of common stock upon option exercise.  The principal address of Mr. Smith is 1845 County Road #214, St. Augustine, FL 32084.

(5)
Consists of 250,000 shares of common stock owned by Ms. Woodward directly and 9,000,000 shares of common stock issuable upon the exercise of stock options.  The principal address of Ms. Woodward is 705 Dugan Road, Belpre, OH 45714.

(6)	Consists of 2,250,000 shares of common stock issuable upon the exercise of stock options. The principal business address of Mr. McDonough is 1226 Washington Avenue, Parkersburg, WV 26101.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The following is a description of transactions during the last fiscal year in which the transaction involved a material dollar amount and in which any of the Company's directors, executive officers or holders of more than 5% of the Company's common stock had or will have a direct or indirect material interest, other than compensation which is described under "Executive Compensation." Management believes the terms obtained or consideration that was paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arms' length transactions:
As at December 31, 2016, the following amounts were due to related parties:

		2016
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$81

Susan Woodward (CFO)	Accounts payable and accrued liabilities	$nil

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand.

Effective January 1, 2016, the Company entered into a consulting agreement superseding the prior agreement with Mr. Young in 2015 whereby the Company would pay Mr. Young $7,000 per month for providing research and development services.  He was also granted a 4-year stock option to purchase 5,000,000 shares of common stock at a price of $0.08 with vesting beginning on March 31, 2016 in equal instalments on a quarterly basis.

Effective January 1, 2017, the Company entered into a new consulting agreement superseding the prior agreement with Mr. Young whereby the Company would pay Mr. Young $7,000 per month for providing research and development services.  He was also granted a 4-year stock option to purchase 5,000,000 shares of common stock at a price of $0.05 with vesting beginning on March 31, 2017 in equal instalments on a quarterly basis.

See also Item 1, page 9 for a description of the patent rights assignments made by Mr. Young to the company in 2016 as well as Item 11 for a description of the consulting agreements with the officers and directors of the Company.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2016 and 2015, Davidson & Company LLP, Chartered Professional Accountants ("Davidson") the Company's principal accountants billed the Company $27,000 and $18,400, respectively for fees for the audit of the Company's annual financial statements.  All amounts are in U.S. dollars.

Audit-Related Fees

For the years ended December 31, 2016 and 2015, Davidson did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2016 and 2015, Davidson billed $11,000 in 2016 and $26,500 in 2015 for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2016 and 2015, Davidson did not bill the Company for fees associated with the preparation and filing of the Company's registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2016 and 2015, Davidson billed the Company $15,250 and $17,000 for fees for the review of the Company's quarterly financial statements.  All amounts are in U.S. dollars.

Audit Committee Pre-Approval Policies

The Company currently does not have a formal audit committee.  The Company' Board of Directors currently approves in advance all audit and non-audit related services performed by the Company's principal accountants and appointed Ed McDonough as the responsible director to review all financial information of the Company and correspond with the independent auditors regarding the same.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE
EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.
Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
4.2	2017 Stock Option and Stock Bonus Plan*
10.1	Assignment of Patents and Patent Application between the Company and Institut National des Sciences Appliquées de Rouen dated January 5, 2015[3]
10.2	Settlement and Indemnity Agreement by and between the Company and Standard Bankcorp Inc. and Mark Ralston dated March 2, 2015[3]
10.3	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[3]
10.4	Technology Transfer Agreement between the Company and Grant Young, dated April 22, 2015[4]
10.5	ITR Master Contract between the Company and ITR Laboratories Canada Inc., dated April 19, 2016[5]
10.6	Universal Assignment between the Company and Grant Young, dated May 20, 2016[6]
10.7	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016[6]
10.8	Secured Line of Credit between the Company and Pleasants County Bank, dated June 16, 2016[6]
10.9	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016*
10.10	Consulting Agreement between the Company and Susan M. Woodward, dated December 30, 2016*
10.11	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016*
14.1	Code of Ethics[7]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company's registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 20, 2015 with the SEC.
5.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 16, 2016 with the SEC.
6.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
7.	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 13, 2006 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
PROTOKINETIX, INCORPORATED

Dated: February 21, 2017	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

Dated: February 21, 2017	By:	/s/ Susan M. Woodward
Susan M. Woodward
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: February 21, 2017	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: February 21, 2017	By:	/s/ Edward P. McDonough
Edward P. McDonough
Director

PROTOKINETIX, INC. (A Development Stage Company) FINANCIAL STATEMENTS December 31, 2016 (Stated in US Dollars)

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Protokinetix, Inc.

We have audited the accompanying financial statements of Protokinetix, Inc. (the "Company"), which comprise the balance sheets of Protokinetix, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2016 and 2015.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protokinetix, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Professional Accountants

February 21, 2017

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEETS
As at December 31

	2016	2015

ASSETS
Current Assets
Cash	$371,029	$371,072
Accounts receivable (Note 3)	-	8,023
Prepaid expenses and deposits (Notes 3 and 11)	70,384	397
Total current assets	441,413	379,492

Intangible assets (Note 4)	100,681	70,260

Total assets	$542,094	$449,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$45,295	$45,388
Total current liabilities	45,295	45,388

Stockholders' Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 237,952,433 and 216,602,433 shares issued and outstanding for 2016 and 2015 respectively (Note 9)	1,273	1,159
Additional paid-in capital	29,115,795	27,498,836
Accumulated deficit	(28,620,269)	(27,095,631)

Total stockholders' equity	496,799	404,364
Total liabilities and stockholders' equity	$542,094	$449,752

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 11)
Subsequent Events (Note 13)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016 and 2015

	2016	2015

EXPENSES
Amortization – intangible assets (Note 4)	$3,000	$1,500
Consulting fees (Note 10)	-	125,000
General and administrative	99,648	126,767
Interest	12	3,968
Professional fees (Note 10)	211,006	314,454
Research and development	450,899	158,890
Share-based compensation (Note 10)	760,073	531,486

	(1,524,638)	(1,262,065)
OTHER ITEMS
Gain on settlement of short-term loan (Note 5)	-	7,272
Net loss for the year	$(1,524,638)	$(1,254,793)

Net loss per common share (basic and diluted)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	221,613,392	197,978,111

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Years Ended December 31, 2016 and 2015

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

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Years Ended December 31, 2016 and 2015

	Common Stock
	Shares	Amount	Issuable shares	Amount	Additional paid-in capital	Stock Subscriptions received in advance	Common stock to be returned to treasury	Accumulated deficit	Total
Balance, December 31, 2015	216,602,433	$1,159	-	$-	$27,498,836	$-	$-	$(27,095,631)	$404,364

Issuance of common stock for services	100,000	1	-	-	6,999	-	-	-	7,000

Fair value of compensatory options issued	-	-	-	-	760,073	-	-	-	760,073

Issuance of common stock pursuant to private placement offering	4,150,000	22	-	-	165,978	-	-	-	166,000

Issuance of common stock pursuant to private placement offering	5,350,000	29	-	-	213,971	-	-	-	214,000

Issuance of common stock pursuant to private placement offering	5,250,000	28	-	-	209,972	-	-	-	210,000

Issuance of common stock pursuant to private placement offering	6,500,000	34	-	-	259,966	-	-	-	260,000

Net loss for the year	-	-	-	-	-	-	-	(1,524,638)	(1,524,638)

Balance, December 31, 2016	237,952,433	$1,273	-	$-	$29,115,795	$-	$-	$(28,620,269)	$496,799

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016 and 2015

	2016	2015

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(1,524,638)	$(1,254,793)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	3,000	1,500
Issuance and amortization of common stock for services	7,000	176,000
Fair value of compensatory options granted	760,073	531,486
Gain on settlement of short-term loans	-	(7,272)

Changes in operating assets and liabilities:
Accounts receivable	8,023	(2,526)
Prepaid expenses and deposits	(69,987)	(397)
Accounts payable and accrued liabilities	(3,724)	(18,233)

Net cash used in operating activities	(820,253)	(574,235)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(29,790)	(46,760)

Net cash used in investing activities	(29,790)	(46,760)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Short-term loan repayments	-	(43,250)
Issuance of common stock for cash	850,000	1,035,000

Net cash from financing activities	850,000	991,750

Net change in cash	(43)	370,755

Cash, beginning of year	371,072	317

Cash, end of year	$371,029	$371,072

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued for consulting services	$7,000	$176,000
Common stock issued to settle short-term loans, accounts payable and accrued liabilities	-	220,000
Common stock returned to treasury	-	25,000
Common stock issued for past subscriptions	-	25,000
Common stock issued to settle promissory note	-	100,000
Fair value of warrants issued for intangible asset	-	25,000
Intangible asset costs included in accounts payable and accrued liabilities	3,631	-

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

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

During the year ended December 31, 2016, the Company filed Form 51-105F1 – Notice – OTC Issuer Ceases to be an OTC Reporting Issuer with the BCSC.

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2016.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and are expressed in United States dollars.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

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

Fair Value of Financial Instruments

Financial instruments, which includes cash and accounts payable and accrued liabilities, are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Level 1 inputs are used to measure cash. At December 31, 2016 there were no other assets or liabilities subject to additional disclosure.

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
December 31, 2016

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

As at December 31, 2016, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs as at December 31, 2016.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 28,900,000 stock options (December 31, 2015 – 14,600,000) and 6,500,000 warrants (December 31, 2015 – 8,700,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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
December 31, 2016

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

Accounting Standards Update 2015-01 - Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This Update is part of an initiative to reduce complexity in accounting standards (the Simplification Initiative). This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this standard, which did not have a material impact on the Company's financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessment of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The requirement was effective for annual periods ending after December 15, 2016, and did not have a material impact on the Company's financial statements.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Note 2. Summary of Significant Accounting Policies (cont'd)

Recent Accounting Pronouncements (cont'd)

Accounting Standards Update 2016-09 – Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This accounting pronouncement, which goes into effect for periods ending after December 16, 2016, addresses the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of this guidance did not have a material impact on the Company's financial statements.

Accounting Standards Update 2015-17 – Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This accounting pronouncement requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Currently deferred tax liabilities and assets must be presented as current and noncurrent. The policy was effective for periods ending after December 16, 2016. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

Note 3.   Accounts Receivable, Prepaid Expenses and Deposits

Accounts receivable consists of refundable sales tax paid on purchases made in Canada.

The following summarizes the Company's prepaid expenses and deposits outstanding as at December 31, 2016 and 2015:

	2016	2015

Deposit on research agreement (Note 11(d))	$54,770	$-
Other prepaid expenses	15,614	397

	$70,384	$397

  PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Note 4.    Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2014	$-	$-	$-
Additions	30,000	41,760	71,760
Balance, December 31, 2015	$30,000	$41,760	$71,760
Additions	-	33,421	33,421
Balance, December 31, 2016	$30,000	$75,181	$105,181

Accumulated amortization
Balance, December 31, 2014	$-	$-	$-
Amortization	1,500	-	1,500
Balance, December 31, 2015	$1,500	$-	$1,500
Amortization	3,000	-	3,000
Balance, December 31, 2016	$4,500	$-	$4,500

Net carrying amounts
December 31, 2015	$28,500	$41,760	$70,260
December 31, 2016	$25,500	$75,181	$100,681

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the year ended December 31, 2016, the Company recorded $3,000 (2015 - $1,500) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $37,765 in direct costs relating to the Patent Application Rights, $31,005 of which were incurred during the year ended December 31, 2016.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

During the year ended December 31, 2016, the Company entered into a Universal Assignment with Grant Young for the assignment of his ownership of certain new and useful improvements in an invention entitled "Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells" (the "New Patent Application Rights").  In exchange for the New Patent Application Rights, the Company agreed to pay $1 (paid).  The Company incurred $2,415 in direct costs relating to the New Patent Application Rights.

No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to December 31, 2016.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

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

Credit Facility

On June 16, 2016, the Company executed a line of credit arrangement for an amount of up to $250,000 with Pleasants County Bank, West Virginia.  Pursuant to the terms of the line of credit, interest will accrue on the amount of credit outstanding at a rate of 1.5% above the prime rate adjusted monthly.  The Company's President and CEO pledged personal assets to secure the line of credit and the Company pledged its patent rights in the provisional patent application numbered 62287857, dated January 21, 2016, "Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells". As at December 31, 2016, the balance outstanding was $nil.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Note 6.  Common Shares Issued for Services

During the year ended December 31, 2016 and 2015, the Company issued shares of common stock for services and other value rendered as follows:

2016	Number of Shares	Value per Share	Total

March 2016	100,000	$0.07	$7,000
	100,000		$7,000

2015	Number of Shares	Value per Share	Total

February 2015	1,000,000	$0.04	$40,000
June 2015	100,000	0.07	7,000
September 2015	100,000	0.07	7,000
September 2015	300,000	0.05	15,000
December 2015	100,000	0.07	7,000
December 2015	2,000,000	0.05	100,000
	3,600,000		$176,000

Note 7.  Stock Options

On December 30, 2016, the Board of Directors of the Company adopted the 2017 Stock Option and Stock Bonus Plan (the "2017 Plan").  The Board of Directors adopted the 2017 Plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

The aggregate number of shares that may be issued under the 2017 Plan is 30,000,000 shares subject to adjustment as provided therein.  The 2017 Plan includes two types of options.  Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as incentive options.  Options which are not intended to qualify as incentive options are referred to as non-qualified options.

As of December 31, 2016, no options or shares of common stock have been granted under the 2017 Plan.

The 2017 Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors.  In addition to determining who will be granted options or stock bonuses, the committee has the authority and discretion to determine when options and bonuses will be granted and the number of options and bonuses to be granted.  The committee also may determine a vesting and/or forfeiture schedule for bonuses and/or options granted, the time or times when each option becomes exercisable, the duration of the exercise period for options and the form or forms of the agreements, certificates or other instruments evidencing grants made under the 2017 Plan.  The committee may determine the purchase price of the shares of common stock covered by each option and determine the fair market value per share.  The committee also may impose additional conditions or restrictions not inconsistent with the provisions of the 2017 Plan.  The committee may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the 2017 Plan.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Note 7.  Stock Options (cont'd)

The committee also has the power to interpret the 2017 Plan, and the provisions in the instruments evidencing grants made under it, and is empowered to make all other determinations deemed necessary or advisable for the administration of it.

Participants in the 2017 Plan may be selected by the committee from employees, officers, consultants and advisors (including board members) of ProtoKinetix.  The committee may take into account the duties of persons selected, their present and potential contributions to the success of ProtoKinetix and such other considerations as the committee deems relevant to the purposes of the 2017 Plan.

In the event that a change, such as a stock split, is made in the Company's capitalization which results in an exchange or other adjustment of each share of common stock for or into a greater or lesser number of shares, appropriate adjustments will be made to unvested bonuses and in the exercise price and in the number of shares subject to each outstanding option.  The committee also may make provisions for adjusting the number of bonuses or underlying outstanding options in the event the Company effects one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of its outstanding common stock.  Options and bonuses may provide that in the event of the dissolution or liquidation of the Company, a corporate separation or division or the merger or consolidation of the Company, the holder may exercise the option on such terms as it may have been exercised immediately prior to such dissolution, corporate separation or division or merger or consolidation; or in the alternative, the committee may provide that each option granted under the 2017 Plan shall terminate as of a date fixed by the committee.

The exercise price of any option granted under the 2017 Plan must be no less than 100% of the "fair market value" of the Company's common stock on the date of grant.  Any incentive stock option granted under the 2017 Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant.

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

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2014	-	-	-

Options granted	14,600,000	0.05	0.03
Outstanding, December 31, 2015	14,600,000	0.05	0.03
Options granted	15,300,000	0.08	0.05
Options expired	(1,000,000)	0.10	0.03
Outstanding, December 31, 2016	28,900,000	0.06	0.04	2.66

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Note 7.  Stock Options (cont'd)

All stock options granted during the year ended December 31, 2016 were issued pursuant to the Company's 2015 Stock Option and Stock Bonus Plan, except for the extension of the option expiration date for the option granted to the Company's CFO for 2,000,000 stock options vesting only upon a change in control.

The fair values of the stock options granted during the year ended December 31, 2016 and 2015 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	December 31, 2015	December 31, 2016
Risk-free interest rate	0.90%	0.55%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	4.50 years	3.71 years

The following non-qualified stock options were outstanding and exercisable at December 31, 2016:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
February 25, 2020	0.04	2,000,000	-
February 24, 2018	0.05	1,000,000	1,000,000
February 25, 2020	0.04	4,000,000	4,000,000
February 28, 2020	0.04	5,000,000	5,000,000
June 30, 2017	0.10	1,000,000	1,000,000
June 30, 2018	0.10	600,000	600,000
December 31, 2019	0.08	15,000,000	15,000,000
October 5, 2018	0.08	300,000	300,000
		28,900,000	26,900,000

As at December 31, 2016, the aggregate intrinsic value of the Company's stock options is $110,000 (December 31, 2015 – $350,000). The weighted average fair value of stock options granted during the year ended December 31, 2016 is $0.05 (2015 - $0.05), and the weighted average exercise price of exercisable stock options is $0.07 (2015 - $0.05).

Note 8.  Warrants

Warrant transactions are summarized as follows:

Balance, December 31, 2014	5,200,000	$0.09
Issued	11,000,000	0.07
Expired	(2,500,000)	0.05
Exercised	(5,000,000)	0.04
Balance, December 31, 2015	8,700,000	$0.11
Expired	(2,200,000)	0.10
Balance, December 31, 2016	6,500,000	$0.11

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Note 8.  Warrants (cont'd)

The following warrants were outstanding and exercisable as at December 31, 2016:

Number of Warrants	Exercise Price ($)	Expiry Date
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
6,500,000

Note 9.  Stockholders' Equity

The Company is authorized to issue 400,000,000 (December 31, 2015 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2016 (December 31, 2015 - $nil).

During the year ended December, 2016, the Company:

a)	Issued 100,000 shares of common stock with a fair value of $7,000 ($0.07 per share) pursuant to a consulting agreement.

b)	Issued 4,150,000 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.04 per share for gross proceeds of $166,000.
c)	Issued 5,350,000 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.04 per share for gross proceeds of $214,000.
d)	Issued 5,250,000 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.04 per share for gross proceeds of $210,000.
e)	Issued 6,500,000 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.04 for gross proceeds of $260,000.

During the year ended December 31, 2015, the Company:

a)	Issued 1,000,000 shares of common stock with a fair value of $40,000 ($0.04 per share) pursuant to a directorship agreement entered into on February 25, 2015 (Note 10).

b)	Issued 3,840,000 shares of common stock with a fair value of $192,000 ($0.05 per share) pursuant to a settlement agreement completed on March 2, 2015 with a convertible note holder (Note 5).

c)
Issued 15,000,000 shares of common stock at $0.025 per share pursuant to a stock subscription agreement with the Company's President and CEO. The proceeds of $375,000 were offset by $150,000 owing to the President and CEO as previously included in accounts payable and accrued liabilities and $20,000 owing in short-term loans. The remaining proceeds of $205,000 were received in cash during the year ended December 31, 2015.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Note 9.  Stockholders' Equity (cont'd)

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

k)	Issued 300,000 shares of common stock with a fair value of $21,000 ($0.07 per share) pursuant to a consulting agreement entered into on March 1, 2015 (Note 11).

l)	Issued 1,250,000 shares of the Company's common stock at an adjusted conversion price of $0.08 per share on conversion of a promissory note (Note 5).

m)	Issued 625,000 shares of common stock at $0.04 per share for gross proceeds of $25,000 pursuant to a stock subscription agreement with the Company's President and CEO.

n)	Issued 300,000 shares of common stock with a fair value of $15,000 ($0.05 per share) pursuant to a settlement agreement entered into on September 29, 2015 for services and other value received.

o)
Issued 5,000,000 units at $0.04 per unit or gross proceeds of $200,000.  Each unit is comprised of one share of common stock and one share purchase warrant exercisable at a price of $0.04 until December 28, 2015.

p)	Issued 1,562,500 shares of common stock at $0.08 per share for gross proceeds of $125,000 pursuant to a private placement offering.

q)	Issued 5,000,000 shares of common stock at $0.04 per share or gross proceeds of $200,000 upon the exercise of warrants.

r)	Issued 2,000,000 shares of common stock with a fair value of $100,000 ($0.05 per share) as a bonus to the Company's President and CEO (Note 10).

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Note 10. Related Party Transactions and Balances

During the year ended December 31, 2016, the Company:

a)
Entered into a consulting agreement with an effective date of January 1, 2016 with the Company's President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2016. The agreement also stipulates a termination fee that would pay the Company's President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control.  In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of a sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement.  Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

b)
Entered into a consulting agreement with an effective date of January 1, 2016 with the Company's CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2016.  The agreement also stipulates a termination fee that would pay the Company's CFO $36,000 if terminated without cause or $72,000 upon termination due to a change of control event.  Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2016. A total of $72,000 was paid or accrued to the Company's CFO during the year ended December 31, 2016 and is included in professional fees.

c)
Entered into a directorship agreement with an effective date of January 1, 2016 with a director of the Company.  Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2016.

d)	Recognized $543,699 in share-based compensation associated with stock options granted to key management personnel.

During the year ended December 31, 2015, the Company:

a)
Entered into a directorship agreement effective February 25, 2015 with a newly appointed director of the Company. Pursuant to the agreement, the director was issued 1,000,000 shares of common stock as an engagement fee and was entitled to a compensatory service fee for legal services over and above a mandatory 10 hours per month requirement stipulated in the agreement. Service fees for the year ended December 31, 2015 totaled $12,747. The shares were issued at a total value of $40,000 ($0.04 per share). The director also received 1,000,000 stock options on signing (Note 7) exercisable into common shares of the Company until February 24, 2018 at a price of $0.05 per share.

The director resigned from the board but has been appointed to the Company's Business and Scientific Advisory Board as a consultant.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Note 10. Related Party Transactions and Balances (cont'd)

b)
Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company's President and CEO whereby he was compensated at a nominal amount of $1 for services through to December 31, 2015. The agreement also stipulated a termination fee that would pay the Company's President and CEO $100,000 if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 plus 2.5% of the aggregate transaction value of the change of control.

During the year ended December 31, 2015, the President and CEO was issued 2,000,000 shares of common stock with a total value of $100,000 ($0.05 per share) as a bonus issuance (Note 6).

c)
Entered into a consulting agreement dated March 30, 2015 (effective January 1, 2015) with the Company's CFO whereby she was compensated at a monthly fee of $4,000 for services through to December 31, 2018 ($4,000 per month for fiscal 2015, then increased by not less than 5% each year thereafter). Effective June 1, 2015, the monthly fee was increased to $4,200. A total of $49,400 was paid or accrued to the Company's CFO during the year ended December 31, 2015.

She was also entitled to 4,000,000 stock options (Note 7) exercisable into common shares of the Company until February 25, 2020 at a price of $0.04 per share. The options vested monthly in tranches of 400,000 over 10 months. She was also entitled to an additional 2,000,000 stock options exercisable for a period of 2 years at a price of $0.04 per share that will vest only upon a change in control. The expiration of these options was extended until February 25, 2020 during the year ended December 31, 2016.  If terminated without cause, the agreement also stipulates a termination fee that would pay the Company's CFO three times her monthly consulting fee in effect as of the date of termination or if terminated without cause after January 1, 2016, six times her monthly consulting fee in effect as of the date of termination. In the case of termination upon a change of control event, the termination fee would be equal to two times the amount that she would receive as if terminated without cause.

d)
Entered into a directorship agreement effective July 1, 2015 with a newly appointed director of the Company. Pursuant to the agreement, the director was issued 1,000,000 stock options on signing (Note 7) exercisable into common shares of the Company until June 30, 2017 at a price of $0.10 per share. The options vested in monthly installments of 166,666 options beginning July 31, 2015 with the final 166,670 options vesting on December 31, 2015.

e)	During the year ended December 31, 2015, the Company paid $10,000 in penalties associated with the revocation of the CTO on behalf of the Company's former President, CEO and CFO.

f)	Recognized $194,032 in share-based compensation associated with stock options granted to key management personnel.

As at December 31, 2016 and December 31, 2015, the following amounts are due to related parties:
		December 31, 2016	December 31, 2015
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$81	$327

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Note 11.   Commitments and Contingency

As at December 31, 2016, the Company has the following commitments:

a)
Entered into a royalty agreement with the Governors of the University of Alberta (the "University") whereby the University had developed certain intellectual property (the "Additional Patent Rights") in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Additional Patent Rights to the Company in return for 5% of any future gross revenues (the "Royalty") derived from products arising from the Patent Rights. The Company will have the right and option for two years from the earlier of September 1, 2015 or the first date that the University publishes its research related to the Additional Patent Rights to buy out all of the University's Royalty for consideration of the aggregate sum of CAD $5,000,000.

b)
Entered into a consulting agreement effective May 1, 2015, whereby the Company would pay the consultant $4,000 per month for an initial term of 1 year (and continued on a year-to-year basis thereafter unless otherwise terminated by either party with at least 30 days' notice) for providing research and development services.

c)
Entered into a consulting agreement effective March 1, 2015, whereby the company would pay the consultant $2,700 per month for an initial term of 1 year (and continued on a year-to-year basis thereafter unless otherwise terminated by either party with at least 30 days' notice) for providing public relations services.  The consultant was also entitled to 400,000 shares of common stock, which were issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement (100,000 shares issued during the year ended December 31, 2016 (Note 7)).

d)
Entered into a Collaborative Research Agreement (the "CREA") effective May 31, 2016 with The University of British Columbia ("UBC") for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, and will be required to pay an additional CAD $201,500 within 12 months from the effective date of the CREA in advance of services to be provided by UBC in the second year. The CREA can be terminated by either party with 30 days' written notice.  As at December 31, 2016, a total of $54,770 is included in prepaid expenses and deposits.

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Note 12.  Income Taxes

As a Nevada corporation, the Company is liable for taxes in the United States.  As of December 31, 2016, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements (December 31, 2015 – none).

The Company has tax losses of approximately $27,200,000 (2015 - $26,400,000) to reduce future taxable income.  The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $9,200,000 (2015 - $9,000,000).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.  The difference between the Company's statutory income tax rate of (34%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carryforwards.

Note 13. Subsequent Events

Subsequent to the year ended December 31, 2016, the Company:

a)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company's President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2017. The agreement also stipulates a termination fee that would pay the Company's President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control.  In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of a sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement.  Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share.  The options vest in equal instalments on a quarterly basis beginning March 31, 2017.

b)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company's CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2017.  The agreement also stipulates a termination fee that would pay the Company's CFO $72,000 per years of service (including the pro-rata amount for partial years of service) if terminated without cause or upon termination due to a change of control event.  Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share.  The options vest in equal instalments on a quarterly basis beginning March 31, 2017.

c)
Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.  Pursuant to the agreement, the consultant was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share.  The options vest in equal instalments on a quarterly basis beginning March 31, 2017.

d)
Entered into a directorship agreement with an effective date of January 1, 2017 with a director of the Company.  Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share.  The options vest in equal instalments on a quarterly basis beginning March 31, 2017.

e)
Entered into a consulting agreement for business development services effective January 1, 2017.  The consultant was granted 1,200,00 stock options exercisable into common shares of the Company at a price of $0.05 per share until December 31, 2020.  The options vest in equal instalments on a quarterly basis beginning March 31, 2017.

f)
Entered into stock subscription agreements whereby the Company will issue a total of 8,000,000 shares of common stock for gross proceeds of $320,000 ($0.04 per share) and includes the President and CEO as well as the CFO of the Company.