Form 10-Q
period 2017-06-30
ProtoKinetix, Inc.
filed 2017-08-08
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

As of August 8, 2017, there were 245,952,433 shares of ProtoKinetix, Incorporated that were issued and outstanding.

PROTOKINETIX, INCORPORATED
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheets	3

Unaudited Condensed Statements of Operations	4

Unaudited Condensed Statement of Stockholders’ Equity	5

Unaudited Condensed Statements of Cash Flows	6

Notes to Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosure	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	27

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$238,277	$371,029
Prepaid expenses and deposits (Notes 3 and 11)	142,500	70,384
Total current assets	380,777	441,413

Intangible assets (Note 4)	151,173	100,681

Total assets	$531,950	$542,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$5,369	$45,295
Total current liabilities	5,369	45,295
Stockholders' Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 245,952,433 and 237,952,433 shares issued and outstanding as at June 30, 2017 and December 31, 2016 respectively (Note 9)	1,316	1,273
Additional paid-in capital	29,852,293	29,115,795
Accumulated deficit	(29,327,028)	(28,620,269)
Total stockholders’ equity	526,581	496,799
Total liabilities and stockholders’ equity	$531,950	$542,094

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 11)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Six Months Ended June 30, 2017 and 2016

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$1,500	$1,500
General and administrative	29,804	29,503	61,937	50,934
Professional fees (Note 10)	24,322	41,806	67,274	108,313
Research and development	86,235	108,481	155,273	180,132
Share-based compensation (Note 10)	186,025	190,244	416,541	374,763

	(327,136)	(370,784)	(702,525)	(715,642)

OTHER ITEM
Foreign exchange loss	(4,259)	(2,169)	(4,234)	(2,166)

Net loss for the period	$(331,395)	$(372,953)	$(706,759)	$(717,808)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	245,952,433	217,340,895	228,044,331	216,988,147

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
For the Period from December 31, 2016 to June 30, 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2016	237,952,433	$1,273	$29,115,795	$(28,620,269)	$496,799

Issuance of common stock pursuant to private placement offering	8,000,000	43	319,957	-	320,000

Fair value of compensatory options issued	-	-	416,541	-	416,541

Net loss for the period	-	-	-	(706,759)	(706,759)

Balance, June 30, 2017	245,952,433	$1,316	$29,852,293	$(29,327,028)	$526,581

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2017 and 2016

	Six Months ended June 30, 2017	Six Months ended June 30, 2016

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(706,759)	$(717,808)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	1,500	1,500
Issuance and amortization of common stock for services	-	7,000
Fair value of compensatory options granted	416,541	374,763

Changes in operating assets and liabilities:
Prepaid expenses and deposits	(87,730)	(154,198)
Accounts payable and accrued liabilities	(36,295)	66,722

Net cash used in operating activities	(412,743)	(422,021)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(40,009)	(6,538)

Net cash used in investing activities	(40,009)	(6,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	320,000	166,000

Net cash from financing activities	320,000	166,000

Net change in cash	(132,752)	(262,559)

Cash, beginning of period	371,029	371,072

Cash, end of period	$238,277	$108,513

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued for consulting services	$-	$7,000
Intangible asset costs previously included in accounts payable and accrued liabilities	3,631	-
Intangible asset costs previously included in prepaid expenses and deposits	15,614	-

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2017

Note 1.  Basis of Presentation – Going Concern Uncertainties

ProtoKinetix, Incorporated (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

The Company is currently researching the benefits and feasibility of synthesized Antifreeze Glycoproteins (“AFGP”) or anti-aging glycoproteins, trademarked AAGP™.  During the year ended December 31, 2015, the Company acquired certain patents and rights for cash consideration of $30,000 (25,000 Euros), as well as additional patent applications for cash consideration of $10,000 and 6,000,000 share purchase warrants with a fair value of $25,000 (Note 4).

During the year ended December 31, 2016, the Company filed Form 51-105F1 – Notice – OTC Issuer Ceases to be an OTC Reporting Issuer with the British Columbia Securities Commission (“BCSC”).

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2017.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, filed February 21, 2017, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2017

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

Level 1 inputs are used to measure cash. At June 30, 2017 there were no other assets or liabilities subject to additional disclosure.

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
June 30, 2017

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

As at June 30, 2017, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at June 30, 2017.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 44,100,000 stock options (June 30, 2016 – 28,600,000), and 6,500,000 warrants (June 30, 2016 – 6,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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
June 30, 2017

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessment of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The requirement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Accounting Standards Update 2015-17 – Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This accounting pronouncement requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Currently deferred tax liabilities and assets must be presented as current and noncurrent. The policy was effective for periods ending after December 16, 2016. The adoption of this guidance did not have a material impact on the Company’s financial statements.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2017

Note 2. Summary of Significant Accounting Policies (cont’d)

Recent Accounting Pronouncements (cont’d)

Accounting Standards Update 2016-09 – Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This accounting pronouncement, which goes into effect for periods ending after December 16, 2016, addresses the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Note 3.   Prepaid Expenses and Deposits

The following summarizes the Company’s prepaid expenses and deposits outstanding as at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Deposit on research agreement (Note 11(c))	$134,370	$54,770
Other prepaid expenses	8,130	15,614

	$142,500	$70,384

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2017

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2015	$30,000	$41,760	$71,760
Additions	-	33,421	33,421
Balance, December 31, 2016	$30,000	$75,181	$105,181
Additions	-	51,992	51,992
Balance, June 30, 2017	$30,000	$127,173	$157,173

Accumulated amortization
Balance, December 31, 2015	$1,500	$-	$1,500
Amortization	3,000	-	3,000
Balance, December 31, 2016	$4,500	$-	$4,500
Amortization	1,500	-	1,500
Balance, June 30, 2017	$6,000	$-	$6,000

Net carrying amounts
December 31, 2016	$25,500	$75,181	$100,681
June 30, 2017	$24,000	$127,173	$151,173

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the six month period ended June 30, 2017, the Company recorded $1,500 (June 30, 2016 - $1,500) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $78,692 in direct costs relating to the Patent Application Rights, $40,922 of which were incurred during the six month period ended June 30, 2017.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2017

Note 4.   Intangible Assets (cont’d)

During the year ended December 31, 2016, the Company entered into a Universal Assignment with Grant Young for the assignment of his ownership of certain new and useful improvements in an invention entitled “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells” (the “New Patent Application Rights”).  In exchange for the New Patent Application Rights, the Company agreed to pay $1 (paid).  The Company has incurred $13,481 in direct costs relating to the New Patent Application Rights, $11,065 of which were incurred during the six month period ended June 30, 2017.

No amortization was recorded on the Patent Application Rights to June 30, 2017.

Note 5.  Credit Facility

On June 16, 2016, the Company executed a line of credit arrangement for an amount of up to $250,000 with Pleasants County Bank, West Virginia.  Pursuant to the terms of the line of credit, interest will accrue on the amount of credit outstanding at a rate of 1.5% above the prime rate adjusted monthly.  The Company’s President and CEO pledged personal assets to secure the line of credit and the Company pledged its patent rights in the provisional patent application numbered 62287857, dated January 21, 2016, “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells”. As at March 31, 2017 and December 31, 2016, the balance outstanding was $nil.  As of June 30, 2017 the line of credit was canceled and the pledged assets were released.

Note 6.  Common Shares Issued for Services

During the six month periods ended June 30, 2017 and 2016, the Company issued shares of common stock for services and other value rendered as follows:

2017	Number of Shares	Value per Share	Total

January - June 2017	-	$-	$-
	-		$-

2016	Number of Shares	Value per Share	Total

March 2016	100,000	$0.07	$7,000
	100,000		$7,000

Note 7.  Stock Options

On December 30, 2016, the Board of Directors of the Company adopted the 2017 Stock Option and Stock Bonus Plan (the “2017 Plan”).  The Board of Directors adopted the 2017 Plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2017

Note 7.  Stock Options (cont’d)

As of June 30, 2017, 16,200,000 options and no shares of common stock have been granted under the 2017 Plan.

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

The exercise price of any option granted under the 2017 Plan must be no less than 100% of the “fair market value” of the Company’s common stock on the date of grant.  The exercise period of any option shall not exceed ten years from the date of grant of the option. Any incentive stock option granted under the 2017 Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant and the term shall be for no more than five years.

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2016	28,900,000	0.06	0.04
Options granted	16,200,000	0.05	0.06
Options expired	(1,000,000)	0.10	0.03
Outstanding, June 30, 2017	44,100,000	0.06	0.05	2.72

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2017

Note 7.  Stock Options (cont’d)

The fair values of the stock options granted during the six month periods ended June 30, 2017 and 2016 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	June 30, 2017	June 30, 2016
Risk-free interest rate	1.05%	0.56%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	3.46 years	3.94 years

The following non-qualified stock options were outstanding and exercisable at June 30, 2017:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
			$
February 25, 2020	0.04	2,000,000	-
February 24, 2018	0.05	1,000,000	1,000,000
February 25, 2020	0.04	4,000,000	4,000,000
February 28, 2020	0.04	5,000,000	5,000,000
June 30, 2018	0.10	600,000	600,000
December 31, 2019	0.08	15,000,000	15,000,000
October 05, 2018	0.08	300,000	300,000
December 31, 2020	0.05	16,200,000	8,100,000
		44,100,000	34,000,000

As at June 30, 2017, the aggregate intrinsic value of the Company’s stock options is $674,000 (December 31, 2016 – $110,000). The weighted average fair value of stock options granted during the six month period ended June 30, 2017 is $0.06 (2016 - $0.05).

Note 8.  Warrants

Warrant transactions for the six month period ended June 30, 2017 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2016 and June 30, 2017	6,500,000	$0.11

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2017

Note 8.  Warrants (cont’d)

The following warrants were outstanding and exercisable as at June 30, 2017:

Number of Warrants	Exercise Price ($)	Expiry Date
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
6,500,000

Note 9.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2016 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2017 (December 31, 2016 - $nil).

During the six month period ended June 30, 2017, the Company:

a)	Issued 8,000,000 shares of common stock to investors (which included both the President and CEO as well as the CFO of the Company) at $0.04 for gross proceeds of $320,000.

Note 10. Related Party Transactions and Balances

During the six month period ended June 30, 2016, the Company:

a)
Entered into a consulting agreement with an effective date of January 1, 2016 with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2016. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control.  In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of an Application Sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement.  Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options are fully vested as at June 30, 2017.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2017

Note 10. Related Party Transactions and Balances (cont’d)

b)
Entered into a consulting agreement with an effective date of January 1, 2016 with the Company’s CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2016.  The agreement also stipulates a termination fee that would pay the Company’s CFO $36,000 if terminated without cause or $72,000 upon termination due to a change of control event.  Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options are fully vested as at June 30, 2017.  A total of $36,000 was paid to the Company’s CFO during the period ended June 30, 2016.

c)
Entered into a directorship agreement with an effective date of January 1, 2016 with a director of the Company. Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7). The options are fully vested as at June 30, 2017.

d)	Recognized $271,850 in share-based compensation associated with stock options granted to key management personnel.

During the six months ended June 30, 2017, the Company:

a)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2017. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control.  In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of a sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement.  Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2017.

b)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company’s CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2017.  The agreement also stipulates a termination fee that would pay the Company’s CFO $72,000 per year of service (including the pro-rata amount for partial years of service) if terminated without cause or upon termination due to a change of control event.  Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2017.  A total of $36,000 was paid to the Company’s CFO during the period ended June 30, 2017.

c)
Entered into a directorship agreement with an effective date of January 1, 2017 with a director of the Company.  Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2017.

d)	Recognized $198,274 in share-based compensation associated with stock options granted to key management personnel.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2017

Note 10. Related Party Transactions and Balances (cont’d)

As at June 30, 2017 and December 31, 2016, the following amounts are due to related parties:

		June 30, 2017	December 31, 2016
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$-	$81

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand.

Note 11.   Commitments and Contingency

As at June 30, 2017, the Company has the following commitments:

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

c)
Entered into a Collaborative Research Agreement (the “CREA”) effective May 31, 2016 with The University of British Columbia (“UBC”) for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, and paid an additional CAD $201,500 ($146,585) during the six month period ended June 30, 2017, in advance of services to be provided by UBC in the second year. The CREA can be terminated by either party with 30 days’ written notice.  As at June 30, 2017, a total of $134,370 is included in prepaid expenses and deposits (December 31, 2016 - $54,770).

d)
Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $2,700 per month for an initial term of 1 year, continued on a year-to-year basis thereafter unless otherwise terminated by either party with at least 30 days’ notice, for providing public relations services. The consultant is also entitled to 400,000 shares of common stock, which will be issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement (200,000 shares issued during the six month period ended June 30, 2016 (Note 6)). The consultant was also issued 1,000,000 stock options on signing during the year ended December 31, 2015, with each stock option exercisable into a common share at a price of $0.10. The stock options expired March 12, 2016.

PROTOKINETIX, INCORPORATED
(A Developmental Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2017

Note 11.   Commitments and Contingency (cont’d)

e)
Entered into a royalty agreement with the Governors of the University of Alberta (the “University”) whereby the University had developed certain intellectual property (the “Additional Patent Rights”) in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Additional Patent Rights to the Company in return for 5% of any future gross revenues (the “Royalty”) derived from products arising from the Patent Rights. The Company will have the right and option for two years from the earlier of September 1, 2015 or the first date that the University publishes its research related to the Additional Patent Rights to buy out all of the University’s Royalty for consideration of the aggregate sum of CAD $5,000,000.

f)
Entered into a consulting agreement effective May 1, 2015, whereby the Company would pay the consultant $4,000 per month for an initial term of 1 year, continued on a year-to-year basis thereafter unless otherwise terminated by either party with at least 30 days’ notice  for providing research and development services.  During the six month period ended June 30, 2017 the contract was revised whereby the Company would pay the consultant CAD $4,000 per month retroactively beginning January 1, 2017.  As a result of the revision, an amount of $8,130 is included within prepaid expenses as at June 30, 2017 and will be applied towards future services.

g)
Entered into a Material Transfer Agreement effective March 31, 2017 with Proactive Immune Sciences Corporation (“Proactive”) for a term of 1 year.  The Company will furnish AAGP™ at no cost to Proactive so that they may test and evaluate AAGP™ for possible use in Immune Cell Banking.

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

The following discussion provides information regarding the results of operations for the six month period ended June 30, 2017 and 2016, and our financial condition, liquidity and capital resources as of June 30, 2017, and December 31, 2016.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Six Months Ended
	June 30,
	2017	2016
Revenues	$-	$-
Cost of Sales	-	-
Gross (Loss) Profit	-	-
Operating Expenses
Amortization-Intangible Assets	$1,500	$1,500
General and Administrative	61,937	50,934
Professional Fees	67,274	66,507
Research and Development	155,273	180,132
Share-Based Compensation	416,541	374,763
Total Operating Expenses	702,525	715,642
Loss from Operations	(702,525)	(715,642)

Other Income
Foreign Exchange Loss	(4,234)	(2,166)
Total Other Income	(4,234)	(2,166)
Net Loss	$(706,759)	(717,808)

Revenues
We had no revenues for the six month periods ended June 30, 2017 and 2016.

Gross Profit and Expenses
The Company’s net loss was $706,759 for the six month period ended June 30, 2017 compared to $717,808 for the six month period ended June 30, 2016.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior six month period ended June 30, 2016 include:

•
General and administrative expenses increased by $11,003 from $50,934 to $61,937 primarily as a result of an increase in advertising and promotion as well as an increase in travel expenses associated with the commencement of clinical trials.

•	Professional fees increased by $767 from $66,507 to $67,274 primarily as a result of a slight increase in legal fees associated with company operations.
•
Research and development decreased by $24,859 from $180,132 to $155,273 primarily as a result of completion of needed testing for inclusion in the Investigational Testing Authorization Application to Health Canada by the Governors of the University of Alberta.

•	Share-based compensation increased by $41,778 from $374,763 to $416,541 primarily as a result of an increase in stock option valuation for the current quarter.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Cash	$238,277	$371,029

Working Capital	$375,408	$396,118

At June 30, 2017, we had $238,277 in cash and $380,777 in total current assets.  As of June 30, 2017 we had a working capital position of $375,408.  Based upon our working capital equity as of June 30, 2017, we require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $9,278 from $422,021 to $412,743 for the six months ended June 30, 2016 and 2017, respectively.  This decrease was predominantly due to a decrease in payments made to the Company’s vendors.

Net Cash Used in Investing Activities

Net cash used in investing activities was $40,009 for the six month period ended June 30, 2017 while the Company had net cash used in investing activities of $6,538 for the comparative period.  The difference is attributable to an increase in the purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $154,000 from $166,000 to $320,000 for the six months ended June 30, 2016 and 2017, respectively due to an increase in private placements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.  The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern. In spite of the fact that the current cash obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate. We intend to fund the Company and attempt to meet corporate obligations by selling common stock.  However, the Company’s common stock is at a low price and is not actively traded.

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

Share-Based Compensation

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the “Plan”).  The Company has granted warrants and options to purchase shares of the Company’s common stock to various parties for consulting services outside of the Plan, and beginning July 1, 2015 and ending December 31, 2016 pursuant to the Plan.  On December 30, 2016, the Board of Directors of the Company adopted the 2017 Stock Option and Stock Bonus Plan (the “2017 Plan”). During the six month period ended June 30, 2017, the Company granted options pursuant to the 2017 Plan.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2017.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of June 30, 2017 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than reported in the Company’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2017, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than previously reported, there have been no unregistered sales of equity securities during the six month period ended June 30, 2017.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Effective June 30, 2017, the Company into a Material Transfer Agreement with Proactive Immune Sciences Corporation (“Proactive”) for a term of one year.  The Company will furnish AAGP™ at no cost to Proactive so that they may test and evaluate AAGP™ for possible use in Immune Cell Banking.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
4.2	2017 Stock Option and Stock Bonus Plan[7]
10.1	Assignment of Patents and Patent Application between the Company and Institut National des Sciences Appliquées de Rouen dated January 5, 2015[3]
10.2	Settlement and Indemnity Agreement by and between the Company and Standard Bankcorp Inc. and Mark Ralston dated March 2, 2015[3]
10.3	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[3]
10.4	Technology Transfer Agreement between the Company and Grant Young, dated April 22, 2015[4]
10.5	ITR Master Contract between the Company and ITR Laboratories Canada Inc., dated April 19, 2016[8]
10.6	Universal Agreement between the Company and Grant Young, dated May 20, 2016[9]
10.7	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016[9]
10.8	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016[7]
10.9	Consulting Agreement between the Company and Susan M. Woodward, dated December 30, 2016[7]
10.10	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016[7]
14.1	Code of Ethics[6]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015 with the SEC.
5.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2016 with the SEC.
6.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 13, 2006 with the SEC.
7.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016 with the SEC.
9.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2017	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Susan M. Woodward
Susan M. Woodward
Chief Financial Officer