Form 10-Q
period 2017-09-30
ProtoKinetix, Inc.
filed 2017-11-13
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR
☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number:

PROTOKINETIX, INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

412 Mulberry St.
Marietta, Ohio 45750
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

As of November 13, 2017, there were 250,352,433 shares of ProtoKinetix, Incorporated that were issued and outstanding.

PROTOKINETIX, INCORPORATED
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheets	3

Unaudited Condensed Statements of Operations	4

Unaudited Condensed Statement of Stockholders’ Equity	5

Unaudited Condensed Statements of Cash Flows	6

Notes to Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosure	26

Item 5. Other Information	26

Item 6. Exhibits	27

Signatures	28

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$386,142	$371,029
Prepaid expenses and deposits (Notes 3 and 11)	97,723	70,384
Total current assets	483,865	441,413

Intangible assets (Note 4)	153,778	100,681

Total assets	$637,643	$542,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$19,818	$45,295
Total current liabilities	19,818	45,295
Stockholders' Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 250,352,433 and 237,952,433 shares issued and outstanding as at September 30, 2017 and December 31, 2016 respectively (Note 9)	1,339	1,273
Additional paid-in capital	30,242,806	29,115,795
Accumulated deficit	(29,626,320)	(28,620,269)
Total stockholders’ equity	617,825	496,799
Total liabilities and stockholders’ equity	$637,643	$542,094

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 11)
Subsequent Events (Note 12)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Nine Months Ended September 30, 2017 and 2016

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$2,250	$2,250
General and administrative	12,500	17,341	74,437	70,441
Professional fees (Note 10)	42,549	39,664	109,823	147,977
Research and development	72,857	174,957	228,130	355,089
Share-based compensation (Note 10)	170,536	199,365	587,077	574,128

	(299,192)	(432,077)	(1,001,717)	(1,149,885)

OTHER ITEM
Foreign exchange loss	(100)	-	(4,334)	-
Net loss for the period	$(299,292)	$(432,077)	$(1,006,051)	$(1,149,885)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	247,148,085	222,088,754	245,315,070	219,242,214

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
For the Period from December 31, 2016 to September 30, 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2016	237,952,433	$1,273	$29,115,795	$(28,620,269)	$496,799

Issuance of common stock pursuant to private placement offering	8,000,000	43	319,957	-	320,000

Fair value of compensatory options issued	-	-	587,077	-	587,077

Issuance of common stock pursuant to private placement offering	4,400,000	23	219,977	-	220,000

Net loss for the period	-	-	-	(1,006,051)	(1,006,051)

Balance, September 30, 2017	250,352,433	$1,339	$30,242,806	$(29,626,320)	$617,825

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2017 and 2016

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(1,006,051)	$(1,149,885)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	2,250	2,250
Issuance and amortization of common stock for services	-	7,000
Fair value of compensatory options granted	587,077	574,128

Changes in operating assets and liabilities:
Accounts receivable	-	8,023
Prepaid expenses and deposits	(42,953)	(91,032)
Accounts payable and accrued liabilities	(25,034)	(5,002)

Net cash used in operating activities	(484,711)	(654,518)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(40,176)	(7,589)

Net cash used in investing activities	(40,176)	(7,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	540,000	380,000

Net cash from financing activities	540,000	380,000

Net change in cash	15,113	(282,107)

Cash, beginning of period	371,029	371,072

Cash, end of period	$386,142	$88,965

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued for consulting services	$-	$7,000
Intangible asset costs previously included in accounts payable and accrued liabilities	3,631	-
Intangible asset costs previously included in prepaid expenses and deposits	15,614	-
Intangible asset costs included in accounts payable and accrued liabilities	3,188	-

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 1.  Basis of Presentation – Going Concern Uncertainties

ProtoKinetix, Incorporated (the “Company”), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

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

During the year ended December 31, 2016, the Company filed Form 51-105F1 – Notice – OTC Issuer Ceases to be an OTC Reporting Issuer with the British Columbia Securities Commission.

The Company's financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2017.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, filed February 21, 2017, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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

Level 1 inputs are used to measure cash. At September 30, 2017 there were no other assets or liabilities subject to additional disclosure.

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
September 30, 2017
(Unaudited)

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

As at September 30, 2017, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at September 30, 2017.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 55,100,000 stock options (September 30, 2016 – 28,600,000) and 6,500,000 warrants (September 30, 2016 – 6,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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
September 30, 2017
(Unaudited)

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
September 30, 2017
(Unaudited)

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

Note 3.   Prepaid Expenses and Deposits

The following summarizes the Company’s prepaid expenses and deposits outstanding as at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Deposit on research agreement (Note 11(c))	$97,723	$54,770
Other prepaid expenses	-	15,614

	$97,723	$70,384

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 4.  Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2015	$30,000	$41,760	$71,760
Additions	-	33,421	33,421
Balance, December 31, 2016	$30,000	$75,181	$105,181
Additions	-	55,347	55,347
Balance, September 30, 2017	$30,000	$130,528	$160,528

Accumulated amortization
Balance, December 31, 2015	$1,500	$-	$1,500
Amortization	3,000	-	3,000
Balance, December 31, 2016	$4,500	$-	$4,500
Amortization	2,250	-	2,250
Balance, September 30, 2017	$6,750	$-	$6,750

Net carrying amounts
December 31, 2016	$25,500	$75,181	$100,681
September 30, 2017	$23,250	$130,528	$153,778

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the nine month period ended September 30, 2017, the Company recorded $2,250 (September 30, 2016 - $2,250) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $82,047 in direct costs relating to the Patent Application Rights, $44,277 of which were incurred during the nine month period ended September 30, 2017.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 4.  Intangible Assets (cont’d)

During the year ended December 31, 2016, the Company entered into a Universal Assignment with Grant Young for the assignment of his ownership of certain new and useful improvements in an invention entitled “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells” (the “New Patent Application Rights”).  In exchange for the New Patent Application Rights, the Company agreed to pay $1 (paid).  The Company has incurred $13,481 in direct costs relating to the New Patent Application Rights, $11,065 of which were incurred during the nine month period ended September 30, 2017.

No amortization was recorded on the Patent Application Rights to September 30, 2017.

Note 5.  Credit Facility

On June 16, 2016, the Company executed a line of credit arrangement for an amount of up to $250,000 with Pleasants County Bank, West Virginia.  Pursuant to the terms of the line of credit, interest will accrue on the amount of credit outstanding at a rate of 1.5% above the prime rate adjusted monthly.  The Company’s President and CEO pledged personal assets to secure the line of credit and the Company pledged its patent rights in the provisional patent application numbered 62287857, dated January 21, 2016, “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells”. As at  December 31, 2016, the balance outstanding was $nil.  As of September 30, 2017, the line of credit was canceled and the pledged assets were released.

Note 6.  Common Shares Issued for Services

During the nine month periods ended September 30, 2017 and 2016, the Company issued shares of common stock for services and other value rendered as follows:

2017	Number of Shares	Value per Share	Total

January - September 2017	-	$-	$-
	-		$-

2016	Number of Shares	Value per Share	Total

March 2016	100,000	$0.07	$7,000
	100,000		$7,000

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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 7.  Stock Options (cont’d)

As of September 30, 2017, 27,200,000 options and no shares of common stock have been granted under the 2017 Plan.

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

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2016	28,900,000	0.06	0.04
Options granted	27,200,000	0.05	0.03
Options expired	(1,000,000)	0.10	0.03
Outstanding, September 30, 2017	55,100,000	0.06	0.04	2.77

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 7.  Stock Options (cont’d)

The fair values of the stock options granted during the nine month periods ended June 30, 2017 and 2016 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	September 30, 2017	September 30, 2016
Risk-free interest rate	1.05%	0.56%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	3.46 years	3.94 years

The following non-qualified stock options were outstanding and exercisable at September 30, 2017:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
February 25, 2020	0.04	2,000,000	-
February 24, 2018	0.05	1,000,000	1,000,000
February 25, 2020	0.04	4,000,000	4,000,000
February 28, 2020	0.04	5,000,000	5,000,000
June 30, 2018	0.10	600,000	600,000
December 31, 2019	0.08	15,000,000	15,000,000
October 05, 2018	0.08	300,000	300,000
December 31, 2020	0.05	16,200,000	12,150,000
August 31, 2021	0.06	11,000,000	-
		55,100,000	38,050,000

As at September 30, 2017, the aggregate intrinsic value of the Company’s stock options is $392,000 (December 31, 2016 – $110,000). The weighted average fair value of stock options granted during the nine month period ended September 30, 2017 is $0.03 (2016 - $0.05).

Note 8.  Warrants

Warrant transactions for the nine month period ended September 30, 2017 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2016 and September 30, 2017	6,500,000	$0.11

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 8.  Warrants (cont’d)

The following warrants were outstanding and exercisable as at September 30, 2017:

Number of Warrants	Exercise Price ($)	Expiry Date
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
6,500,000

Note 9.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2016 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2017 (December 31, 2016 - $nil).

During the nine month period ended September 30, 2017, the Company:

a)	Issued 8,000,000 shares of common stock to investors (which included both the President and CEO as well as the CFO of the Company) at $0.04 for gross proceeds of $320,000.

b)	Issued 4,400,000 shares of common stock to investors at $0.05 for gross proceeds of $220,000.

Note 10. Related Party Transactions and Balances

During the nine month period ended September 30, 2016, the Company:

a)
Entered into a consulting agreement with an effective date of January 1, 2016 with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2016. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control.  In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of an Application Sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement.  Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options are fully vested as at September 30, 2017.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 10. Related Party Transactions and Balances (cont’d)

b)
Entered into a consulting agreement with an effective date of January 1, 2016 with the Company’s CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2016.  The agreement also stipulates a termination fee that would pay the Company’s CFO $36,000 if terminated without cause or $72,000 upon termination due to a change of control event.  Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7).  The options are fully vested as at September 30, 2017.  A total of $54,000 was paid to the Company’s CFO during the nine month period ended September 30, 2016 and is included in professional fees.

c)
Entered into a directorship agreement with an effective date of January 1, 2016 with a director of the Company. Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2019 at a price of $0.08 per share (Note 7). The options are fully vested as at September 30, 2017.

d)	Recognized $407,780 in share-based compensation associated with stock options granted to key management personnel.

During the nine months ended September, 30, 2017, the Company:

a)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2017. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control.  In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of a sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement.  Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note7).  The options vest in equal installments on a quarterly basis beginning March 31, 2017. On September 1, 2017 the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew.  The consulting agreement was also amended to grant an additional 5,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 7).  The options vest quarterly in equal installments beginning December 31, 2017.

b)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company’s CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2017.  The agreement also stipulates a termination fee that would pay the Company’s CFO $72,000 per year of service (including the pro-rata amount for partial years of service) if terminated without cause or upon termination due to a change of control event.  Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vest in equal installments on a quarterly basis beginning March 31, 2017.  A total of $54,000 was paid to the Company’s CFO during the period ended September 30, 2017 and is included in professional fees.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 10. Related Party Transactions and Balances (cont’d)

c)
Entered into a directorship agreement with an effective date of January 1, 2017 with a director of the Company.  Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vest in equal installments on a quarterly basis beginning March 31, 2017.  On September 1, 2017 the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew.  The consulting agreement was also amended to grant an additional 1,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 7).  The options vest quarterly in equal installments beginning December 31, 2017.

d)	Recognized $297,412 in share-based compensation associated with stock options granted to key management personnel.

As at September 30, 2017 and December 31, 2016, the following amounts are due to related parties:

		September 30, 2017	December 31, 2016
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$-	$81

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand.

Note 11.   Commitments and Contingency

As at September 30, 2017, the Company has the following commitments:

a)
Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.  Pursuant to the agreement, the consultant was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vest in equal installments on a quarterly basis beginning March 31, 2017.  On September 1, 2017 the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew.  The consulting agreement was also amended to grant an additional 5,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 7).  The options vest quarterly in equal installments beginning December 31, 2017.

b)
Entered into a consulting agreement for business development services effective January 1, 2017.  The consultant was granted 1,200,000 stock options exercisable into common shares of the Company at a price of $0.05 per share until December 31, 2020 (Note 7).  The options vest in equal installments on a quarterly basis beginning March 31, 2017.

c)
Entered into a Collaborative Research Agreement (the “CREA”) effective May 31, 2016 with The University of British Columbia (“UBC”) for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, and paid an additional CAD $201,500 ($146,585) during the nine month period ended September 30, 2017, in advance of services to be provided by UBC in the second year. The CREA can be terminated by either party with 30 days’ written notice.  As at September 30, 2017, a total of $97,723 is included in prepaid expenses and deposits (December 31, 2016 - $54,770).

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 11.  Commitments and Contingency (cont’d)

d)
Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $2,700 per month for an initial term of 1 year, continued on a year-to-year basis thereafter unless otherwise terminated by either party with at least 30 days’ notice, for providing public relations services. The consultant is also entitled to 400,000 shares of common stock, which will be issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement (100,000 shares issued during the nine month period ended September 30, 2016 (Note 6)). The consultant was also issued 1,000,000 stock options on signing during the year ended December 31, 2015, with each stock option exercisable into a common share at a price of $0.10. The stock options expired March 12, 2016.

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

f)
Entered into a consulting agreement effective May 1, 2015, whereby the Company would pay the consultant $4,000 per month for an initial term of 1 year, continued on a year-to-year basis thereafter unless otherwise terminated by either party with at least 30 days’ notice for providing research and development services.  During the nine month period ended September 30, 2017 the contract was revised whereby the Company would pay the consultant CAD $4,000 per month retroactively beginning January 1, 2017.

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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 12. Subsequent Event

Subsequent to the nine month period ended September 30, 2017, the Company:

a)
Entered into two Promissory Notes (the “Notes”) with the Company’s President and CEO whereby a total of $116,000 was loaned to the Company.  The Notes bear interest at a rate of 8% per annum, are unsecured and are repayable on demand.  The funds from these Notes will be used to make payment under the Settlement Agreement referred to below.

b)
Entered into a Settlement Agreement with the Company’s CFO on November 3, 2017 whereby she will leave her position as CFO effective upon the filing of the Company’s quarterly report for the nine month period ended September 30, 2017.  Pursuant to the Settlement Agreement, the Company will pay the former CFO $6,000 for December 2017 consulting services (Note 10) and $110,000 in exchange for the return of stock options to purchase up to 12,000,000 shares of the Company’s common stock currently held by the CFO, which will be subsequently cancelled.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the nine month period ended September 30, 2017 and 2016, and our financial condition, liquidity and capital resources as of September 30, 2017, and December 31, 2016.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Nine Months Ended
	September 30,
	2017	2016
Revenues	$-	$-
Cost of Sales	-	-
Gross (Loss) Profit	-	-
Operating Expenses
Amortization-Intangible Assets	$2,250	$2,250
General and Administrative	74,437	70,441
Professional Fees	109,823	147,977
Research and Development	228,130	355,089
Share-Based Compensation	587,077	574,128
Total Operating Expenses	1,001,717	1,149,885
Loss from Operations	(1,001,717)	(1,149,885)

Other Item
Foreign Exchange Loss	(4,334)	-
Total Other Item	(4,334)	-
Net Loss	$(1,006,051)	(1,149,885)

Revenues
We had no revenues for the nine month periods ended September 30, 2017 and 2016.

Gross Profit and Expenses
The Company’s net loss was $1,006,051 for the nine month period ended September 30, 2017 compared to $1,149,885 for the nine month period ended September 30, 2016.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior nine month period ended September 30, 2016 include:

•
Professional fees decreased by $38,154 from $147,977 to $109,823 primarily as a result of a decrease in legal fees associated with Company operations and the Company no longer being subject to Canadian reporting requirements.

•
Research and development decreased by $126,959 from $355,089 to $228,130 primarily as a result of completion of needed testing for inclusion in the Investigational Testing Authorization Application to Health Canada by the Governors of the University of Alberta.

•	Share-based compensation increased by $12,949 from $574,128 to $587,077 primarily as a result of an increase in stock option valuation for the current year.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Cash	$386,142	$371,029

Working Capital	$464,047	$396,118

At September 30, 2017, we had $386,142 in cash and $483,865 in total current assets.  As of September 30, 2017 we had a working capital position of $464,047.  Based upon our working capital equity as of September 30, 2017, we require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $169,807 from $654,518 to $484,711 for the nine months ended September 30, 2016 and 2017, respectively.  This decrease was predominantly due to a decrease in payments made to the Company’s vendors along with a decrease in prepaid expenses and deposits.

Net Cash Used in Investing Activities

Net cash used in investing activities was $40,176 for the nine month period ended September 30, 2017 while the Company had net cash used in investing activities of $7,589 for the comparative period.  The difference is attributable to an increase in the purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $160,000 from $380,000 to $540,000 for the nine months ended September 30, 2016 and 2017, respectively due to an increase in private placements.

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

Share-Based Compensation

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the “Plan”).  The Company has granted warrants and options to purchase shares of the Company’s common stock to various parties for consulting services outside of the Plan, and beginning July 1, 2015 and ending December 31, 2016 pursuant to the Plan.  On December 30, 2016, the Board of Directors of the Company adopted the 2017 Stock Option and Stock Bonus Plan (the “2017 Plan”). During the nine month period ended June 30, 2017, the Company granted options pursuant to the 2017 Plan.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2017.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of September 30, 2017 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
 Item 1. Legal Proceedings

Other than reported in the Company’s Quarterly Report on Form 10-Q for the nine month period ended September 30, 2017, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than previously reported, there have been no unregistered sales of equity securities during the nine month period ended September 30, 2017.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Effective June 30, 2017, the Company entered into a Material Transfer Agreement with Proactive Immune Sciences Corporation (“Proactive”) for a term of one year.  The Company will furnish AAGP™ at no cost to Proactive so that they may test and evaluate AAGP™ for possible use in Immune Cell Banking.

Effective upon filing of this Quarterly Report on Form 10-Q, the Company’s address has been changed to: 412 Mulberry St., Marietta, Ohio 45750.

On November 3, 2017, the Company and Susan M. Woodward agreed that Ms. Woodward will leave her position as chief financial officer (CFO), effective upon the filing of the Company’s quarterly report for the quarter ended September 30, 2017, in satisfactory form, but will remain engaged to assist the Company through December 31, 2017, and to transition books and records of the Company.  The Company is working on securing a successor CFO who will take over upon Ms. Woodward’s departure from the Company.  Ms. Woodward’s departure from her position as chief financial officer will be prior to the natural expiration of her consulting agreement, dated December 30, 2016 and due to expire on December 31, 2017 (the “Consulting Agreement”).  Upon the filing of the Company’s quarterly report for the quarter ended September 30, 2017, and Ms. Woodward’s subsequent resignation, the Consulting Agreement will terminate.

On October 23, 2017, the Company issued an unsecured promissory note to Clarence E. Smith in the amount of $86,000. The outstanding principal balance on the promissory note is due on demand by Clarence E. Smith and shall accrue simple interest at a rate of 8% per annum from the date the principal balance was advanced.

On November 3, 2017 the Company issued a second unsecured promissory note to Clarence E. Smith in the amount of $30,000.  The outstanding principal balance on the promissory note is due on demand by Clarence E. Smith and shall accrue simple interest at a rate of 8% per annum from the date the principal balance was advanced.

The above-listed promissory notes were issued by the Company in order to acquire the funds necessary to re-purchase Susan M. Woodward’s stock options to purchase up to 12 million shares of common stock of the Company pay Ms. Woodward’s compensation for December 2017 pursuant to the settlement agreement discussed above.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
4.2	2017 Stock Option and Stock Bonus Plan[7]
10.1	Assignment of Patents and Patent Application between the Company and Institut National des Sciences Appliquées de Rouen dated January 5, 2015[3]
10.2	Settlement and Indemnity Agreement by and between the Company and Standard Bankcorp Inc. and Mark Ralston dated March 2, 2015[3]
10.3	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[3]
10.4	Technology Transfer Agreement between the Company and Grant Young, dated April 22, 2015[4]
10.5	ITR Master Contract between the Company and ITR Laboratories Canada Inc., dated April 19, 2016[8]
10.6	Universal Agreement between the Company and Grant Young, dated May 20, 2016[9]
10.7	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016[9]
10.8	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016[7]
10.9	Consulting Agreement between the Company and Susan M. Woodward, dated December 30, 2016[7]
10.10	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016[7]
10.11	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017[10]
10.12	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017[10]
10.13	Consulting Agreement between the Company and Grant Young, dated December 30, 2016*
10.14	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017[10]
10.15	Settlement Agreement and General Release between the Company and Susan M. Woodward, dated November 3, 2017.[11]
10.16	Unsecured Promissory Note issued by the Company to Clarence E. Smith dated October 23, 2017.[11]
10.17	Unsecured Promissory Note issued by the Company to Clarence E. Smith dated November 3, 2017.[11]
14.1	Code of Ethics[6]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015 with the SEC.
5.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2016 with the SEC.
6.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 13, 2006 with the SEC.
7.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016 with the SEC.
9.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 7, 2017 with the SEC.
11.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 9, 2017 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2017	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Susan M. Woodward
Susan M. Woodward
Chief Financial Officer