Form 10-K
period 2017-12-31
ProtoKinetix, Inc.
filed 2018-03-09
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-32917

PROTOKINETIX, INCORPORATED
(Name of small business issuer as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
412 Mulberry Street Marietta, Ohio 45750 (Address of principal executive offices, including zip code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 13,337,413 based upon the closing price of our common stock which was $0.074 as of June 30, 2017, the last business day of the Company's most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2018, there were 254,711,673 shares of our common stock that were issued and outstanding.

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
The Company's executive (or corporate) offices are located at 412 Mulberry Street, Marietta, Ohio 45750.  Our telephone number is (304) 299-5070 and our website is www.protokinetix.com.
Cautionary Note Regarding Forward-Looking Statements
The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as well as some statements in press releases and some oral statements of the Company's officers during presentations about the Company include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases.  Although we believe that the expectations reflected in these forward looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, among others:
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

Nonclinical Efficacy Testing (Human Islets)

For the last five years, AAGP™ testing has been conducted pursuant to a comprehensive transplantation testing program in conjunction with the University of Alberta transplant research team.  The Company entered into a consulting agreement in May 2015 with Dr. James Shapiro to collaborate with the James Shapiro Laboratory at the University of Alberta in Edmonton, Alberta, Canada.  Dr. Shapiro directs the largest clinical islet transplantation program in the world.  Dr. Shapiro and his team have conducted extensive testing with our AAGP™ molecule using human islet cells in transplantation, investigating its effect on engraftment, insulin production, protective effect against anti-rejection drugs and investigation of the mechanism of action.  The results provided consistent encouragement to continue testing to develop protocols that can be applied to transplantation medicine.  In December of 2016, the Governors of the University of Alberta submitted an Investigational Testing Authorization Application To Health Canada to evaluate the safety and efficacy of transplantation of AAGP™ treated human islets as an addition to the already established Edmonton Protocol for the treatment of Type 1 Diabetes.

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

The Governors of the University of Alberta submitted an Investigator Sponsored Clinical Trial Application to Health Canada.  This trial will be conducted by Dr. Shapiro and his team at the University of Alberta on the well-established, Edmonton Protocol used for treatment of Type 1 Diabetes through islet cell transplants.  Subsequent to December 31, 2016, the Investigator Sponsored Clinical Trial Application was approved by Health Canada. In preparation for the Phase 1 / 2 clinical trials as well as for the Clinical Trial Application, ProtoKinetix has:
•	Completed the production of AAGP™ under strict GMP (Good Manufacturing Practice) standards as required by Health Canada and US FDA (United States Food and Drug Administration) for human use;
•	Completed the validated sterilization and vialing of AAGP™ to become the drug product, designated PKX-001, that will be used in the clinical trials at the University of Alberta.
•	Completed stability tests on AAGP™ at different temperature ranges.
•	Completed genotoxicity studies under GLP (Good Laboratory Practice) at ITR Laboratories Canada, Inc..
•	Completed carryover studies, to comply with the clinical test protocols, at BRI Pharmaceutical Research, Inc..
•	Competed PK (Pharmacokinetics) studies at BRI Pharmaceutical Research, Inc. in Vancouver.

Nonclinical Efficacy Testing (Neuronal Retinal Cells)
During the year ended December 31, 2016, ProtoKinetix entered into a Collaborative Research Agreement with the University of British Columbia, under the guidance of Dr. Gregory-Evans, to commence testing of neuronal retinal cells in living tissue for the treatment of Macular Degeneration.  AAGP™ has been tested previously in tissue culture in the lab and was found to improve the survival of cells.  Dr. Gregory-Evans is taking those results and applying them to living tissue.  He has established a new type of model for retinal degeneration in rabbits and is currently working on injecting neuronal stem cells plus AAGP™ to test for long term improvements in cell survival and integration into the retina that should ultimately lead to vision restoration in the animals. Project to date has shown very positive results. Final testing on this project estimated to be March 2018. Results will be evaluated. Researchers believe they will send the results to a peer review by May, 2018.

AAGP™ Commercial Applications

The extent of the value of the ProtoKinetix family of AAGPs™ is subject to investigation by commercial entities specializing in regenerative medicine, cellular and tissue therapies, organ transplantation, trauma, blood product banking, and anti-inflammation.  The Company is targeting these entities in furtherance of product development.

In an ongoing collaborative project with Proactive Immune Sciences, we are testing AAGP™ in Immune Cell Cryopreservation Recovery. Results to date have been very encouraging. We are hoping to prove the functionality of cryopreserved immune cells increases with the addition of AAGP™ on the immune cell cryopreservation protocols used by Proactive Immune Sciences. Testing is ongoing. Preliminary results have been received with final results due April.

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

On or about April 8, 2015, ProtoKinetix entered into a Royalty Agreement (the "Agreement") between the Company and the Governors of the University of Alberta ("UAB") for the assignment of UAB's portion of certain patent applications and all rights associated therewith (the "Patent Rights").  The Agreement also grants UAB a royalty of 5% of the gross revenue from the assignment, manufacturing, sale, distribution, or licensing of the Patent Rights and any commercial products generated from the Patent Rights.  The Company had a now expired irrevocable option to purchase the royalty for CAD $5,000,000 (approximately US $4,000,000) for two years from the earlier of September 1, 2015 or the first date UAB publishes its research related to the Patent Rights.  UAB published its research related to the Patent Rights on November 18, 2015.  The Company's option to purchase the royalty from UAB expired on September 1, 2017.

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

Trademarks

We filed a trademark application with the United States Patent & Trademark Office on September 15, 2005 with a registration date of August 7, 2007. The application was subsequently cancelled on March 14, 2014 because we did not file a renewal declaration.  We filed a new application for registration of the mark and received approval of registration on November 7, 2017.

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

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2016, the Company incurred total research and development expenses of $450,899.  For the year ended December 31, 2017, the Company incurred total research and development expenses of $296,515.  In order to reach the Company's goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

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

14

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
General Corporate Risk Factors
Insiders continue to have substantial control over the Company.  As of March 8, 2018, the Company's directors and executive officers hold the current right to vote approximately 28.5% of the Company's outstanding voting stock; most of which is owned or controlled, directly or indirectly by the Company CEO, Clarence Smith. In addition, the Company's directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Smith acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company's decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company's assets. Accordingly, this concentration of ownership may harm a future market price of the Company's common stock by:
•	Delaying, deferring or preventing a change in control of the Company;
•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or
•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.
The Company may not be able to continue as a going concern.  Our independent public accountants noted that our recurring losses from operations ($1,513,634 and $1,524,638 for the years ended December 31, 2017 and 2016, respectively) and negative net operating cash flow ($605,109 and $820,253 for the years ended December 31, 2017 and 2016, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing, or may force us to obtain financing on less favorable terms than would otherwise be available.

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
The Company has been delinquent in filing certain income tax and information reporting returns.  The Company was delinquent in filing certain income tax returns with the U.S. Internal Revenue Service and reports disclosing its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBARs"). In September 2015, the Company filed the delinquent income tax returns and has sought waivers of any penalties under the IRS Offshore Voluntary Disclosure Program for late filing of the returns and FBARs.  Under the program, the IRS has indicated that it will not impose a penalty for the failure to file delinquent income tax returns if there are no underreported tax liabilities.  On November 30, 2017, the Company received a letter from the IRS concluding their review of the Company's tax returns under the program and accepting the returns as filed.  No penalties have been assessed by the IRS to date, and management does not believe that the Company will incur any penalties relating to the tax years submitted under the program.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company's principal executive office, for all operations, is located at 412 Mulberry Street, Marietta, Ohio 45750.  The Company currently does not have a lease for its principal executive office but rents month to month. A lease on the space is held by the CFO, Michael Guzzetta.  The Company pays $1,050 per month for the office.  ProtoKinetix does not own any real property.

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

On November 3, 2017, the Company and Susan M. Woodward entered into a settlement agreement and agreed that Ms. Woodward would leave her position as chief financial officer (CFO), effective upon the filing of the Company's quarterly report for the quarter ended September 30, 2017, in satisfactory form, but remain engaged to assist the Company through December 31, 2017, and to transition books and records of the Company.  Ms. Woodward's departure from her position as chief financial officer was prior to the natural expiration of her consulting agreement, dated December 30, 2016 and due to expire on December 31, 2017 (the "Consulting Agreement").  Upon the filing of the Company's quarterly report for the quarter ended September 30, 2017, and Ms. Woodward's subsequent resignation as chief financial officer (CFO) and a consultant on November 13, 2017, the Consulting Agreement terminated.

On October 23, 2017, the Company issued an unsecured promissory note to Clarence E. Smith in the amount of $86,000. The outstanding principal balance on the promissory note was due on demand by Mr. Smith and accrued simple interest at a rate of 8% per annum from the date the principal balance was advanced.

On November 3, 2017 the Company issued a second unsecured promissory note to Mr. Smith in the amount of $30,000.  The outstanding principal balance on the promissory note was due on demand by Mr. Smith and accrued simple interest at a rate of 8% per annum from the date the principal balance was advanced.

The above-listed promissory notes were issued by the Company in order to acquire the funds necessary to re-purchase Ms. Woodward's stock options to purchase up to 12 million shares of common stock of the Company and to pay Ms. Woodward's compensation for December 2017 pursuant to the settlement agreement discussed above.

On January 12, 2018, the Company issued shares of common stock pursuant to a private placement to Mr. Smith in exchange for the two promissory notes.  Please see Item 5 below for a detailed discussion and the repurchase of Ms. Woodward's options.

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

2017	Low	High
First Quarter	$0.051	$0.189
Second Quarter	0.0626	0.110
Third Quarter	0.0401	0.078
Fourth Quarter	0.0535	0.070

2016	Low	High
First Quarter	$0.035	$0.084
Second Quarter	0.034	0.074
Third Quarter	0.020	0.074
Fourth Quarter	0.041	0.072

Holders

As of March 8, 2018 there were approximately 85 shareholders of record of the Company's common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in "street name."

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

On November 13, 2017, in connection with the settlement agreement entered into with Ms. Woodward, the Company repurchased options to purchase 4,000,000 shares of common stock.

As of December 31, 2017 and March 8, 2018, 11,900,000 options and 2,000,000 shares of common stock remained as granted under the 2015 Plan.

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

As of December 31, 2017 and March 8, 2018 respectively, 24,200,000 and 25,000,000 options remain as granted under the 2017 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including but not limited to the 2015 Plan, the 2017 Plan and individual compensation arrangements as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))*
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	36,100,000	$0.06	11,900,000
Total	36,100,000	$0.06	11,900,000

* Number of securities remaining available for future issuance excludes 36,100,000 options and a stock grant of 2,000,000 shares of common stock under the 2015 Plan.

During the year ended December 31, 2016, warrants to purchase 6,500,000 shares of common stock of the Company were outstanding (see Note 8 of the notes to the financial statements).  As of the year ended December 31, 2017, there were warrants and options outstanding representing a total of 6,500,000 and 44,100,000 shares of common stock respectively to be issued upon exercise, of which: (i) options to purchase 11,900,000 shares of common stock and a stock bonus of 2,000,000 common shares were outstanding under the 2015 Plan; (ii) options to purchase 24,200,000 shares of common stock were outstanding under the 2017 Plan; and (iii) warrants outstanding to purchase 6,500,000 shares of common stock not pursuant to any plan and options outstanding to purchase 8,000,000 of common stock not pursuant to any plan.

To management's knowledge, there are no outstanding options, warrants or other rights to acquire the common stock of the Company that were issued pursuant to the Company's 2003, 2004 or 2005 Stock Incentive Plans (the "Old Plans") for the year ended December 31, 2017.  To management's knowledge, the Old Plans have expired and terminated.

Recent Sales of Unregistered Securities and Use of Proceeds

Other than already reported, there have been no unregistered sales of equity securities during the year ended December 31, 2017.

On January 1, 2018, the Company issued options to purchase a total of 800,000 shares of common stock pursuant to the 2017 Plan to two consultants in connection with their new consulting agreements.

On January 12, 2018, the Company issued 1,000,000 shares of common stock at a price of $0.05 per share for gross proceeds of $50,000 pursuant to a subsequent private placement with accredited investors. No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D was previously filed on September 21, 2017.

Also on January 12, 2018, the Company issued 2,359,240 shares of common stock at a value of $0.05 per share which Clarence E. Smith, the Company's President and Chief Executive Officer and a director, personally acquired in exchange for the cancellation of principal and interest due under two unsecured promissory notes issued in connection with Ms. Woodward's settlement agreement totaling $117,962.00. The unsecured promissory notes between Mr. Smith and the Company were entered into on October 23, 2017 ($86,000) and November 3, 2017 ($30,000). No solicitation was used in this offering.  For this sale of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D was previously filed on September 1, 2017.

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2017 and 2016, and our financial condition, liquidity and capital resources as of December 31, 2017 and 2016. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.
Results of Operations

	For the Years Ended
	2017		2016

Sales
Cost of sales	$		$
Gross (loss) profit		-		-
Operating Expenses
Amortization		$3,000		$3,000
General and Administrative		105,265		99,648
Interest Expense		1,656		12
Professional Fees		196,828		211,006
Research and Development		296,515		450,899
Share-Based Compensation		910,370		760,073
Total operating expenses		1,513,634		1,524,638
Loss from Operations		(1,513,634)		(1,524,638)

Other Income
Gain on Settlement of Short-Term Loans		-		7,272
Total other income		-		7,272
Net Loss		$(1,513,634)		$(1,517,366)

Revenues

We had no revenues for the years ended December 31, 2017 and 2016.

Gross profit and expenses

The Company's net loss was $1,513,634 for the year ending December 31, 2017 compared to $1,524,638 for the year ending December 31, 2016.  These expenses were primarily incurred for professional fees, share-based compensation related to the operations of the Company's business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees decreased by $14,178 from $211,006 to $196,828 primarily as a result of decreased legal activity related to the application of patent rights.

•	Interest expense increased to $1,656 from $12 as the result of an increase in short-term loans and notes payable.

•
Share-based compensation increased by $150,297 from $760,073 to $910,370 primarily as a result of the buyback of options granted to the former CFO of stock options pursuant to consulting contracts in 2017.

•
Research and development decreased by $154,384 from $450,899 to $296,515 primarily as a result of management's investment in prior year that moved the Company forward in the development of the AAGP™ molecule.

•	General and administrative expenses increased by $5,617 from $99,648 to $105,265 due to an increase in advertising expenses related to business announcements.

Our expenses in 2017 were $1,513,634 which included $196,828 in professional fees. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  This resulted in $910,370 in share-based compensation recognized based on the fair value of equity instruments granted as compensation.  These professional consulting services related to marketing and accounting, capitalization and merger opportunities as well as research development services.  The Company also incurred total research and development expenses of $296,515 and general and administrative costs of $105,265 during the year ended December 31, 2017.

Liquidity and Capital Resources

	As at
	December 31,
	2017	2016

Cash	$302,942	$371,029

Working Capital	$220,507	$396,118

At December 31, 2017, we had $302,942 in cash and $365,069 in total current assets.  As of December 31, 2016, we had a working capital equity position of $396,118.  Although as of the date of this Annual Report we believe we have sufficient capital to meet cash flow projections and carry forward our business objectives in the short-term, the Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2017 and 2016

Net Cash Used in Operating Activities

During the year ended December 31, 2017, net cash used in operating activities decreased by $215,144 from $820,253 to $605,109 for the years ended December 31, 2016 and 2017, respectively. This decrease was predominantly due to an increase in share-based compensation from the repurchase of stock options for 12 million shares of common stock.

Net Cash Used in Investing Activities

During the year ended December 31, 2017, net cash used in investing activities decreased by $86,812 primarily due to the increase of short term borrowing.   Net cash used for investing activities for the year ended December 31, 2016 was $29,790.  Net cash increase from investing activities for the year ended December 31, 2017 was $57,022. The buyback of stock options was a one-time event financed by two short-term loans to the Company totaling $116,000. The CEO subsequently converted the loans to common stock equity in January of 2018.

Net Cash Provided by Financing Activities

During the year ended December 31, 2017, net cash provided by financing activities decreased by $370,000 from $850,000 to $480,000 for the years ended December 31, 2016 and 2017, respectively. This decrease was predominantly due to a decrease in private placements completed.

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

As at December 31, 2017, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs as at December 31, 2017.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2017.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2017 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

As of December 31, 2017, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company's ICFR based on the framework set forth in Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2017.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2017, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2017, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of March 8, 2018, the Company's current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Clarence E. Smith	54	Chairman, Chief Executive Officer, President	February 2015
		Director	June 2014

Michael R Guzzetta	60	Chief Financial Officer	November 2017

Edward P. McDonough	65	Director	July 2015

Clarence E. Smith, age 54, was appointed President and Chief Executive Officer for the Company on February 19, 2015 and was previously appointed a member of the Board of Directors of the Company on June 1, 2014.  Prior to joining the Company as President and CEO, Mr. Smith served and continues to serve as managing member of Tombstone Resources and Smith Equipment, LLC, a privately held company that holds operating oil and gas wells and Smith Equipment Company, a privately held company that leases out construction equipment.  In 1981, Mr. Smith started Arvilla Well Service in West Virginia which provided construction services to oil and gas companies in the Appalachian Basin.  After merging Arvilla Well Service into Arvilla Pipeline Construction Co., Inc., Mr. Smith sold the company in 2008.  Mr. Smith also purchased Arrow Oilfield Services in 2004, which was renamed Arvilla Oilfield Services, LLC and subsequently merged with Trans Energy, a publicly traded company in 2004.  Mr. Smith served as Chairman of the Board and CEO of Trans Energy, Inc. from 2005 to 2006.  Mr. Smith graduated from St. Marys High School in West Virginia in 1981.

Michael R. Guzzetta, Mr. Guzzetta, age 60, was appointed Chief Financial Officer of the Company on November 14, 2017.  Mr. Guzzetta is a Certified Public Accountant with a practice located in Central & Northeast Ohio providing services including business and individual taxation, non-profit accounting, corporate policy and procedure development, business organization and consulting.  Prior to opening his practice, he spent 20 years in corporate management in the communications and energy industries.  Between 2014 and 2015, Mr. Guzzetta served as Treasurer and principal financial officer of Trans Energy Inc., a publicly traded energy company, where his responsibilities included corporate banking, risk management, maintaining fiscal control, budgeting, taxation and SEC reporting.  His prior positions include Midwest Region Business Manager for a Fortune 100 company and Controller for an energy marketing company.  Mr. Guzzetta also served as an Adjunct Professor at Stark State College and taught courses in accounting, finance, business management, and economics.  He is a graduate of Walsh University where he graduated Magna Cum Laude with a BA in Accounting.  He earned his MBA from Capital University in Columbus, Ohio.  Mr. Guzzetta has been a past member of both the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.  He has served on the boards of the Canton Ballet, the ALS CARE Project and the Finance Committee of Stark County Board of Developmental Disabilities.

Edward P. McDonough, age 65, was appointed as a member of the Board of Directors of the Company on July 1, 2015.  In addition to serving as a director of the Company, Mr. McDonough is a managing shareholder and President of McDonough, Eddy, Parsons & Baylous, A.C., a certified public accountant firm in Parkersburg, West Virginia since 1985.  The firm originated in the early 1950s, employs 15 professional certified public accountants and accountants, and serves as certified public accountants for approximately 400 private corporations, firms, and individuals in various commercial, business, professional, and industrial fields.  Mr. McDonough became a Certified Public Accountant in 1978, a Certified Valuation Analyst in 1996, and a Chartered Global Management Accountant in 2012.  Since 1986, Mr. McDonough has served as a Director and Chairman of the Board of Community Bank of Parkersburg, held by Community Bankshares, Inc.  He is also a Member of the American Institute of Certified Public Accountants (AICPA), has served as a Past President and Member of the West Virginia Board of Accountancy, is a Life Member, Past Director and Past President of the West Virginia Society of Certified Public Accountants and is a Member and Past President of the Parkersburg Chapter of the West Virginia Society of CPAs.  Mr. McDonough acquired his Bachelor of Science in Business Administration with a Major in Accounting at West Virginia University in Morgantown, West Virginia in 1973.

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

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2017 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them except that Mr. Smith and Mr. McDonough each filed one Form 4 late by one day.

ITEM 11.      EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix's named executive officers for the two years ended December 31, 2017 and 2016:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clarence E. Smith
President & CEO	2017	-	-	-	269,187		-	-	-	269,187
	2016	-	-	-	271,849		-	-	-	271,849

Susan M. Woodward
Chief Financial Officer	2017	72,000	-	-	158,619	(1)	-	-	-	166,119
	2016	72,000	-	-	217,479		-	-	-	289,479

Michael R Guzzetta(2)
Chief Financial Officer	2017	7,500	-	-	0		-	-	-	7,500

(1)
On January 1, 2017, Ms. Woodward was granted options to purchase 4,000,000 shares of common stock at $0.05 per share under the 2017 Plan.  On November 13, 2017, Ms. Woodward resigned as chief financial officer of the Company pursuant to the settlement agreement as described in Item 3 and the Company paid Ms. Woodward $110,000 to repurchase  the option granted in 2017, as well as an option under the 2015 Plan to purchase 4,000,000 shares at $0.08 per share, and options to purchase 4,000,000 shares at $0.04 per share not pursuant to any plan.

(2)	On November 14, 2017, Mr. Guzzetta was appointed as chief financial officer of the Company.
Consulting Agreements

We have entered into consulting agreements with certain Company officers as set forth below.

Clarence E. Smith – Mr. Smith is Chief Executive Officer and President of the Company.  He entered into a consulting agreement with the Company dated March 30, 2015 (effective January 1, 2015).  On December 21, 2015, Mr. Smith and the Company entered into a new consulting agreement effective January 1, 2016, superseding the prior agreement (the "2016 Smith Agreement").  The 2016 Smith Agreement provided for a one-year term through December 31, 2016 and for an annual salary of $1.00 and a termination fee.

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

On September 1, 2017, Mr. Smith and the Company entered into an amendment to the 2017 Smith Agreement (the "September Amendment"), whereby the term of the agreement was extended from December 31, 2017 to December 31, 2018 and automatically renews for one-year increments under the same terms and conditions of the 2017 Smith Agreement, unless either party gives written notice to the other party at least 30 days prior to the end of such calendar year.

In connection with the September Amendment, the Company issued Mr. Smith an option pursuant to the Company's 2017 Plan to purchase 5,000,000 shares of common stock of the Company at a price of $0.06 per share, with 1,250,000 shares vesting every three months starting December 31, 2017.

Michael R. Guzzetta – Mr. Guzzetta is Chief Financial Officer of the Company.  He entered into a consulting agreement with the Company dated November 14, 2017. The consulting agreement term is from November 14, 2017 to December 1, 2018, with automatic renewal in one-year increments with both parties having a right to terminate by giving either party notice 30 days prior to the end of the term. It also provides for a monthly consulting fee of $5,000.

In connection with the consulting agreement, the Company issued Mr. Guzzetta an option pursuant to the 2017 Plan to purchase 1,000,000 shares of common stock of the Company at a price of $0.07 per share with 250,000 shares vesting every three months starting February 14, 2018.

Susan M. Woodward – Ms. Woodward was Chief Financial Officer of the Company until November 13, 2017 when she resigned.  She initially entered into a consulting agreement with the Company dated March 30, 2015 (effective January 1, 2015).  On December 21, 2015, Ms. Woodward and the Company entered into a new consulting agreement effective January 1, 2016, superseding the prior agreement (the "2016 Woodward Agreement"), which provided for a one-year term through December 31, 2016.  It also provided for a monthly consulting fee of $5,000 and a termination fee if the 2016 Woodward Agreement was terminated.

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

The 2017 Woodward Agreement was for a one-year term through December 31, 2017 and provided for a monthly consulting fee of $6,000 and a termination fee if it is terminated for the following two reasons:

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

On November 3, 2017, the Company and Susan M. Woodward entered into a settlement agreement and agreed that Ms. Woodward would leave her position as chief financial officer (CFO), effective upon the filing of the Company's quarterly report for the quarter ended September 30, 2017, in satisfactory form, but remain engaged to assist the Company through December 31, 2017, and to transition books and records of the Company.  Upon the filing of the Company's quarterly report for the quarter ended September 30, 2017, and Ms. Woodward's subsequent resignation as chief financial officer (CFO) and a consultant on November 13, 2017, the 2017 Woodward Agreement terminated.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as to option awards held by each of the named executive officers of ProtoKinetix as of December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Clarence E. Smith	5,000,000	(1)	-		0.08	12/31/2019
	5,000,000	(2)	-		0.05	12/31/2020
	1,250,000	(3)	3,750,000		0.06	8/31/2021

Michael R. Guzzetta	-		1,000,000	(4)	0.07	11/14/2021

Susan M. Woodward	-		2,000,000	(5)	0.04	2/25/2020

(1)	Represents options granted pursuant to the 2015 Plan on January 1, 2016 at $0.08 per share with 1,250,000 vesting every three months beginning March 31, 2016.
(2)	Represents options granted pursuant to the 2017 Plan on January 1, 2017 at $0.05 per share with 1,250,000 vesting every three months beginning March 31, 2017.
(3)	Represents options granted pursuant to the 2017 Plan on September 1, 2017 at $0.06 per share with 1,250,000 vesting every three months beginning December 31, 2017.
(4)	Represents options granted pursuant to the 2017 Plan on November 14, 2017 at $0.07 per share with 250,000 vesting every three months beginning February 14, 2018.
(5)
Represents options granted not pursuant to any plan on February 26, 2015 at $0.04 per share with vesting to occur on a change of control event.  On December 30, 2016, the Board of Directors approved an extension of the expiration date from February 25, 2017 to February 25, 2020.

On December 30, 2015, Mr. Smith was granted a stock bonus of 2,000,000 shares of common stock pursuant to the 2015 Plan at a price of $0.05 per share.  All shares were immediately vested.

On November 13, 2017, the Company repurchased certain options from Ms. Woodward.  Please see the notes to the executive compensation table.

Director Compensation
The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2017:

	Director Compensation
	Fees Earned or Paid in Cash	Bonus	Stock Awards(1)	Option Awards(2)		Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)	($)	($)
Clarence E. Smith	-	-	-	269,187		-	-	-	269,187
Edward P. McDonough	-	-	-	53,837	(3)	-	-	-	53,837

(1)	The aggregate grant date fair value of these stock awards was computed in accordance with ASC 718.
(2)
Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes Option Pricing Model. Assumptions used in the calculation of these amounts are included in the Company's audited financial statements.

Issued pursuant to Mr. McDonough's consulting agreement with the Company in which the Company issued him a four-year option for 1,000,000 shares of common stock subject to vesting exercisable at $0.08 per share.On July 1, 2015, the Company entered into a consulting agreement with Mr. McDonough for director services dated July 1, 2015.  On December 21, 2015, Mr. McDonough and the Company entered into a new director consulting agreement, superseding the prior agreement (the "2016 McDonough Agreement") which provides for a one-year term through December 31, 2016.  In connection with the 2016 McDonough Agreement, the Company issued Mr. McDonough an option pursuant to the 2015 Plan to purchase 1,000,000 shares of common stock of the Company at a price of $0.08 per share with 250,000 shares vesting every three months starting March 31, 2016.

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

On September 1, 2017, the Company entered into an amendment to the 2017 McDonough Agreement, effective immediately. This new agreement is effective through December 31, 2018, but shall automatically renew for one-year increments under the same terms and conditions of the 2017 McDonough Agreement unless by stockholder vote or 30 days prior to the end of such calendar year written notice is given by either party to the other notifying them of a desire to terminate.

In connection with the amendment to the 2017 McDonough Agreement, the Company granted Mr. McDonough options pursuant to the 2017 Plan to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.06 per share with 250,000 shares vesting every three months starting December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 8, 2018, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner's spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Beneficial Ownership Percentage as of March 8, 2018(1)
More than 5% Stockholders(2)
Grant Young (3)	30,350,000		10.9%

Directors and Named Executive Officers
Clarence E. Smith	73,476,366	(4)	27.5%
Michael R. Guzzetta	250,000	(5)	Less than 1%
Edward P. McDonough	2,500,000	(6)	1.0%
All directors and executive officers as a group:	76,226,366		28.5%

(1)	Based on 254,711,673 shares of common stock outstanding on March 8, 2018, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days of March 8, 2018.
(2)	See also Directors and Named Executive Officers in the table. Based on our most recent list of the stockholders of record from our transfer agent dated March 8, 2018.
(3)
Consists of 6,850,000 shares of common stock owned by Mr. Young directly; the right to acquire 6,000,000 shares of common stock upon warrant exercise; and the right to acquire 17,500,000 shares of common stock upon option exercise.  The principal address of Mr. Young is 6438 Rosebery Ave, West Vancouver, BC  V7W 2C6, Canada.

(4)
Consists of 56,179,740 shares of common stock owned by Mr. Smith directly, 2,946,626 held by Mr. Smith's trust, 1,850,000 held by Mr. Smith's retirement account, and the right to acquire 12,500,000 shares of common stock upon option exercise.  The principal address of Mr. Smith is 1845 County Road #214, St. Augustine, FL 32084.

(5)	Consists of 250,000 shares of common stock issuable upon the exercise of stock options. The principal address of Mr. Guzzetta is 7187 Steel Dust Dr, New Albany, OH 43054.
(6)	Consists of 2,500,000 shares of common stock issuable upon the exercise of stock options. The principal business address of Mr. McDonough is 1226 Washington Avenue, Parkersburg, WV 26101.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
As at December 31, 2017, the following amounts were due to related parties:

2017
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$117,656

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

Effective January 1, 2017, the Company entered into a new consulting agreement superseding the prior agreement with Mr. Young (the "2017 Young Agreement") whereby the Company would pay Mr. Young $7,000 per month for providing research and development services.  He was also granted a 4-year stock option to purchase 5,000,000 shares of common stock at a price of $0.05 with vesting beginning on March 31, 2017 in equal installments on a quarterly basis.

Effective September 1, 2017, the Company entered into an amendment to the 2017 Young Agreement, whereby the term of the 2017 Young Agreement was extended until December 31, 2018. Upon the expiration of the term, the 2017 Young Agreement shall automatically renew for one-year increments under the same terms and conditions of the 2017 Young Amendment unless either party gives written notice of their desire to terminate the agreement at least 30 days prior to the end of such calendar year. He was also granted a 4-year stock option pursuant to the 2017 Plan to purchase 5,000,000 shares of common stock at a price of $0.06 with vesting beginning on December 31, 2017 with equal installments on a quarterly basis.

See also Item 1, page 8 for a description of the patent rights assignments made by Mr. Young to the company in 2016 as well as Item 11 for a description of the consulting agreements with the officers and directors of the Company.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2017 and 2016, Davidson & Company LLP, Chartered Professional Accountants ("Davidson") the Company's principal accountants billed the Company $23,000 and $27,000, respectively for fees for the audit of the Company's annual financial statements.  All amounts are in U.S. dollars.

Audit-Related Fees

For the years ended December 31, 2011 and 2016, Davidson did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2017 and 2016, Davidson billed CAD $3,000 in 2017 and USD $11,000 in 2016 for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2017 and 2016, Davidson did not bill the Company for fees associated with the preparation and filing of the Company's registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2017 and 2016, Davidson billed the Company $14,550 and $15,250 for fees for the review of the Company's quarterly financial statements.  All amounts are in U.S. dollars.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE
EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.
Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
4.2	2017 Stock Option and Stock Bonus Plan[3]
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[4]
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016[5]
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016[3]
10.4	Consulting Agreement between the Company and Susan M. Woodward, dated December 30, 2016[3]
10.5	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016[3]
10.6	Consulting Agreement between the Company and Grant Young, dated December 30, 2016[10]
10.7	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017[9]
10.8	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017[9]
10.9	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017[9]
10.10	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017.[8]
10.11	Settlement Agreement and General Release between ProtoKinetix, Incorporated and Susan M. Woodward, dated November 3, 2017[7]
10.12	Unsecured Promissory Note issued by ProtoKinetix, Incorporated to Clarence E. Smith dated October 23, 2017.[7]
10.13	Unsecured Promissory Note issued by ProtoKinetix, Incorporated to Clarence E. Smith dated November 3, 2017.[7]
14.1	Code of Ethics[6]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company's registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company's Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
4.	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
5.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
6.	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 13, 2006 with the SEC.
7.	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 9, 2017 with the SEC.
8.	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 15, 2017 with the SEC.
9.	Incorporated by reference from the Company's amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.
10.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
PROTOKINETIX, INCORPORATED

Dated: March 8, 2018	By:	/s/ Clarence E. Smith
Clarence E. Smith
Principal Executive Officer

Dated: March 8, 2018	By:	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 8, 2018	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 8, 2018	By:	/s/ Edward P. McDonough
Edward P. McDonough
Director

PROTOKINETIX, INC. (A Development Stage Company) FINANCIAL STATEMENTS December 31, 2017 (Stated in US Dollars)

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Protokinetix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Protokinetix, Inc. (the "Company"), as of December 31, 2017 and 2016, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

"DAVIDSON & COMPANY LLP"

We have served as the Company's auditor since 2008.

Vancouver, Canada	Chartered Professional Accountants

March 8, 2018

PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEETS
As of December 31,2017

	2017	2016
ASSETS
Current Assets
Cash	$302,942	$371,029
Prepaid expenses and deposits (Notes 3 and 11)	62,127	70,384
Total current assets	365,069	441,413

Intangible assets (Note 4)	153,028	100,681

Total assets	$518,097	$542,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$26,906	$45,295
Promissory notes payable (Note 10)	117,656	45,295
Total current liabilities	144,562	45,295
Stockholders' Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 251,352,433 and 237,952,433 shares issued and outstanding for 2017 and 2016 respectively (Note 9)	1,344	1,273
Additional paid-in capital	30,506,094	29,115,795
Accumulated deficit	(30,133,903)	(28,620,269)
Total stockholders' equity	373,595	496,799
Total liabilities and stockholders' equity	$518,097	$542,094

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 11)
Subsequent Events (Note 13)

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017 and 2016

	2017	2016

EXPENSES
Amortization – intangible assets (Note 4)	$3,000	$3,000
General and administrative	105,264	99,648
Interest	1,657	12
Professional fees (Note 10)	196,828	211,006
Research and development	296,515	450,899
Share-based compensation (Note 10)	910,370	760,073

	(1,513,634)	(1,524,638)

Net loss for the year	$(1,513,634)	$(1,524,638)

Net loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	246,598,460	221,613,392

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2015	216,602,433	$1,159	$27,498,836	$(27,095,631)	$404,364

Issuance of common stock for services	100,000	1	6,999	-	7,000

Fair value of compensatory options issued	-	-	760,073	-	760,073

Issuance of common stock pursuant to private placement offering	4,150,000	22	165,978	-	166,000

Issuance of common stock pursuant to private placement offering	5,350,000	29	213,971	-	214,000

Issuance of common stock pursuant to private placement offering	5,250,000	28	209,972	-	210,000

Issuance of common stock pursuant to private placement offering	6,500,000	34	259,966	-	260,000

Net loss for the year	-	-	-	(1,524,638)	(1,524,638)

Balance, December 31, 2016	237,952,433	$1,273	$29,115,795	$(28,620,269)	$496,799

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2016	237,952,433	$1,273	$29,115,795	$(28,620,269)	$496,799

Issuance of common stock for services	-	-	-	-	-

Fair value of compensatory options issued	-	-	910,370	-	910,370

Compensatory options repurchased	-	-	(110,000)	-	(110,000)

Issuance of common stock pursuant to private placement offering	8,000,000	43	319,957	-	320,000

Issuance of common stock pursuant to private placement offering	4,400,000	23	219,977	-	220,000

Issuance of common stock pursuant to private placement offering	1,000,000	5	49,995	-	50,000

Net loss for the year	-	-	-	(1,513,634)	(1,513,634)

Balance, December 31, 2017	251,352,433	$1,344	$30,506,094	$(30,133,903)	$373,535

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017 and 2016

	2017	2016

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(1,513,634)	$(1,524,638)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	3,000	3,000
Issuance and amortization of common stock for services	-	7,000
Fair value of compensatory options granted	910,370	760,073
Accrued interest expense	1,656	-

Changes in operating assets and liabilities:
Accounts receivable	-	8,023
Prepaid expenses and deposits	8,257	(69,987)
Accounts payable and accrued liabilities	(14,758)	(3,724)

Net cash used in operating activities	(605,109)	(820,253)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Promissory notes received	116,000	-
Purchase of intangible assets	(58,978)	(29,790)

Net cash from (used in) investing activities	57,022	(29,790)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repurchase of compensatory options	(110,000)	-
Issuance of common stock for cash	590,000	850,000

Net cash from financing activities	480,000	850,000

Net change in cash	(68,087)	(43)

Cash, beginning of year	371,029	371,072

Cash, end of year	$302,942	$371,029

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued for consulting services	$-	$7,000
Intangible asset costs included in accounts payable and accrued liabilities	$-	$3,631

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2017.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
December 31, 2017

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

Fair Value of Financial Instruments

Financial instruments, which includes cash, accounts payable and accrued liabilities and promissory notes payable, are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Level 1 inputs are used to measure cash. At December 31, 2017 there were no other assets or liabilities subject to additional disclosure.

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
December 31, 2017

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

As at December 31, 2017, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs at December 31, 2017.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 44,100,000 stock options (December 31, 2016 – 28,900,000) and 6,500,000 warrants (December 31, 2016 – 6,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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
December 31, 2017

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessment of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The requirement was effective for annual periods ending after December 15, 2016 and did not have a material impact on the Company's financial statements.

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
December 31, 2017

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

Accounting Standards Update 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting pronouncement, which goes into effect for periods ending after December 12, 2017, is far reaching and covers several presentation areas dealing with measurement, impairment, assumptions used in estimating fair value and several other areas. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

Note 3.  Prepaid Expenses and Deposits

The following summarizes the Company's prepaid expenses and deposits outstanding as at December 31, 2017 and 2016:

	2017	2016

Deposit on research agreement (Note 11(c))	$61,077	$54,770
Other prepaid expenses and deposits	1,050	15,614

	$62,127	$70,384

  PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

Note 4. Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2015	$30,000	$41,760	$71,760
Additions	-	33,421	33,421
Balance, December 31, 2016	$30,000	$75,181	$105,181
Additions	-	55,347	55,347
Balance, December 31, 2017	$30,000	$130,528	$160,528

Accumulated amortization
Balance, December 31, 2015	$1,500	$-	$1,500
Amortization	3,000	-	3,000
Balance, December 31, 2016	$4,500	$-	$4,500
Amortization	3,000	-	3,000
Balance, December 31, 2017	$7,500	$-	$7,500

Net carrying amounts
December 31, 2016	$25,500	$75,181	$100,681
December 31, 2017	$22,500	$130,528	$153,028

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the year ended December 31, 2017, the Company recorded $3,000 (2016 - $3,000) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $95,528 in direct costs relating to the Patent Application Rights, $55,347 of which were incurred during the year ended December 31, 2017.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

During the year ended December 31, 2016, the Company entered into a Universal Assignment with Grant Young for the assignment of his ownership of certain new and useful improvements in an invention entitled "Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells" (the "New Patent Application Rights").  In exchange for the New Patent Application Rights, the Company agreed to pay $1 (paid).  The Company incurred $2,415 in direct costs relating to the New Patent Application Rights during the year ended December 31, 2016.

No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to December 31, 2017.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

Note 5.  Credit Facility

Credit Facility

On June 16, 2016, the Company executed a line of credit arrangement for an amount of up to $250,000 with Pleasants County Bank, West Virginia.  Pursuant to the terms of the line of credit, interest will accrue on the amount of credit outstanding at a rate of 1.5% above the prime rate adjusted monthly.  The Company's President and CEO pledged personal assets to secure the line of credit and the Company pledged its patent rights in the provisional patent application numbered 62287857, dated January 21, 2016, "Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells". During the year ended December 31, 2017, the line of credit was canceled, and the pledged assets were released. No amounts were drawn from the line of credit during the years ended December 31, 2016 and 2017.

Note 6.  Common Shares Issued for Services

During the year ended December 31, 2017 and 2016, the Company issued shares of common stock for services and other value rendered as follows:

2017	Number of Shares	Value per Share	Total

January – December 2017	-	$-	$-
	-		$-

2016	Number of Shares	Value per Share	Total

March 2016	100,000	$0.07	$7,000
	100,000		$7,000

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

As of December 31, 2017, there are 24,200,000 options and no shares of common stock granted and outstanding under the 2017 Plan.

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
December 31, 2017

Note 7.  Stock Options (cont'd)

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

The committee also has the power to interpret the 2017 Plan, and the provisions in the instruments evidencing grants made under it and is empowered to make all other determinations deemed necessary or advisable for the administration of it.

Participants in the 2017 Plan may be selected by the committee from employees, officers, consultants and advisors (including board members) of the Company.  The committee may take into account the duties of persons selected, their present and potential contributions to the success of the Company and such other considerations as the committee deems relevant to the purposes of the 2017 Plan.

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

Note 7.  Stock Options (cont'd)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2015	14,600,000	0.05	0.03
Options granted	15,300,000	0.08	0.05
Options expired	(1,000,000)	0.10	0.03
Outstanding, December 31, 2016	28,900,000	0.06	0.04
Options granted	28,200,000	0.05	0.05
Options repurchased	(12,000,000)	0.06	0.04
Options expired	(1,000,000)	0.10	0.03
Outstanding, December 31, 2017	44,100,000	0.06	0.05	2.69

The fair values of the stock options granted during the years ended December 31, 2017 and 2016 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	December 31, 2017	December 31, 2016
Risk-free interest rate	1.12%	0.90%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	3.58 years	3.71 years

The following non-qualified stock options were outstanding and exercisable at December 31, 2017:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
February 24, 2018	0.05	1,000,000	1,000,000
February 25, 2020	0.04	2,000,000	-
February 28, 2020	0.04	5,000,000	5,000,000
June 30, 2018	0.10	600,000	600,000
December 31, 2019	0.08	11,000,000	11,000,000
October 5, 2018	0.08	300,000	300,000
December 31, 2020	0.05	12,200,000	12,200,000
August 31, 2021	0.06	11,000,000	2,500,000
November 14, 2021	0.07	1,000,000	-
		44,100,000	32,600,000

As at December 31, 2017, the aggregate intrinsic value of the Company's stock options is $272,000 (December 31, 2016 – $110,000). The weighted average fair value of stock options granted during the year ended December 31, 2017 is $0.05 (2016 - $0.05), and the weighted average exercise price of exercisable stock options is $0.06 (2016 - $0.05).

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

Note 7.  Stock Options (cont'd)

During the year ended December 31, 2017, the Company repurchased a total of 12,000,000 stock options from its former CFO for proceeds of $110,000. In accordance with ASC 718, the Company first calculated the fair value of the stock options as of the repurchase date ($604,350) in order to determine the appropriate allocation between equity and profit or loss. As the fair value of the stock options as of the repurchase date was in excess of the consideration paid, the full amount of the consideration was allocated against equity.

The fair values of the stock options repurchased during the year ended December 31, 2017 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

December 31, 2017
Risk-free interest rate	1.60%
Dividend yield	0.00%
Expected stock price volatility	125.00%
Expected forfeiture rate	0.00%
Expected life	2.54 years

Note 8.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2015	8,700,000	0.11
Warrants expired	(2,200,000)	0.10
Outstanding, December 31, 2016 and 2017	6,500,000	0.11

The following warrants were outstanding and exercisable as at December 31, 2017:

Number of Warrants	Exercise Price ($)	Expiry Date
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
6,500,000

Note 9.  Stockholders' Equity

The Company is authorized to issue 400,000,000 (December 31, 2016 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2017 (December 31, 2016 - $nil).

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

Note 9.  Stockholders' Equity (cont'd)

During the year ended December 31, 2017, the Company:

a)	Issued 8,000,000 shares of common stock to investors (which included both the President and CEO as well as the CFO of the Company) at $0.04 for gross proceeds of $320,000.

b)	Issued 4,400,000 shares of common stock to investors at $0.05 for gross proceeds of $220,000.

c)	Issued 1,000,000 shares of common stock to investors at $0.05 for gross proceeds of $50,000.

During the year ended December 2016, the Company:

a)	Issued 100,000 shares of common stock with a fair value of $7,000 ($0.07 per share) pursuant to a consulting agreement.

b)	Issued 4,150,000 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.04 per share for gross proceeds of $166,000.
c)	Issued 5,350,000 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.04 per share for gross proceeds of $214,000.
d)	Issued 5,250,000 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.04 per share for gross proceeds of $210,000.
e)	Issued 6,500,000 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.04 for gross proceeds of $260,000.

Note 10. Related Party Transactions and Balances

During the year ended December 31, 2017, the Company:

a)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company's President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2017. The agreement also stipulates a termination fee that would pay the Company's President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control. In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of a sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement. Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share. The options vest in equal instalments on a quarterly basis beginning March 31, 2017. On September 1, 2017, the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew. The consulting agreement was also amended to grant an additional 5,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 7).  The options vest quarterly in equal installments beginning December 31, 2017.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

Note 10. Related Party Transactions and Balances (cont'd)

b)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company's former CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2017.  The agreement also stipulates a termination fee that would pay the Company's CFO $72,000 per years of service (including the pro-rata amount for partial years of service) if terminated without cause or upon termination due to a change of control event.  Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2017. A total of $72,000 was paid or accrued to the Company's CFO during the year ended December 31, 2017 and is included in professional fees.

c)
Entered into a directorship agreement with an effective date of January 1, 2017 with a director of the Company.  Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vest in equal installments on a quarterly basis beginning March 31, 2017.  On September 1, 2017, the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew.  The consulting agreement was also amended to grant an additional 1,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 7).  The options vest quarterly in equal installments beginning December 31, 2017.

d)
Entered into two promissory notes (the "Notes") with the Company's President and CEO whereby a total of $116,000 was loaned to the Company.  The Notes bear interest at a rate of 8% per annum, are unsecured and are repayable on demand. As at December 31, 2017, accrued interest totaled $1,656. The Notes were settled through the issuance of common stock of the Company subsequent to the year ended December 31,2017 (Note 13).

e)
Entered into a settlement agreement with the Company's former CFO whereby she left her position as CFO effective upon the filing of the Company's quarterly report for the nine-month period ended September 30, 2017.  Pursuant to the settlement agreement, the Company paid the former CFO $6,000 for December 2017 consulting services and $110,000 in exchange for the return of stock options to purchase up to 12,000,000 shares of the Company's common stock (Note 7), which were then cancelled.

f)
Entered into a consulting agreement with an effective date of November 14, 2017 with the Company's  newly appointed CFO whereby he will be compensated at a monthly fee of $5,000 for services through  to November 30, 2018.  Pursuant to the agreement, he was also granted 1,000,000 stock options exercisable into common shares of the Company until November 14, 2021 at a price of $0.07 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning February 14, 2018. A total of $7,500 was paid or accrued to the Company's new CFO during the year ended December 31, 2017.

g)	Recognized $481,644 in share-based compensation associated with stock options granted to key management personnel.

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
December 31, 2017

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

d)	Recognized $543,699 in share-based compensation associated with stock options granted to key management personnel.

As at December 31, 2017 and December 31, 2016, the following amounts are due to related parties:

		December 31, 2017	December 31, 2016
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$-	$81
Clarence Smith (CEO)	Promissory notes payable (and interest)	$117,656	$-

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand.

Note 11. Commitments and Contingency

As at December 31, 2017, the Company has the following commitments:

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

Note 11. Commitments and Contingency (cont.)

c)
Entered into a Collaborative Research Agreement (the "CREA") effective May 31, 2016 with The University of British Columbia ("UBC") for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year and paid an additional CAD $201,500 ($146,585) during the year ended December 31, 2017, in advance of services to be provided by UBC in the second year. The CREA can be terminated by either party with 30 days' written notice.  As at December 31, 2017, a total of $61,077 is included in prepaid expenses and deposits (December 31, 2016 - $54,770).

d)
Entered into a consulting agreement effective March 1, 2015, whereby the Company would pay the consultant $2,700 per month for an initial term of 1 year, continued on a year-to-year basis thereafter unless otherwise terminated by either party with at least 30 days' notice, for providing public relations services. The consultant is also entitled to 400,000 shares of common stock, which will be issued at a rate of 25% (100,000 shares) every 3 months over the term of the agreement (100,000 shares issued during the year ended December 31, 2016 (Note 6)).

e)
Entered into a royalty agreement with the Governors of the University of Alberta (the "University") whereby the University had developed certain intellectual property (the "Additional Patent Rights") in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Additional Patent Rights to the Company in return for 5% of any future gross revenues (the "Royalty") derived from products arising from the Patent Rights. The Company had the right to buy out all of the University's Royalty for consideration of the aggregate sum of CAD $5,000,000, however, the option expired during the year ended December 31, 2017.

f)
Entered into a consulting agreement effective May 1, 2015, whereby the Company would pay the consultant $4,000 per month for an initial term of 1 year, continued on a year-to-year basis thereafter unless otherwise terminated by either party with at least 30 days' notice for providing research and development services.  During the year ended December 31, 2017 the contract was revised whereby the Company would pay the consultant CAD $4,000 per month retroactively beginning January 1, 2017.

g)
Entered into a Material Transfer Agreement effective March 31, 2017 with Proactive Immune Sciences Corporation ("Proactive") for a term of 1 year.  The Company will furnish AAGP™ at no cost to Proactive so that they may test and evaluate AAGP™ for possible use in Immune Cell Banking.

The Company was delinquent in filing certain income tax returns with the U.S. Internal Revenue Service and reports disclosing its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBARs"). In September 2015, the Company filed the delinquent income tax returns and has sought waivers of any penalties under the IRS Offshore Voluntary Disclosure Program for late filing of the returns and FBARs.  Under the program, the IRS has indicated that it will not impose a penalty for the failure to file delinquent income tax returns if there are no underreported tax liabilities.  On November 30, 2017, the Company received a letter from the IRS concluding their review of the Company's tax returns under the program and accepting the returns as filed.  No penalties have been assessed by the IRS to date, and management does not believe that the Company will incur any penalties relating to the tax years submitted under the program.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

Note 12.  Income Taxes

As a Nevada corporation, the Company is liable for taxes in the United States.  As of December 31, 2017, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements (December 31, 2016 – none).

The Company has tax losses of approximately $27,800,000 (December 31, 2016 - $27,200,000) to reduce future taxable income.  The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $9,500,000 (December 31, 2016 - $9,200,000).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.  The difference between the Company's statutory income tax rate of (34%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carry forwards.

Note 13. Subsequent Events

Subsequent to the year ended December 31, 2017, the Company:

a)	Issued a total of 2,359,240 shares of common stock to its President and CEO as settlement of principal and interest owing on the Notes (Note 10).

b)	Issued 1,000,000 shares of common stock to investors at $0.05 for gross proceeds of $50,000.

c)
Entered into a consulting agreement with an effective date of January 1, 2018 whereby the Company would pay the consultant $1,000 per month for providing public relations and strategic media relations services for a term of one year. Pursuant to the agreement, the consultant was also granted 400,000 stock options exercisable into common shares of the Company until December 31, 2022 at a price of $0.06 per share. The options vest in equal instalments on a quarterly basis beginning March 31, 2018.

d)
Entered into a consulting agreement for research and investor relation services effective January 1, 2018. The consultant was granted 400,000 stock options exercisable into common shares of the Company until December 31, 2022 at a price of $0.06 per share. The options vest in equal instalments on a quarterly basis beginning March 31, 2018.