Form 10-Q
period 2018-03-31
ProtoKinetix, Inc.
filed 2018-04-26
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 26, 2018, there were 254,711,673 shares of ProtoKinetix, Incorporated that were issued and outstanding.

PROTOKINETIX, INCORPORATED
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Balance Sheets	3

Unaudited Condensed Statements of Operations	4

Unaudited Condensed Statement of Stockholders’ Equity	5

Unaudited Condensed Statements of Cash Flows	6

Notes to Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosure	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	26

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$192,147	$302,942
Prepaid expenses and deposits (Notes 3 and 11)	58,675	62,127
Total current assets	250,822	365,069

Intangible assets (Note 4)	155,181	153,028

Total assets	$406,003	$518,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$7,731	$26,906
Promissory notes payable (Note 10)	-	117,656
Total current liabilities	7,731	144,562
Stockholders’ Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 254,711,673 and 251,352,433 shares issued and outstanding as at March 31, 2018 and December 31, 2017 respectively (Note 9)	1,362	1,344
Additional paid-in capital	30,837,384	30,506,094
Accumulated deficit	(30,440,474)	(30,133,903)
Total stockholders’ equity	398,272	373,595
Total liabilities and stockholders’ equity	$406,003	$518,097

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 11)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2018 and 2017

	Three months ended March 31, 2018	Three months ended March 31, 2017

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750
General and administrative	17,437	32,133
Professional fees (Note 10)	39,139	42,952
Research and development	84,616	69,038
Share-based compensation (Note 7 and 10)	163,346	230,516

	(305,288)	(375,389)

OTHER ITEM
Foreign exchange gain or (loss)	(1,283)	25

Loss for the period	$(306,571)	$(375,364)

Loss per common share (basic and diluted)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	254,263,774	226,457,836

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
For the Period from December 31, 2017 to March 31, 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2017	251,352,433	$1,344	$30,506,094	$(30,133,903)	$373,535

Issuance of common stock pursuant to private placement offering	1,000,000	5	49,995	-	50,000
Issuance of common stock pursuant to settlement of promissory notes	2,359,240	13	117,949		117,962
Fair value of compensatory options issued	-	-	163,346	-	163,346

Net loss for the period	-	-	-	(306,571)	(306,571)

Balance, March 31, 2018	254,711,673	$1,362	$30,837,384	$(30,440,474)	$398,272

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2018 and 2017

	Three Months ended March 31, 2018	Three Months ended March 31, 2017

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(306,571)	$(375,364)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	750	750
Fair value of compensatory options granted	163,346	230,516
Interest accrued	306	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	3,452	28,862
Accounts payable and accrued liabilities	(19,175)	4,648

Net cash used in operating activities	(157,892)	(110,588)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(2,903)	(31,255)

Net cash used in investing activities	(2,903)	(31,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	50,000	320,000

Net cash from financing activities	50,000	320,000

Net change in cash	(110,795)	178,157

Cash, beginning of period	302,942	371,029

Cash, end of period	$192,147	$549,186

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued to settle promissory notes	$117,962	$-
Intangible asset costs previously included in accounts payable and accrued liabilities	-	3,631
Intangible asset costs previously included in prepaid expenses and deposits	-	15,614

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2018

Note 1.  Basis of Presentation – Going Concern Uncertainties

ProtoKinetix, Incorporated (the “Company”), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

The Company is currently researching the benefits and feasibility of synthesized Antifreeze Glycoproteins (“AFGP”) or anti-aging glycoproteins, trademarked AAGP.  During the year ended December 31, 2015, the Company acquired certain patents and rights for cash consideration of $30,000 (25,000 Euros), as well as additional patent applications for cash consideration of $10,000 and 6,000,000 share purchase warrants with a fair value of $25,000 (Note 4).

During the year ended December 31, 2016, the Company filed Form 51-105F1 – Notice – OTC Issuer Ceases to be an OTC Reporting Issuer with the British Columbia Securities Commission (“BCSC”).

The Company’s financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, filed March 9, 2018, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2018

Note 2. Summary of Significant Accounting Policies (cont’d)

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to valuation of equity related instruments issued and deferred income taxes.

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

Level 1 inputs are used to measure cash. At March 31, 2018 there were no other assets or liabilities subject to additional disclosure.

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
March 31, 2018

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

As at March 31, 2018, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at March 31, 2018.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 43,900,000 stock options (March 31, 2017 – 45,100,000), 6,500,000 warrants (March 31, 2017 – 6,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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
March 31, 2018

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

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recent Accounting Pronouncements

Accounting Standards Update 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting pronouncement, which went into effect December 12, 2017, is far reaching and covers several presentation areas dealing with measurement, impairment, assumptions used in estimating fair value and several other areas. The adoption of this guidance did not have a material impact on the Company’s financial statements.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2018

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

Note 3.   Prepaid Expenses and Deposits

The following summarizes the Company’s prepaid expenses and deposits outstanding as at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Deposit on research agreements (Note 11(c))	$54,535	$61,077
Other prepaid expenses	4,140	1,050

	$58,675	$62,127

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2018

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2016	$30,000	$75,181	$105,181
Additions	-	55,347	55,347
Balance, December 31, 2017	$30,000	$130,528	$160,528
Additions	-	2,903	2,903
Balance, March 31, 2018	$30,000	$133,431	$163,431

Accumulated amortization
Balance, December 31, 2016	$4,500	$-	$4,500
Amortization	3,000	-	3,000
Balance, December 31, 2017	$7,500	$-	$7,500
Amortization	750	-	750
Balance, March 31, 2018	$8,250	$-	$8,250

Net carrying amounts
December 31, 2017	$22,500	$130,528	$153,028
March 31, 2018	$21,750	$133,431	$155,181

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the three month period ended March 31, 2018, the Company recorded $750
(2017 - $750) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $98,431 in direct costs relating to the Patent Application Rights, $2,903 of which were incurred during the three month period ended March 31, 2018.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2018

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

No amortization was recorded on the Patent Application Rights to March 31, 2018.

Note 5.  Credit Facility

On June 16, 2016, the Company executed a line of credit arrangement for an amount of up to $250,000 with Pleasants County Bank, West Virginia.  Pursuant to the terms of the line of credit, interest will accrue on the amount of credit outstanding at a rate of 1.5% above the prime rate adjusted monthly.  The Company’s President and CEO pledged personal assets to secure the line of credit and the Company pledged its patent rights in the provisional patent application numbered 62287857, dated January 21, 2016, “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells”.  During the year ended December 31, 2017, the line of credit was canceled, and the pledged assets were released.  As at March 31, 2018 and December 31, 2017, the balance outstanding was $nil.

Note 6.  Common Shares Issued for Services

During the three month periods ended March 31, 2018 and 2017, the Company issued shares of common stock for services and other value rendered as follows:

2018	Number of Shares	Value per Share	Total

January - March 2018	-	$-	$-
	-		$-

2017	Number of Shares	Value per Share	Total

January - March 2017	-	$-	$-
	-		$-

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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2018

Note 7.  Stock Options (cont’d)

As of March 31, 2018, 25,000,000 options and no shares of common stock have been granted and are outstanding under the 2017 Plan.

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

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2017	44,100,000	0.06	0.05
Options expired	(1,000,000)	0.05	0.05
Options granted	800,000	0.06	0.06
Outstanding, March 31, 2018	43,900,000	0.06	0.05	2.46

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2018

Note 7.  Stock Options (cont’d)

The fair values of the stock options granted during the three month periods ended March 31, 2018 and 2017 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	March 31, 2018	March 31, 2017
Risk-free interest rate	1.38%	1.05%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	3.60 years	3.44 years

The following non-qualified stock options were outstanding and exercisable at March 31, 2018:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
			$
February 25, 2020	0.04	2,000,000	-
February 28, 2020	0.04	5,000,000	5,000,000
June 30, 2018	0.10	600,000	600,000
December 31, 2019	0.08	11,000,000	11,000,000
October 05, 2018	0.08	300,000	300,000
December 31, 2020	0.05	12,200,000	12,200,000
August 31, 2021	0.06	11,000,000	5,000,000
November 14, 2021	0.07	1,000,000	250,000
December 31, 2022	0.06	800,000	200,000
		43,900,000	34,550,000

As at March 31, 2018, the aggregate intrinsic value of the Company’s stock options is $223,000 (December 31, 2017 – $272,000). The weighted average fair value of stock options granted during the three month period ended March 31, 2017 is $0.05 (2017 - $0.06).

Note 8.  Warrants

Warrant transactions for the three month period ended March 31, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2017 and March 31, 2018	6,500,000	$0.11

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2018

Note 8.  Warrants (cont’d)

The following warrants were outstanding and exercisable as at March 31, 2018:

Number of Warrants	Exercise Price ($)	Expiry Date
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
6,500,000

Note 9.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2017 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2018 (December 31, 2017 - $nil).

During the three month period ended March 31, 2018, the Company:

a)    Issued 1,000,000 shares of common stock to investors at $0.05 for gross proceeds of $50,000.

b)   Issued 2,359,240 shares common stock to the Company’s President and CEO to settle two promissory notes  (plus accrued interest) totaling $117,962.

Note 10. Related Party Transactions and Balances

During the three months ended March 31, 2017, the Company:

a)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2017. The agreement also stipulates a termination fee that would pay the Company’s President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control.  In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of a sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement.  Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2017. This agreement was amended during the year ended December 31, 2017 to extend the term to December 31, 2018.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2018

Note 10. Related Party Transactions and Balances (cont’d)

b)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company’s CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2017.  The agreement also stipulates a termination fee that would pay the Company’s CFO $72,000 per year of service (including the pro-rata amount for partial years of service) if terminated without cause or upon termination due to a change of control event.  Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2017.  A total of $18,000 was paid to the Company’s CFO during the period ended March 31, 2017.

c)
Entered into a directorship agreement with an effective date of January 1, 2017 with a director of the Company.  Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2017. This agreement was amended during the year ended December 31, 2017 to extend the term to December 31, 2018.

d)	Recognized $99,137 in share-based compensation associated with stock options granted to key management personnel.

During the three months ended March 31, 2018, the Company:

a)
On November 14, 2017, the Company entered into a consulting agreement with the newly appointed CFO whereby he will be compensated at a monthly fee of $5,000. A total of $15,000 was paid or accrued to the Company’s CFO during the period ended March 31, 2018.

b)	Issued a total of 2,359,240 shares of common stock to its President and CEO as settlement of principal and interest owing on two promissory notes (Note 9).

c)	Recognized $99,014 in share-based compensation associated with stock options granted to key management personnel.

As at March 31, 2018 and December 31, 2017, the following amounts are due to related parties:

		March 31, 2018	December 31, 2017
Clarence Smith (CEO)	Promissory notes payable (and interest)	$-	$117,656

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2018

Note 11.  Commitments and Contingency

As at March 31, 2018, the Company has the following commitments:

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

c)
Entered into a Collaborative Research Agreement (the “CREA”) effective May 31, 2016 with The University of British Columbia (“UBC”) for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, and will be required to pay an additional CAD $201,500 within 12 months from the effective date of the CREA in advance of services to be provided by UBC in the second year. The CREA can be terminated by either party with 30 days’ written notice.  As at March 31, 2018, a total of $24,430 is included in prepaid expenses and deposits (December 31, 2017 - $61,077).  On January 4, 2018, the Company entered into an additional agreement with UBC. Pursuant to this additional agreement, the Company paid CAD $50,001 for research services to be provided over a term of 1 year. As at March 31, 2018, a total of $30,105 is included in prepaid expenses and deposits (December 31, 2017 - $61,077).

d)
Entered into a consulting agreement effective January 1, 2018, whereby the Company would pay the consultant $1,000 per month for a term of 1 year, unless otherwise terminated by either party with at least 30 days’ notice, for providing public relations services. The consultant was also entitled to 400,000 shares of common stock, which were issued at a rate of 25% (100,000 shares) every 3 months over the initial term of the agreement.

e)
Entered into a royalty agreement with the Governors of the University of Alberta (the “University”) whereby the University had developed certain intellectual property (the “Additional Patent Rights”) in conjunction with and by permission of the Company employing patented intellectual property of the Company. The agreement assigns the Additional Patent Rights to the Company in return for 5% of any future gross revenues (the “Royalty”) derived from products arising from the Patent Rights. The Company had the right to buy out all of the University’s Royalty for consideration of the aggregate sum of CAD $5,000,000, however, the option expired during the year ended December 31, 2017.

The Company was delinquent in filing certain income tax returns with the U.S. Internal Revenue Service and reports disclosing its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). In September 2015, the Company filed the delinquent income tax returns and has sought waivers of any penalties under the IRS Offshore Voluntary Disclosure Program for late filing of the returns and FBARs.  Under the program, the IRS has indicated that it will not impose a penalty for the failure to file delinquent income tax returns if there are no underreported tax liabilities.  On November 30, 2017, the Company received a letter from the IRS concluding their review of the Company’s tax returns under the program and accepting the returns as filed.  No penalties have been assessed by the IRS to date, and management does not believe that the Company will incur any penalties relating to the tax years submitted under the program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the three month period ended March 31, 2018 and 2017, and our financial condition, liquidity and capital resources as of March 31, 2018, and December 31, 2017.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements
The information discussed in this Quarterly Report on Form 10-Q include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, among others:

•	Our capital requirements and the uncertainty of being able to obtain additional funding on terms acceptable to us;
•	Our plans to develop and commercialize products from the AAGP® molecule;
•	Ongoing testing of the AAGP® molecule;
•	Our intellectual property position;
•	Our commercialization, marketing and manufacturing capabilities and strategy;
•	Our ability to retain key members of our senior management and key scientific consultants;
•	The effects of competition;
•	Our potential tax liabilities resulting from conducting business in the United States and Canada;
•	The effect of further sales or issuances of our common stock and the price and volume volatility of our common stock; and
•	Our common stock’s limited trading history.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Business Overview

ProtoKinetix, Incorporated is a research and development stage bio-technology company focused on scientific medical research of AFGPs (Anti-Freeze Glycoproteins) or anti-aging glycoproteins, trademarked as AAGP®.  The Company has recently been in the process of directing major efforts to the practical side of commercial validation.  The commercial applications for AAGP® in large markets such as targeted health care solutions are numerous, and ProtoKinetix is currently working with researchers, business leaders and advisors and commercial entities to bring AAGP® to market.

Results of Operations

The following table shows selected financial data and operating results for the periods noted.  Following the table, please see management’s discussion of significant changes.
	For the Three Months Ended
	March 31,
	2018	2017
Revenues	$-	$-
Cost of Sales	-	-
Gross (Loss) Profit	-	-
Operating Expenses
Amortization	$750	$750
General and Administrative	17,437	32,133
Professional Fees	39,139	42,952
Research and Development	84,616	69,038
Share-Based Compensation	163,346	230,516
Total Operating Expenses	305,288	375,389
Loss from Operations	(305,288)	(375,389)

Other Income
Foreign Exchange Gain	(1,283)	25
Total Other Income	(1,283)	25
Net Loss	$(306,571)	(375,364)
Revenues
We had no revenues for the three month periods ended March 31, 2018 and 2017.

Gross Profit and Expenses
The Company’s net loss was $306,571 for the three month period ended March 31, 2018 compared to $375,364 for the three month period ended March 31, 2017.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior three month period ended March 31, 2017 include:

•	Professional fees decreased by $3,813 from $42,952 to $39,139 primarily as a result of a decrease in accounting fees associated with Company operations.
•
Research and development increased by $15,578 from $69,038 to $84,616 primarily as a result of additional spending for  expanded testing of effects of glycopeptides on bone marrow stem cell engraphment and antibody production with the University of British Columbia.

•	Share-based compensation decreased by $67,170 from $230,516 to $163,346 primarily as a result of a decrease in stock option valuation for the current year.

Liquidity and Capital Resources
The following summarizes our statements of cash flows at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Cash	$192,147	$302,942

Working Capital	$243,091	$220,507

At March 31, 2018, we had $192,147 in cash and $250,822 in total current assets.  As of March 31, 2018, we had a working capital equity position of $243,091. Based upon our working capital equity as of March 31, 2018, we require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.   There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $47,304 from $110,588 to $157,892 for the three months ended March 31, 2017 and 2018, respectively.  This increase was predominantly due to an increase in payments made to the Company’s vendors along with a increased spending for research and development.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,903 for the three month period ended March 31, 2018 while the Company had net cash used in investing activities of $31,255 for the comparative period.  The difference is attributable to a decrease in the purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $270,000 from $320,000 to $50,000 for the three months ended March 31, 2017 and 2018, respectively due to a decrease in funding from private placements.

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

Share-Based Compensation

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the “Plan”).  The Company has granted warrants and options to purchase shares of the Company’s common stock to various parties for consulting services outside of the Plan, and beginning July 1, 2015 and ending December 31, 2016 pursuant to the Plan.  On December 30, 2016, the Board of Directors of the Company adopted the 2017 Stock Option and Stock Bonus Plan (the “2017 Plan”). During the three month period ended March 31, 2018, the Company granted options to purchase a total of 800,000 shares of common stock to two consultants pursuant to the 2017 Plan.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2018.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of March 31, 2018 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 9, 2018, and such risk factors are incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2018, the Company issued options to purchase a total of 800,000 shares of common stock at $0.06 per share to two consultants pursuant to the 2017 Plan.  For these grants of options, no solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”) and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.

On January 12, 2018, the Company issued 1,000,000 shares of common stock at a price of $0.05 per share to an accredited investor for a total of $50,000 in gross proceeds pursuant to a private placement.

As previously reported on the Current Report on Form 8-K filed on November 9, 2017, Clarence E. Smith, the Company’s President and Chief Executive Officer, entered into an unsecured promissory note with the Company in the amount of $86,000 on October 23, 2017, and a second unsecured promissory note in the amount of $30,000 on November 3, 2017.

On January 12, 2018, the Company cancelled both promissory notes for a total of $117,962 of principal and interest in exchange for the issuance of 2,359,240 shares of common stock of the Company to Mr. Smith, at a price of $0.05.

For both sales of common stock of the Company on January 12, 2018, no solicitation was used in the offerings.  The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed previously on September 21, 2017.

Other than previously reported, there have been no unregistered sales of equity securities during the three month period ended March 31, 2018.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.
Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
4.2	2017 Stock Option and Stock Bonus Plan[3]
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[4]
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016[5]
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016[3]
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016[3]
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016[10]
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017[9]
10.7	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017[9]
10.8	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017[9]
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017.[8]
10.10	Unsecured Promissory Note issued by ProtoKinetix, Incorporated to Clarence E. Smith dated October 23, 2017.[7]
10.11	Unsecured Promissory Note issued by ProtoKinetix, Incorporated to Clarence E. Smith dated November 3, 2017.[7]
14.1	Code of Ethics[6]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
6.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 13, 2006 with the SEC.
7.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 9, 2017 with the SEC.
8.	Incorporated by reference from the Company’s Quarterly Report on Form 8-K filed on November 15, 2017 with the SEC.
9.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.
10.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2018	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer