Form 10-Q
period 2018-06-30
ProtoKinetix, Inc.
filed 2018-07-24
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 23, 2018, there were 257,952,433 shares of ProtoKinetix, Incorporated that were issued and outstanding.

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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$214,408	$302,942
Prepaid expenses and deposits (Notes 3 and 11)	62,489	62,127
Total current assets	276,897	365,069

Intangible assets (Note 4)	161,106	153,028

Total assets	$438,003	$518,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$5,420	$26,906
Promissory notes payable (Note 10)	-	117,656
Total current liabilities	5,420	144,562
Stockholders’ Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 257,952,433 and 251,352,433 shares issued and outstanding as at June 30, 2018 and December 31, 2017 respectively (Note 9)	1,379	1,344
Additional paid-in capital	31,216,009	30,506,094
Accumulated deficit	(30,784,805)	(30,133,903)
Total stockholders’ equity	432,583	373,595
Total liabilities and stockholders’ equity	$438,003	$518,097

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 11)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six Months Ended June 30, 2018 and 2017

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$1,500	$1,500
General and administrative	25,600	29,804	43,037	61,937
Professional fees (Note 10)	29,134	24,322	68,273	67,274
Research and development	70,456	86,235	155,072	155,273
Share-based compensation (Note 10)	216,604	186,025	379,950	416,541

	(342,544)	(327,136)	(647,832)	(702,525)

OTHER ITEM
Foreign exchange loss	(1,787)	(4,259)	(3,070)	(4,234)

Net loss for the period	$(344,331)	$(331,395)	$(650,902)	$(706,759)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	254,909,923	245,952,433	254,588,634	228,044,331

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
For the Period from December 31, 2017 to June 30, 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2017	251,352,433	$1,344	$30,506,094	$(30,133,903)	$373,535

Issuance of common stock pursuant to private placement offering	4,240,760	22	212,016	-	212,038
Issuance of common stock pursuant to settlement of promissory notes	2,359,240	13	117,949		117,962
Fair value of compensatory options issued	-	-	379,950	-	379,950

Net loss for the period	-	-	-	(650,902)	(650,902)

Balance, June 30, 2018	257,952,433	$1,379	$31,216,009	$(30,784,805)	$432,583

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2018 and 2017

	Six Months ended June 30, 2018	Six Months ended June 30, 2017

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(650,902)	$(706,759)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	1,500	1,500
Fair value of compensatory options granted	379,950	416,541
Interest accrued	306	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(362)	(87,730)
Accounts payable and accrued liabilities	(21,486)	(36, 295)

Net cash used in operating activities	(290,994)	(412,743)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(9,578)	(40,009)

Net cash used in investing activities	(9,578)	(40,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	212,038	320,000

Net cash from financing activities	212,038	320,000

Net change in cash	(88,534)	(132,752)

Cash, beginning of period	302,942	371,029

Cash, end of period	$214,408	$238,277

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued to settle promissory notes	$117,962	$-
Intangible asset costs previously included in accounts payable and accrued liabilities	-	3,631
Intangible asset costs previously included in prepaid expenses and deposits	-	15,614

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2018

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2018

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

Level 1 inputs are used to measure cash. At June 30, 2018, there were no other assets or liabilities subject to additional disclosure.

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
June 30, 2018

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

As at June 30, 2018, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at June 30, 2018.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 43,300,000 stock options (June 30, 2017 – 44,100,000), 6,500,000 warrants (June 30, 2017 – 6,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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
June 30, 2018

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
June 30, 2018

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

Note 3.   Prepaid Expenses and Deposits

The following summarizes the Company’s prepaid expenses and deposits outstanding as at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Deposit on research agreements (Note 11(c))	$61,439	$61,077
Other prepaid expenses	1,050	1,050

	$62,489	$62,127

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2018

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2016	$30,000	$75,181	$105,181
Additions	-	55,347	55,347
Balance, December 31, 2017	$30,000	$130,528	$160,528
Additions	-	9,578	9,578
Balance, June 30, 2018	$30,000	$140,106	$170,106

Accumulated amortization
Balance, December 31, 2016	$4,500	$-	$4,500
Amortization	3,000	-	3,000
Balance, December 31, 2017	$7,500	$-	$7,500
Amortization	1,500	-	1,500
Balance, June 30, 2018	$9,000	$-	$9,000

Net carrying amounts
December 31, 2017	$22,500	$130,528	$153,028
June 30, 2018	$21,000	$140,106	$161,106

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the six month period ended June 30, 2018, the Company recorded $1,500 (2017 - $1,500)  in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $105,106 in direct costs relating to the Patent Application Rights, $9,578 of which were incurred during the six month period ended June 30, 2018.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2018

Note 4.  Intangible Assets (cont’d)

During the year ended December 31, 2016, the Company entered into a Universal Assignment with Grant Young for the assignment of his ownership of certain new and useful improvements in an invention entitled “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells” (the “New Patent Application Rights”).  In exchange for the New Patent Application Rights, the Company agreed to pay $1 (paid).  The Company incurred $2,415 in direct costs relating to the New Patent Application Rights during the year ended December 31, 2016. No amortization was recorded on the Patent Application Rights to June 30, 2018.

Note 5.  Credit Facility

On June 16, 2016, the Company executed a line of credit arrangement for an amount of up to $250,000 with Pleasants County Bank, West Virginia.  Pursuant to the terms of the line of credit, interest will accrue on the amount of credit outstanding at a rate of 1.5% above the prime rate adjusted monthly.  The Company’s President and CEO pledged personal assets to secure the line of credit and the Company pledged its patent rights in the provisional patent application numbered 62287857, dated January 21, 2016, “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells”.  During the year ended December 31, 2017, the line of credit was canceled, and the pledged assets were released.  As at June 30, 2018 and December 31, 2017, the balance outstanding was $nil.

Note 6.  Common Shares Issued for Services

During the six month periods ended June 30, 2018 and 2017, the Company did not isssue any shares of common stock for services.

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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2018

Note 7.  Stock Options (cont’d)

As of June 30, 2018, 25,000,000 options and no shares of common stock have been granted and are outstanding under the 2017 Plan.

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

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price		Weighted Average Fair Value		Weighted Average Remaining Life
		$		$		(Years)
Outstanding, December 31, 2017	44,100,000		0.06		0.05
Options expired	(1,600,000)		0.07		0.06
Options granted	800,000		0.06		0.08
Outstanding, June 30, 2018	43,300,000		0.06		0.05	2.25

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2018

Note 7.  Stock Options (cont’d)

The fair values of the stock options granted during the six month periods ended June 30, 2018 and 2017 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	June 30, 2018	June 30, 2017
Risk-free interest rate	1.49%	1.05%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	3.71 years	3.46 years

The following non-qualified stock options were outstanding and exercisable at June 30, 2018:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
			$
February 25, 2020	0.04	2,000,000	-
February 28, 2020	0.04	5,000,000	5,000,000
December 31, 2019	0.08	11,000,000	11,000,000
October 05, 2018	0.08	300,000	300,000
December 31, 2020	0.05	12,200,000	12,200,000
August 31, 2021	0.06	11,000,000	8,250,000
November 14, 2021	0.07	1,000,000	500,000
December 31, 2022	0.06	800,000	400,000
		43,300,000	37,650,000

As at June 30, 2018, the aggregate intrinsic value of the Company’s stock options is $1,758,000 (December 31, 2017 – $272,000). The weighted average fair value of stock options granted during the six month period ended June 30, 2018 is $0.08 (2017 - $0.06).

Note 8.  Warrants

Warrant transactions for the six month period ended June 30, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2017 and June 30, 2018	6,500,000	$0.11

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2018

Note 8.  Warrants (cont’d)

The following warrants were outstanding and exercisable as at June 30, 2018:

Number of Warrants	Exercise Price ($)	Expiry Date
500,000	0.25	November 8, 2018
6,000,000	0.10	April 22, 2020
6,500,000

Note 9.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2017 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2018 (December 31, 2017 - $nil).

During the six month period ended June 30, 2018, the Company:

a)    Issued 4,240,760 shares of common stock to investors at $0.05 for gross proceeds of $212,051.

b)   Issued 2,359,240 shares of common stock to the Company’s President and CEO to settle two promissory notes (plus accrued interest) totaling $117,962.

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
June 30, 2018

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

During the six months ended June 30, 2018, the Company:

a)
On November 14, 2017, the Company entered into a consulting agreement with the newly appointed CFO whereby he will be compensated at a monthly fee of $5,000. A total of $30,000 was paid or accrued to the Company’s CFO during the period ended June 30, 2018.

b)	Issued a total of 2,359,240 shares of common stock to its President and CEO as settlement of principal and interest owing on two promissory notes (Note 9).

c)	Recognized $372,532 in share-based compensation associated with stock options granted to key management personnel.

As at June 30, 2018 and December 31, 2017, the following amounts are due to related parties:

		June 30, 2018	December 31, 2017
Clarence Smith (CEO)	Promissory notes payable (and interest)	$-	$117,656

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2018

Note 11.  Commitments and Contingency

As at June 30, 2018, the Company has the following commitments:

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

c)
Entered into a Collaborative Research Agreement (the “CREA”) effective May 31, 2016 with The University of British Columbia (“UBC”) for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, as well as an additional CAD $201,500 within 12 months from the effective date of the CREA in advance of services to be provided by UBC in the second year. The CREA can be terminated by either party with 30 days’ written notice.  As at June 30, 2018, a total of $Nil is included in prepaid expenses and deposits.  On January 4, 2018, the Company entered into an additional agreement with UBC. Pursuant to this additional agreement, the Company paid CAD $50,001 for research services to be provided over a term of 1 year. As at June 30, 2018, a total of $20,070 is included in prepaid expenses and deposits (December 31, 2017 - $61,077). On June 30, 2018, the Company entered into an additional agreement with UBC. Pursuant to this additional agreement, the Company paid CAD $54,600 for research services to be provided over a term of 1 year. As of June 30, 2018, a total of $41,369 is included in prepaid expenses and deposits.

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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2018

Note 11.  Commitments and Contingency(cont’d)

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

The following discussion provides information regarding the results of operations for the six month period ended June 30, 2018 and 2017, and our financial condition, liquidity and capital resources as of June 30, 2018, and December 31, 2017.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Six Months Ended
	June 30,
	2018	2017
Revenues	$-	$-
Cost of Sales	-	-
Gross (Loss) Profit	-	-
Operating Expenses
Amortization	$1,500	$1,500
General and Administrative	43,037	61,937
Professional Fees	68,273	67,274
Research and Development	155,072	155,273
Share-Based Compensation	379,950	416,541
Total Operating Expenses	647,832	702,525
Loss from Operations	(647,832)	(702,525)

Other Income
Foreign Exchange Gain	(3,070)	(4,234)
Total Other Income	(3,070)	(4,234)
Net Loss	$(650,902)	(706,759)

Revenues
We had no revenues for the six month periods ended June 30, 2018 and 2017.

Gross Profit and Expenses
The Company’s net loss was $650,902 for the six month period ended June 30, 2018 compared to $706,759 for the six month period ended June 30, 2017.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior six month period ended June 30, 2017 include:

General and Administrative fees decreased by  $18,900 from $61,937 to $43,037 primarily as a result of a decrease in spending on advertising and public relations.

Research and development also remain relatively flat year over year with a decrease of only by $201 from $155,273 to $155,072 with the primary spending being testing of effects of glycopeptides on bone marrow stem cell engraphment and antibody production with the University of British Columbia.

Share-based compensation decreased by $36,591 from $416,541 to $379,950 primarily as a result of a decrease in management stock options for the current year.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Cash	$214,408	$302,942

Working Capital	$271,477	$220,507

At June 30, 2018, we had $214,408 in cash and $276,897 in total current assets.  As of June 30, 2018, we had a working capital equity position of $271,477. Based upon our working capital equity as of June 30, 2018, we require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $121,749 from $412,743 to $290,994 for the six months ended June 30, 2017 and 2018, respectively.  This decrease was predominantly due to a decrease in compensatory stock options awarded to management.

Net Cash Used in Investing Activities

Net cash used in investing activities was $9,578 for the six month period ended June 30, 2018 while the Company had net cash used in investing activities of $40,009 for the comparative period.  The difference is attributable to a decrease in the purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $107,962 from $320,000 to $212,038 for the six months ended June 30, 2017 and 2018, respectively due to a decrease in funding from private placements.

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

Share-Based Compensation

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the “Plan”).  The Company has granted warrants and options to purchase shares of the Company’s common stock to various parties for consulting services outside of the Plan, and beginning July 1, 2015 and ending December 31, 2016 pursuant to the Plan.  On December 30, 2016, the Board of Directors of the Company adopted the 2017 Stock Option and Stock Bonus Plan (the “2017 Plan”). During the six month period ended June 30, 2018, the Company granted options to purchase a total of 800,000 shares of common stock to two consultants pursuant to the 2017 Plan.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2018.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of June 30, 2018 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between June 22, 2018 and June 29, 2018, the Company issued a total of 3,240,760 shares of common stock at a price per share of $0.05 for gross proceeds of $162,038 to accredited investors pursuant to a private placement, of which 840,760 shares of common stock were issued to Clarence E. Smith, the Company’s President and Chief Executive Officer for $42,038.

For these sales of common stock of the Company no solicitation was used in the offerings.  The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed previously on September 21, 2017 and an amended Form D was filed with the SEC on July 9, 2018.

Other than previously reported, there have been no unregistered sales of equity securities during the six month period ended June 30, 2018.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.
Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
4.2	2017 Stock Option and Stock Bonus Plan[3]
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[4]
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016[5]
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016[3]
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016[3]
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016[9]
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017[8]
10.7	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017[8]
10.8	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017[8]
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017.[7]
14.1	Code of Ethics[6]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
6.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 13, 2006 with the SEC.
7.	Incorporated by reference from the Company’s Quarterly Report on Form 8-K filed on November 15, 2017 with the SEC.
8.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.
9.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 24, 2018	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer