Form 10-Q
period 2018-09-30
ProtoKinetix, Inc.
filed 2018-10-26
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 25, 2018, there were 257,952,433 shares of ProtoKinetix, Incorporated that were issued and outstanding.

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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$110,497	$302,942
Prepaid expenses and deposits (Notes 3 and 11)	11,084	62,127
Total current assets	121,581	365,069

Intangible assets (Note 4)	178,724	153,028

Total assets	$300,305	$518,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,020	$26,906
Promissory notes payable (Note 10)	-	117,656
Total current liabilities	5,020	144,562
Stockholders’ Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 257,952,433 and 251,352,433 shares issued and outstanding as at September 30, 2018 and December 31, 2017 respectively (Note 9)	1,379	1,344
Additional paid-in capital	31,450,486	30,506,094
Accumulated deficit	(31,156,580)	(30,133,903)
Total stockholders’ equity	295,285	373,595
Total liabilities and stockholders’ equity	$300,305	$518,097

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 11)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine Months Ended September 30, 2018 and 2017

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$2,250	$2,250
General and administrative	13,723	12,500	56,757	74,437
Professional fees (Note 10)	30,001	42,549	98,274	109,823
Research and development	92,823	72,857	247,896	228,130
Share-based compensation (Notes 7 and 10)	234,476	170,536	614,427	587,077

	(371,773)	(299,192)	(1,019,604)	(1,001,717)

OTHER ITEM
Foreign exchange loss	(2)	(100)	(3,073)	(4,334)

Net loss for the period	$(371,775)	$(299,292)	$(1,022,677)	$(1,006,051)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	257,952,433	247,148,085	255,722,222	245,315,070

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
For the Period from December 31, 2017 to September 30, 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2017	251,352,433	$1,344	$30,506,094	$(30,133,903)	$373,535

Issuance of common stock pursuant to private placement offering	4,240,760	22	212,016	-	212,038
Issuance of common stock pursuant to settlement of promissory notes	2,359,240	13	117,949		117,962
Fair value of compensatory options issued	-	-	614,427	-	614,427

Net loss for the period	-	-	-	(1,022,677)	(1,022,677)

Balance, September 30, 2018	257,952,433	$1,379	$31,450,486	$(31,156,580)	$295,285

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2018 and 2017

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(1,022,677)	$(1,006,051)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	2,250	2,250
Fair value of compensatory options granted	614,427	587,077
Interest accrued	306	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(51,043)	(42,953)
Accounts payable and accrued liabilities	(21,886)	(25,034)

Net cash used in operating activities	(376,537)	(484,711)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(27,946)	(40,176)

Net cash used in investing activities	(27,946)	(40,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	212,038	540,000

Net cash from financing activities	212,038	540,000

Net change in cash	(192,445)	(15,113)

Cash, beginning of period	302,942	371,029

Cash, end of period	$110,497	$386,142

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued to settle promissory notes	$117,962	$-
Intangible asset costs previously included in accounts payable and accrued liabilities	-	3,631
Intangible asset costs previously included in prepaid expenses and deposits	-	15,614
Intangible asset costs included in accounts payable and accrued liabilities	-	3,188
See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2018

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
September 30, 2018

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

Level 1 inputs are used to measure cash. At September 30, 2018, there were no other assets or liabilities subject to additional disclosure.

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
September 30, 2018

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

As at September 30, 2018, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at September 30, 2018.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 43,900,000 stock options (September 30, 2017 – 55,100,000), 6,500,000 warrants (September 30, 2017 – 6,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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
September 30, 2018

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
September 30, 2018

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

Note 3.   Prepaid Expenses and Deposits

The following summarizes the Company’s prepaid expenses and deposits outstanding as at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Deposit on research agreements (Note 11(c))	$10,034	$61,077
Other prepaid expenses	1,050	1,050

	$11,084	$62,127

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2018

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2016	$30,000	$75,181	$105,181
Additions	-	55,347	55,347
Balance, December 31, 2017	$30,000	$130,528	$160,528
Additions	-	27,946	27,946
Balance, September 30, 2018	$30,000	$158,474	$188,474

Accumulated amortization
Balance, December 31, 2016	$4,500	$-	$4,500
Amortization	3,000	-	3,000
Balance, December 31, 2017	$7,500	$-	$7,500
Amortization	2,250	-	2,250
Balance, September 30, 2018	$9,750	$-	$9,750

Net carrying amounts
December 31, 2017	$22,500	$130,528	$153,028
September 30, 2018	$20,250	$158,474	$178,724

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the nine month period ended September 30, 2018, the Company recorded $2,250 (2017 - $2,250) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $123,474 in direct costs relating to the Patent Application Rights, $27,946 of which were incurred during the nine month period ended September 30, 2018.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2018

Note 4.  Intangible Assets (cont’d)

During the year ended December 31, 2016, the Company entered into a Universal Assignment with Grant Young for the assignment of his ownership of certain new and useful improvements in an invention entitled “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells” (the “New Patent Application Rights”).  In exchange for the New Patent Application Rights, the Company agreed to pay $1 (paid).  The Company incurred $2,415 in direct costs relating to the New Patent Application Rights during the year ended December 31, 2016. No amortization was recorded on the Patent Application Rights to September 30, 2018.

Note 5.  Credit Facility

On June 16, 2016, the Company executed a line of credit arrangement for an amount of up to $250,000 with Pleasants County Bank, West Virginia.  Pursuant to the terms of the line of credit, interest will accrue on the amount of credit outstanding at a rate of 1.5% above the prime rate adjusted monthly.  The Company’s President and CEO pledged personal assets to secure the line of credit and the Company pledged its patent rights in the provisional patent application numbered 62287857, dated January 21, 2016, “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells”.  During the year ended December 31, 2017, the line of credit was canceled, and the pledged assets were released.  As at September 30, 2018 and December 31, 2017, the balance outstanding was $nil.

Note 6.  Common Shares Issued for Services

During the nine month periods ended September 30, 2018 and 2017, the Company did not issue shares of common stock for services or other value.

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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2018

Note 7.  Stock Options (cont’d)

As of September 30, 2018, 25,600,000 options and no shares of common stock have been granted and are outstanding under the 2017 Plan.

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

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price		Weighted Average Fair Value		Weighted Average Remaining Life
		$		$		(Years)
Outstanding, December 31, 2017	44,100,000		0.06		0.05
Options expired	(1,600,000)		0.07		0.03
Options granted	1,400,000		0.07		0.09
Outstanding, September 30, 2018	43,900,000		0.06		0.05	2.05

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2018

Note 7.  Stock Options (cont’d)

The fair values of the stock options granted during the nine month periods ended September 30, 2018 and 2017 were estimated using the Black-Scholes Option Pricing Model for total share-based compensation expense of $614,427
(2017 - $587,077).  The weighted average assumptions used in the pricing model for these options are as follows:

	September 30, 2018	September 30, 2017
Risk-free interest rate	1.51%	1.05%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	3.61 years	3.46 years

The following non-qualified stock options were outstanding and exercisable at September 30, 2018:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
			$
February 25, 2020	0.04	2,000,000	-
February 28, 2020	0.04	5,000,000	5,000,000
December 31, 2019	0.08	11,000,000	11,000,000
October 05, 2018	0.08	300,000	300,000
December 31, 2020	0.05	12,200,000	12,200,000
August 31, 2021	0.06	11,000,000	11,000,000
November 14, 2021	0.07	1,000,000	750,000
December 31, 2022	0.06	800,000	600,000
August 31, 2023	0.08	600,000	-
		43,900,000	40,850,000

As at September 30, 2018, the aggregate intrinsic value of the Company’s stock options is $2,209,000 (December 31, 2017 – $272,000). The weighted average fair value of stock options granted during the nine month period ended September 30, 2018 is $0.09 (2017 - $0.06).

Note 8.  Warrants

Warrant transactions for the nine month periods ended September 30, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2017 and September 30, 2018	6,500,000	$0.11

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2018

Note 8.  Warrants (cont’d)

The following warrants were outstanding and exercisable as at September 30, 2018:

Number of Warrants	Exercise Price ($)	Expiry Date
500,000	0.25	November 8,2018
6,000,000	0.10	April 22, 2020
6,500,000

Note 9.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2017 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2018 (December 31, 2017 - $nil).

During the nine month period ended September 30, 2018, the Company:

a)    Issued 4,240,760 shares of common stock to investors at $0.05 for gross proceeds of $212,038.

b)   Issued 2,359,240 shares of common stock to the Company’s President and CEO to settle two promissory notes (plus accrued interest) totaling $117,962. No gain or loss was realized on this transaction.

Note 10. Related Party Transactions and Balances

During the nine months ended September 30, 2017, the Company:

a)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company’s President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2017. The agreement also stipulated a termination fee that would pay the Company’s President and CEO $100,000 per year of service if terminated without cause or in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control.  In addition, the agreement stipulated that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of a sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement.  Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share.  The options vested in equal instalments on a quarterly basis beginning March 31, 2017. On September 1, 2017, the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew. The consulting agreement was also amended to grant an additional 5,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 7). The options vest quarterly in equal installments beginning December 31, 2017.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2018

Note 10. Related Party Transactions and Balances (cont’d)

b)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company’s former CFO whereby she was to be compensated at a monthly fee of $6,000 for services through to December 31, 2017.  The agreement also stipulated a termination fee that would pay the Company’s CFO $72,000 per year of service (including the pro-rata amount for partial years of service) if terminated without cause or upon termination due to a change of control event.  Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vested in equal instalments on a quarterly basis beginning March 31, 2017.  A total of $54,000 was paid to the Company’s CFO during the period ended September 30, 2017.

c)
Entered into a directorship agreement with an effective date of January 1, 2017 with a director of the Company.  Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vested in equal instalments on a quarterly basis beginning March 31, 2017. On September 1, 2017, the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew. The consulting agreement was also amended to grant an additional 1,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 7). The options vest quarterly in equal installments beginning December 31, 2017.

d)	Recognized $297,412 in share-based compensation associated with stock options granted to key management personnel.

During the nine months ended September 30, 2018, the Company:

a)
On November 14, 2017, the Company entered into a consulting agreement with the newly appointed CFO whereby he will be compensated at a monthly fee of $5,000. Pursuant to the agreement, he was also granted 1,000,000 stock options exercisable into common shares of the Company until November 14, 2021 at a price of $0.07 per share (Note 7). The options vest in equal instalments on a quarterly basis beginning February 14, 2018.  A total of $45,000 was paid or accrued to the Company’s CFO during the period ended September 30, 2018 which is included in professional fees.

b)	Issued a total of 2,359,240 shares of common stock to its President and CEO as settlement of principal and interest owing on two promissory notes (Note 9).

c)	Recognized $297,044 in share-based compensation associated with stock options granted to key management personnel.

As at September 30, 2018 and December 31, 2017, the following amounts are due to related parties:

		September 30, 2018	December 31, 2017
Clarence Smith (CEO)	Promissory notes payable (and interest)	$-	$117,656

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2018

Note 11.  Commitments and Contingency

As at September 30, 2018, the Company has the following commitments:

a)
Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.  Pursuant to the agreement, the consultant was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2017. On September 1, 2017 the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew. The consulting agreement was also amended to grant an additional 5,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 7).  The options vested quarterly in equal installments beginning December 31, 2017.

b)
Entered into a consulting agreement for business development services effective January 1, 2017.  The consultant was granted 1,200,000 stock options exercisable into common shares of the Company at a price of $0.05 per share until December 31, 2020 (Note 7).  The options vest in equal instalments on a quarterly basis beginning March 31, 2017.

c)
Entered into a Collaborative Research Agreement (the “CREA”) effective May 31, 2016 with The University of British Columbia (“UBC”) for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, as well as an additional CAD $201,500 ($146,585) within 12 months from the effective date of the CREA in advance of services to be provided by UBC in the second year. The CREA can be terminated by either party with 30 days’ written notice.  As at September 30, 2018, a total of $Nil is included in prepaid expenses and deposits (December 31, 2017 - $61,077).  On January 4, 2018, the Company entered into an additional agreement with UBC. Pursuant to this additional agreement, the Company paid CAD $50,001 ($40,140) for research services to be provided over a term of 1 year. As at September 30, 2018, a total of $10,034 is included in prepaid expenses and deposits pertaining to this additional agreement. On June 29, 2018, the Company entered into an additional agreement with UBC. Pursuant to this additional agreement, the Company paid CAD $54,600 ($41,369) for research services to be provided with an additional installment due in December 2018. As of September 30, 2018, a total of $Nil remains in prepaid expenses and deposits pertaining to this agreement.

d)
Entered into a consulting agreement effective January 1, 2018, whereby the Company would pay the consultant $1,000 per month for a term of 1 year, unless otherwise terminated by either party with at least 30 days’ notice, for providing public relations services. The consultant was also granted 400,000 stock options exercisable into common shares of the Company until December 31, 2022 at a price of $0.06 per share (Note 7). The options vest in equal instalments on a quarterly basis beginning March 31, 2018.

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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2018

Note 11.  Commitments and Contingency (cont’d)

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

The following discussion provides information regarding the results of operations for the nine month period ended September 30, 2018 and 2017, and our financial condition, liquidity and capital resources as of September 30, 2018, and December 31, 2017.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Nine Months Ended
	September 30,
	2018	2017
Operating Expenses
Amortization	$2,250	$2,250
General and administrative	56,757	74,437
Professional fees	98,274	109,823
Research and development	247,896	228,130
Share-based compensation	614,427	587,077
Total Operating Expenses	1,019,604	1,001,717
Loss from Operations	(1,019,604)	(1,001,717)

Other Income
Foreign Exchange Loss	(3,073)	(4,334)
Total Other Income	(3,073)	(4,334)
Net Loss	$(1,022,677)	(1,006,051)

Revenues
We had no revenues for the nine month periods ended September 30, 2018 and 2017.

Gross Profit and Expenses
The Company’s net loss was $1,022,677 for the nine month period ended September 30, 2018 compared to $1,006,051 for the nine month period ended September 30, 2017.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior nine month period ended September 30, 2017 include:

General and administrative fees decreased by $17,680 from $74,437 to $56,757 primarily as a result of a decrease in spending on advertising and public relations.
·
Research and development increased year over year with by $19,766 from $228,130 to $247,896 with the primary spending being testing of effects of glycopeptides on bone marrow stem cell engraphment and antibody production and retinal cell transplants with the University of British Columbia.
·
Share-based compensation increased by $27,350 from $587,077 to $614,427 primarily as a result of an increase in pricing for management stock options for the current year.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Cash	$110,497	$302,942

Working Capital	$116,561	$220,507

At September 30, 2018, we had $110,497 in cash and $121,581 in total current assets.  As of September 30, 2018, we had a working capital equity position of $116,561. Based upon our working capital equity as of September 30, 2018, we require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $108,174 from $484,711 to $376,537 for the nine months ended September 30, 2017 and 2018, respectively.  This decrease was predominantly due to a decrease in compensatory stock options awarded to management.

Net Cash Used in Investing Activities

Net cash used in investing activities was $27,946 for the nine month period ended September 30, 2018 while the Company had net cash used in investing activities of $40,176 for the comparative period.  The difference is attributable to a decrease in the purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $327,962 from $540,000 to $212,038 for the nine months ended September 30, 2017 and 2018, respectively due to a decline in funding from private placements.

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

Share-Based Compensation

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the “Plan”).  The Company has granted warrants and options to purchase shares of the Company’s common stock to various parties for consulting services outside of the Plan, and beginning July 1, 2015 and ending December 31, 2016 pursuant to the Plan.  On December 30, 2016, the Board of Directors of the Company adopted the 2017 Stock Option and Stock Bonus Plan (the “2017 Plan”). During the nine month period ended September 30, 2018, the Company granted options to purchase a total of 1,400,000 shares of common stock to two consultants pursuant to the 2017 Plan.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2018.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of September 30, 2018 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2018, the Company issued options to purchase a total of 600,000 shares of common stock at $0.08 per share to one consultant pursuant to the 2017 Plan.  For this grant of options, no solicitation was used and the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”) and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.

Other than previously reported, there have been no unregistered sales of equity securities during the nine month period ended September 30, 2018.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.
Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
4.2	2017 Stock Option and Stock Bonus Plan[3]
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[4]
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016[5]
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016[3]
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016[3]
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016[9]
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017[8]
10.7	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017[8]
10.8	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017[8]
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017.[7]
14.1	Code of Ethics[6]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
6.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 13, 2006 with the SEC.
7.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.
8.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.
9.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2018	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer