Form 10-K
period 2018-12-31
ProtoKinetix, Inc.
filed 2019-03-12
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑     Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑   Yes      ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $18,100,363.10 based upon the closing price of our common stock which was $0.10 as of June 29, 2018, the last business day of the Company's most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2019, there were 260,535,766 shares of our common stock that were issued and outstanding.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
_________________________

PROTOKINETIX, INCORPORATED

PART I

ITEM 1.  BUSINESS

ProtoKinetix, Incorporated ("ProtoKinetix," "we," "us," "our," or the "Company") is a research and development stage bio-technology company focused on scientific medical research of AFGPs (Anti-Freeze Glycoproteins) or anti-aging glycoproteins, trademarked as AAGPs®.  The Company has recently been in the process of directing major efforts to the practical side of commercial validation. The commercial applications for AAGPs® in large markets such as targeted health care solutions are numerous, and ProtoKinetix is currently working with researchers, business leaders and advisors and commercial entities to bring AAGP® to market.
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
The Company's executive (or corporate) offices are located at 412 Mulberry Street, Marietta, Ohio 45750.  Our telephone number is (304) 299-5070 and our website is www.protokinetix.com .
Cautionary Note Regarding Forward-Looking Statements
The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as well as some statements in press releases and some oral statements of the Company's officers during presentations about the Company include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases.  Although we believe that the expectations reflected in these forward looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, among others:

•	Our capital requirements and the uncertainty of being able to obtain additional funding on terms acceptable to us;

•	Our plans to develop and commercialize products from the AAGP® molecule;

•	Ongoing testing of the AAGP® molecule;

•	Our intellectual property position;

•	Our commercialization, marketing and manufacturing capabilities and strategy;

•	Our ability to retain key members of our senior management and key scientific consultants;

•	The effects of competition;

•	Our potential tax liabilities resulting from conducting business in the United States and Canada;

•	The effect of further sales or issuances of our common stock and the price and volume volatility of our common stock; and our common stock’s limited trading history.

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

Scientific research prior to AAGP® has focused on building a stable and more efficient compound with a strong bond.

AAGP® – The Core Technology of ProtoKinetix

AAGP® Invention

Dr. Geraldine Castelot-Deliencourt, along with Dr. Jean-Charles Quirion at the Research Institute of Organic Chemistry in Rouen, France, developed a patented process to stabilize the oxygen-glycosidic bond in these sugar based molecules. This patented process replaces the weaker oxygen bond with a C-F 2 mimetic. The resultant molecules are biologically active and stable over a pH range of 2 to 13. They are not broken down by glycosidases.

AAGP® Toxicity Tests

Tests have shown that cells exposed to AAGP® at low and high concentrations have remained viable. A common viability test used on cell cultures using trypan blue dye exclusion method has been used to show AAGP® non-toxicity.

AAGP® Stability Tests

AAGP® molecules have remained stable when subjected to three tests:

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

Stress Tests on 12 Different Cell Lines

Cell lines are selected for their high level of sensitivity. Cell lines are also selected for their potential role in adding value in medical applications, enhancing health and extending life. All tests are designed to explore how cells from different cell lines act biologically in the presence of AAGP® when subjected to health and life threatening inflammatory stress conditions and agents.

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

Nonclinical Efficacy Testing (Human Islets)

For the last five years, AAGP® testing has been conducted pursuant to a comprehensive transplantation testing program in conjunction with the University of Alberta transplant research team.  The Company entered into a consulting agreement in May 2015 with Dr. James Shapiro to collaborate with the James Shapiro Laboratory at the University of Alberta in Edmonton, Alberta, Canada.  Dr. Shapiro directs the largest clinical islet transplantation program in the world.  Dr. Shapiro and his team have conducted extensive testing with our AAGP® molecule using human islet cells in transplantation, investigating its effect on engraftment, insulin production, protective effect against anti-rejection drugs and investigation of the mechanism of action.  The results provided consistent encouragement to continue testing to develop protocols that can be applied to transplantation medicine.  In December of 2016, the Governors of the University of Alberta submitted an Investigational Testing Authorization Application To Health Canada to evaluate the safety and efficacy of transplantation of AAGP® treated human islets as an addition to the already established Edmonton Protocol for the treatment of Type 1 Diabetes.

Additional studies will be expanded to include whole organ transplantation and other cell therapies used in regenerative medicine.

AAGP® testing is conducted to international standards in outsourced research laboratories in North America and Europe. All tests are designed to explore both the safety and effectiveness of AAGP® when challenged to enhance the health and extend the life of cells.

Allogeneic transplantation is the transplanting of cells, tissues or organs from the same species, but from a donor different than the recipient. Serious issues that have to be addressed are the engraftment of the transplanted organ or cells and the subsequent protection against the immune rejection of the foreign organ or cells. The protection, in the form of anti-rejection drugs, is toxic and causes damage to the graft.  AAGP® has been shown in these nonclinical studies to increase engraftment and reduce the toxicity damage.
Dr. Shapiro and his team are developing further testing based on two primary activities:

1.
The ongoing testing and refinement of cellular transplantation using human islet cells as the demonstrated model. In particular, AAGP® may provide powerful protection against hostile agents that severely inhibit engraftment success.  Cell therapies are currently being developed in the industry around the world for the treatment of spinal cord injury, damaged heart tissue, stroke, diabetes as well as many other conditions.

2.
Human organ preservation.  The program will assess the effect of AAGP® in extending the transplant viability of donor organs.  The Canadian National Transplant Research Program is a major national initiative involving the Federal Institutes of Health, all Provinces and the private sector (see http://www.cntrp.ca/ ).  The first testing will be conducted on livers to determine whether AAGP® can extend the ex-vivo functionality of the organ.

The Governors of the University of Alberta submitted an Investigator Sponsored Clinical Trial Application to Health Canada.  This trial will be conducted by Dr. Shapiro and his team at the University of Alberta on the well-established, Edmonton Protocol used for treatment of Type 1 Diabetes through islet cell transplants.  Subsequent to December 31, 2016, the Investigator Sponsored Clinical Trial Application was approved by Health Canada. In preparation for the Phase 1 / 2 clinical trials as well as for the Clinical Trial Application, ProtoKinetix has:

•	Completed the production of AAGP® under strict GMP (Good Manufacturing Practice) standards as required by Health Canada and US FDA (United States Food and Drug Administration) for human use;

•	Completed the validated sterilization and vialing of AAGP® to become the drug product, designated PKX-001, that will be used in the clinical trials at the University of Alberta.

•	Completed stability tests on AAGP® at different temperature ranges.

•	Completed genotoxicity studies under GLP (Good Laboratory Practice) at ITR Laboratories Canada, Inc..

•	Completed carryover studies, to comply with the clinical test protocols, at BRI Pharmaceutical Research, Inc..

•	Competed PK (Pharmacokinetics) studies at BRI Pharmaceutical Research, Inc. in Vancouver.

Nonclinical Efficacy Testing (Neuronal Retinal Cells)
During the year ended December 31, 2016, ProtoKinetix entered into a Collaborative Research Agreement with the University of British Columbia, under the guidance of Dr. Gregory-Evans, to commence testing of neuronal retinal cells in living tissue for the treatment of Macular Degeneration.  AAGP® has been tested previously in tissue culture in the lab and was found to improve the survival of cells.  Dr. Gregory-Evans is taking those results and applying them to living tissue.  He has established a new type of model for retinal degeneration in rabbits and is currently working on injecting neuronal stem cells plus AAGP® to test for long term improvements in cell survival and integration into the retina that should ultimately lead to vision restoration in the animals. Project to date has shown very positive results. Final testing on this project was completed in March 2018. Based on the positive results of the 2018 project, we have entered into a third phase program with two animal models for a definitive determination of functionality of transplanted cells. Interim results will be received throughout the project with a target end date of August, 2019.

AAGP® Commercial Applications

The extent of the value of the ProtoKinetix family of AAGPs® is subject to investigation by commercial entities specializing in regenerative medicine, cellular and tissue therapies, organ transplantation, trauma, blood product banking, and anti-inflammation.  The Company is targeting these entities in furtherance of product development.

In an ongoing collaborative project with Proactive Immune Sciences, we are testing AAGP® in Immune Cell Cryopreservation Recovery. Results to date have been very encouraging. We are hoping to prove the functionality of cryopreserved immune cells increases with the addition of AAGP® on the immune cell cryopreservation protocols used by Proactive Immune Sciences. Testing is ongoing. Preliminary results have been received with final results due April.

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

Health Care Applications of AAGP® fall into two main categories: (i) harvesting, storage and transplanting cells, tissues and organs; and (ii) treatments for conditions and diseases caused by stress factors, including UV radiation, oxidation and inflammation. These are all areas that expand into many sub-categories of existing and future health care solutions.
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

On or about May 20, 2016, Grant Young assigned his intellectual property rights associated with US provisional patent application no. 62/287,657, and future applications to be derived therefrom to ProtoKinetix, thus gaining Mr. Young's rights to inventions related to the use of anti-aging glycopeptides to enhance survival of neurosensory precursor cells, and all patents issuing from and claiming priority to such application.  These patent rights secure, amongst other things, key intellectual property rights to the Company's use of the AAGP® lead compound in regenerative medicine.

The patents from INSA and patent rights from UAB and Mr. Young secure, amongst other things, key intellectual property rights to the Company's use of the AAGP® lead compound in regenerative medicine.

Consistent with our agreements with the licensors of various technologies we license, we have no finished commercial product or products, and have received no FDA approvals for any product or diagnostic procedures.  We are focused on the research and development of one lead compound known as AAGP®.

Trademarks

We filed a trademark application with the United States Patent & Trademark Office on September 15, 2005 with a registration date of August 7, 2007 for the mark AAGP®. The application was subsequently cancelled on March 14, 2014 because we did not file a renewal declaration.  We filed a new application for registration of the mark and received approval of registration on November 7, 2017.

We are currently in the process of obtaining trademark protection for AAGP® in Canada, as well as filing for trademark protection of ProtoKinetix™ in the United States and Canada. Our trademark application for ProtoKinetix was filed with the Canadian Intellectual Property office in February, 2019.

Subject to our available financial resources, our intellectual property strategy is to continue testing of the AAGP® lead compound and develop marketable applications of the compound.

Trade Secrets and Know-How

The Company has developed a substantial body of trade secrets and know-how relating to the development, use and manufacture of AAGP®, including but not limited to the optimization of materials for efforts, and how to maximize sensitivity, speed-to-result, specificity, stability, purity and reproducibility.

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

Governmental Regulation

The Company's AAGPs® have commercial applications in markets and circumstances that fall under government regulations ranging from none to limited to extensive.

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

As the Company continues to conduct research and testing programs, in collaboration with commercial entities, to expand and confirm the potential medical applications of AAGP® in a number of fields, including regenerative medicine, cell therapy, blood products, and transplants, the Company intends to utilize the regulatory expertise of others, whether they are consultants or commercial entities involved on collaborative development programs with the Company.

The following discussion relates to factors that may come into play when and if the Company has a commercially viable product in an area which requires regulatory approval.  These products may be regulated by the European regulatory agencies, FDA, U.S. Department of Agriculture, certain state and local agencies, and/or comparable regulatory bodies in other countries (collectively, these agencies shall be referred to as the "Agencies").  Government regulation affects almost all aspects of development, production, and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing, and record keeping.  The products regulated by FDA and U.S. Department of Agriculture require some form of action by such agency before they can be marketed in the United States, and, after approval or clearance, the products must continue to comply with other FDA requirements applicable to marketed products.  Both before and after approval or clearance, failure to comply with the FDA's requirements can lead to significant penalties. The Company's proposed AAGP® products will require government regulatory approval as a biologic agent. Such regulatory approval will be granted only after the appropriate preclinical and clinical studies are conducted to confirm efficacy and safety.

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

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2017, the Company incurred total research and development expenses of $296,515.  For the year ended December 31, 2018, the Company incurred total research and development expenses of $337,066.  In order to reach the Company's goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

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

We are dependent on our key personnel, and the loss of such personnel could adversely affect our business.   We depend on the continued performance of the members of our management team and our Business and Scientific Advisory Board who have contributed to the expertise of our team and the position of our business.  If we lose the services of members of our management teams, and are unable to locate a suitable replacement in a timely manner, it could have a material adverse effect on our business.  We do not expect to obtain key man life insurance for any members of management in the foreseeable future.

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

We have been and expect to be significantly dependent on our collaborative agreements for the research, development and testing of AAGP®, which exposes us to the risk of reliance on the performance of third parties.   In conducting our research and development activities, we currently rely, and expect to continue to rely, on numerous collaborative agreements with third parties such as contract research organizations, commercial partners, universities, governmental agencies and not-for-profit organizations for both strategic and financial resources.  The loss of, or failure to perform by us or our partners (who are subject to regulatory, competitive and other risks) under any applicable agreements or arrangements, or our failure to secure additional agreements for our product candidates, would substantially disrupt or delay our research and development and commercialization activities.  Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operation.

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

We are a research and product development stage company that has not yet developed or sold any products.   To date, we have not yet developed nor marketed a product.  Ongoing testing of the AAGP® molecule with three amino acids joined to a monosaccharide by a gemdiflouride bond continues to show that there is significant promise in the field of medicine of preserving cells, tissue and organs from various stresses.  Tests have confirmed that the AAGP® molecule improves the harvest of cells from cryopreservation by 30% to 120%. We believe there is a market for AAGP® to preserve cells, particularly various stem cells, and we will continue testing with potential customers. At the same time, we are taking steps to improve the manufacturing process to reduce costs and improve purity and biochemical activity.

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

General Corporate Risk Factors
Insiders continue to have substantial control over the Company.   As of March 11, 2019, the Company's directors and executive officers hold the current right to vote approximately 31.8% of the Company's outstanding voting stock; most of which is owned or controlled, directly or indirectly by the Company CEO, Clarence Smith. In addition, the Company's directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Smith acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company's decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company's assets. Accordingly, this concentration of ownership may harm a future market price of the Company's common stock by:

•	Delaying, deferring or preventing a change in control of the Company;

•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company .
The Company may not be able to continue as a going concern.   Our independent public accountants noted that our recurring losses from operations ($1,216,342 and $1,513,634 for the years ended December 31, 2018 and 2017, respectively) and negative net operating cash flow ($453,493 and $605,109 for the years ended December 31, 2018 and 2017, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company's principal executive office, for all operations, is located at 412 Mulberry Street, Marietta, Ohio 45750.  The Company currently does not have a lease for its principal executive office but rents month to month. A lease on the space is held by the CFO’s, company, The Guzzetta Company LLC.  The Company pays $1,050 per month for the office.  ProtoKinetix does not own any real property.

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

2018	Low	High
First Quarter	$0.040	$0.070
Second Quarter	0.030	0.120
Third Quarter	0.059	0.130
Fourth Quarter	0.050	0.130

2017	Low	High
First Quarter	$0.051	$0.189
Second Quarter	0.0626	0.110
Third Quarter	0.0401	0.078
Fourth Quarter	0.0535	0.070

Holders

As of March 11, 2019 there were approximately 87 shareholders of record of the Company's common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in "street name."

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

All awards granted under the 2015 Plan will continue forward under the 2015 Plan until expired or exercised pursuant to the terms of each individual award agreement, however, no new awards shall be granted under the 2015 Plan.

On November 13, 2017, in connection with the settlement agreement entered into with Ms. Woodward, the Company repurchased options to purchase 4,000,000 shares of common stock.

As of both December 31, 2018 and March 11, 2019, 11,000,000 options and 2,000,000 shares of common stock remained as granted under the 2015 Plan.

Adoption and Amendment of the 2017 Stock Option and Stock Bonus Plan

On December 30, 2016, the Board of Directors of the Company the (“Board”) adopted the 2017 Stock Option and Stock Bonus Plan (the "2017 Plan").  The Board adopted the 2017 Plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

On November 9, 2018, the Board amended the 2017 Stock Option and Stock Bonus Plan to increase the aggregate number of shares that may be issued under the 2017 Plan from 30,000,000 to 50,000,000 shares subject to adjustment as provided therein to continue to incentivize contractors and future employees (if any) of the Company (the amended 2017 Plan is hereinafter referred to as the “Amended 2017 Plan”).

The Amended 2017 Plan also provides for the ability of the Board to extend the exercise period of an option, and provides for flexibility in the event of a change in control of the Company or consolidation or merger.

The Amended 2017 Plan is administered by the Board, or a committee appointed by the Board.  In addition to determining who will be granted options or bonuses, the committee has the authority and discretion to determine when options and bonuses will be granted and the number of options and bonuses to be granted.  The committee also may determine a vesting and/or forfeiture schedule for bonuses and/or options granted, the time or times when each option becomes exercisable, the duration of the exercise period for options and the form or forms of the agreements, certificates or other instruments evidencing grants made under the Amended 2017 Plan.  The committee may determine the purchase price of the shares of common stock covered by each option and determine the fair market value per share.  The committee also may impose additional conditions or restrictions not inconsistent with the provisions of the Amended 2017 Plan.  The committee may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the Amended 2017 Plan.

The committee also has the power to interpret the Amended 2017 Plan, and the provisions in the instruments evidencing grants made under it, and is empowered to make all other determinations deemed necessary or advisable for the administration of it.

Participants in the Amended 2017 Plan may be selected by the committee from employees, officers, consultants and advisors (including board members) of ProtoKinetix.  The committee may take into account the duties of persons selected, their present and potential contributions to the success of ProtoKinetix and such other considerations as the committee deems relevant to the purposes of the Amended 2017 Plan.

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

The exercise price of any option granted under the Amended 2017 Plan must be no less than 100% of the "fair market value" of ProtoKinetix's common stock on the date of grant.  Any incentive stock option granted under the Amended 2017 Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant.

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

As of both December 31, 2018 and March 8, 2019, 40,600,000 options remain as granted under the Amended 2017 Plan.

As of both December 31, 2018 and March 8, 2019, 7,000,000 options remain as granted not pursuant to any stock option plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including but not limited to the 2015 Plan, the Amended 2017 Plan and individual compensation arrangements as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	64,600,000	$0.07	9,400,000
Total	64,600,000	$0.07	9,400,000

During the year ended December 31, 2017, warrants to purchase 6,500,000 shares of common stock of the Company were outstanding (see Note 8 of the notes to the financial statements).  As of the year ended December 31, 2018, there were warrants and options outstanding representing a total of 6,000,000 and 58,600,000 shares of common stock respectively to be issued upon exercise, of which: (i) options to purchase 11,000,000 shares of common stock were outstanding under the 2015 Plan; (ii) options to purchase 40,600,000 shares of common stock were outstanding under the Amended 2017 Plan; and (iii) warrants outstanding to purchase 6,000,000 shares of common stock not pursuant to any plan and options outstanding to purchase 7,000,000 of common stock not pursuant to any plan.

To management's knowledge, there are no outstanding options, warrants or other rights to acquire the common stock of the Company that were issued pursuant to the Company's 2003, 2004 or 2005 Stock Incentive Plans (the "Old Plans") for the year ended December 31, 2018.  To management's knowledge, the Old Plans have expired and terminated.

Recent Sales of Unregistered Securities and Use of Proceeds

Other than already reported, there have been no unregistered sales of equity securities during the year ended December 31, 2018.

On January 22, 2019, the Company issued 250,000 shares of common stock at a price of $0.06 per share for gross proceeds of $15,000 and on February 4, 2019 Clarence E. Smith, CEO of the Company, was issued 500,000 shares of common stock at a price of $0.06 per share for gross proceeds of $30,000 pursuant to a private placement with accredited investors. No solicitation was used in this offering.  For both sales of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D was filed on January 14, 2019.

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2018 and 2017, and our financial condition, liquidity and capital resources as of December 31, 2018 and 2017. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Results of Operations

	For the Years Ended
	2018	2017

Operating Expenses
Amortization	$3,000	$3,000
General and Administrative	78,075	105,265
Interest Expense	305	1,656
Professional Fees	149,123	196,828
Research and Development	337,067	296,515
Share-Based Compensation	648,773	910,370
Total operating expenses	1,216,343	1,513,634
Loss from Operations	(1,216,343)	(1,513,634)

Other Income
Gain on Settlement of Short-Term Loans	-	-
Total other income	-	-
Net Loss	$(1,216,343)	$(1,513,634)

Revenues

We had no revenues for the years ended December 31, 2018 and 2017.

Gross profit and expenses

The Company's net loss was $1,216,343 for the year ending December 31, 2018 compared to $1,513,634 for the year ending December 31, 2017.  These expenses were primarily incurred for professional fees, share-based compensation related to the operations of the Company's business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees decreased by $47,705 from $196,828 to $149,123 primarily as a result of decreased legal activity related to the application of patent rights.

•	Interest expense decreased to $305 from $1,656 as the result of payoff of short-term loans and notes payable.

•
Share-based compensation decreased by $261,597 from $910,370 to $648,773 primarily as a result of the reduction of options recipients from 2017 and a drop in total year options vesting due to a gap in new agreement start dates .

•	Research and development increased by $40,551 from $296,515 to $337,067 primarily as a result of management's current year investment in further testing and development of the AAGP® molecule.

•	General and administrative expenses decreased by $27,190 from $105,265 to $78,075 due to an drop in advertising expenses and expenses related to public relations.

Our expenses in 2018 were $1,216,343 which included $149,123 in professional fees. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  This resulted in $648,773 in share-based compensation recognized based on the fair value of equity instruments granted as compensation.  These professional consulting services related to marketing and accounting, capitalization and merger opportunities as well as research development services.  The Company also incurred total research and development expenses of $337,067 and general and administrative costs of $78,075 during the year ended December 31, 2018.

Liquidity and Capital Resources

	As at December 31,
	2018	2017
Cash	$136,030	$302,942

Working Capital	$58,194	$220,507

At December 31, 2018, we had $136,029 in cash and $137,080 in total current assets.  As of December 31, 2017, we had a working capital equity position of $220,507.  Although as of the date of this Annual Report we believe we have sufficient capital to meet cash flow projections and carry forward our business objectives in the short-term, the Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2018 and 2017

Net Cash Used in Operating Activities

During the year ended December 31, 2018, net cash used in operating activities decreased by $151 ,616 from $605,109 to $453,493 for the years ended December 31, 2017 and 2018, respectively. This decrease was predominantly due to a decrease in share-based compensation, which stems from a reduction in option recipients and a gap in vesting dates of new option agreements.

Net Cash Used in Investing Activities

During the year ended December 31, 2018, net cash used in investing activities increased by $92,480 primarily due to the elimination of short term borrowing.  Net cash from investing activities for the year ended December 31, 2017 was $57,022.  Net cash used for investing activities for the year ended December 31, 2018 was $35,458. The elimination of short term debt was from a one-time event financed by two short-term loans to the Company from the CEO totaling $116,000, the CEO subsequently converted the loans to common stock equity in January of 2018.

Net Cash Provided by Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities decreased by $157,962 from $480,000 to $322,038 for the years ended December 31, 2017 and 2018, respectively. This decrease was predominantly due to a decrease in private placements completed.

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

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with ASC 718 "Compensation – Stock Compensation", which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Cliff Vesting is used and awards vest on the last day of the vesting period. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common shares issued for services is determined based on the Company's stock price on the date of issuance.

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

As at December 31, 2018, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs as at December 31, 2018.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2018.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2018 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

As of December 31, 2018, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company's ICFR based on the framework set forth in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2018.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2018, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2018, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of March 11, 2019, the Company's current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Clarence E. Smith	55	Chairman, Chief Executive Officer, President	February 2015
		Director	June 2014

Michael R Guzzetta	61	Chief Financial Officer	November 2017

Edward P. McDonough	66	Director	July 2015

Clarence E. Smith , age 55, was appointed President and Chief Executive Officer for the Company on February 19, 2015 and was previously appointed a member of the Board of Directors of the Company on June 1, 2014.  Prior to joining the Company as President and CEO, Mr. Smith served and continues to serve as managing member of Tombstone Resources and Smith Equipment, LLC, a privately held company that holds operating oil and gas wells and Smith Equipment Company, a privately held company that leases out construction equipment.  In 1981, Mr. Smith started Arvilla Well Service in West Virginia which provided construction services to oil and gas companies in the Appalachian Basin.  After merging Arvilla Well Service into Arvilla Pipeline Construction Co., Inc., Mr. Smith sold the company in 2008.  Mr. Smith also purchased Arrow Oilfield Services in 2004, which was renamed Arvilla Oilfield Services, LLC and subsequently merged with Trans Energy, a publicly traded company in 2004.  Mr. Smith served as Chairman of the Board and CEO of Trans Energy, Inc. from 2005 to 2006.  Mr. Smith graduated from St. Marys High School in West Virginia in 1981.

Michael R. Guzzetta , Mr. Guzzetta, age 61, was appointed Chief Financial Officer of the Company on November 14, 2017.  Mr. Guzzetta is a Certified Public Accountant with a practice located in Central & Northeast Ohio providing services including business and individual taxation, non-profit accounting, corporate policy and procedure development, business organization and consulting.  Prior to opening his practice, he spent 20 years in corporate management in the communications and energy industries.  Between 2014 and 2015, Mr. Guzzetta served as Treasurer and principal financial officer of Trans Energy Inc., a publicly traded energy company, where his responsibilities included corporate banking, risk management, maintaining fiscal control, budgeting, taxation and SEC reporting.  His prior positions include Midwest Region Business Manager for a Fortune 100 company and Controller for an energy marketing company.  Mr. Guzzetta also served as an Adjunct Professor at Stark State College and taught courses in accounting, finance, business management, and economics.  He is a graduate of Walsh University where he graduated Magna Cum Laude with a BA in Accounting.  He earned his MBA from Capital University in Columbus, Ohio.  Mr. Guzzetta has been a past member of both the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.  He has served on the boards of the Canton Ballet, the ALS CARE Project and the Finance Committee of Stark County Board of Developmental Disabilities.

Edward P. McDonough , age 66, was appointed as a member of the Board of Directors of the Company on July 1, 2015.  In addition to serving as a director of the Company, Mr. McDonough is a managing shareholder and President of McDonough, Eddy, Parsons & Baylous, A.C., a certified public accountant firm in Parkersburg, West Virginia since 1985.  The firm originated in the early 1950s, employs 15 professional certified public accountants and accountants, and serves as certified public accountants for approximately 400 private corporations, firms, and individuals in various commercial, business, professional, and industrial fields.  Mr. McDonough became a Certified Public Accountant in 1978, a Certified Valuation Analyst in 1996, and a Chartered Global Management Accountant in 2012.  Since 1986, Mr. McDonough has served as a Director and Chairman of the Board of Community Bank of Parkersburg, held by Community Bankshares, Inc.  He is also a Member of the American Institute of Certified Public Accountants (AICPA), has served as a Past President and Member of the West Virginia Board of Accountancy, is a Life Member, Past Director and Past President of the West Virginia Society of Certified Public Accountants and is a Member and Past President of the Parkersburg Chapter of the West Virginia Society of CPAs.  Mr. McDonough acquired his Bachelor of Science in Business Administration with a Major in Accounting at West Virginia University in Morgantown, West Virginia in 1973.

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

Independent Directors

The Board of Directors has determined that Mr. McDonough is the only independent member of the Board of Directors of the Company pursuant to SEC Rule 10A-3(b)(1) and NYSE American Rule 802(a).

Business and Scientific Advisory Board

Our Business and Scientific Advisory Board exists to assist the Board of Directors with understanding both the regulatory and business aspects of the biopharmaceutical industry are particularly valuable for the expansion and commercialization of AAGP® applications.  The members on the board are:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2018 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them except that Mr. Smith filed six Forms 4 late.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix's named executive officers for the two years ended December 31, 2018 and 2017:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Clarence E. Smith	2018	-	-	-	212,739		-	-	-	212,739
President & CEO	2017	-	-	-	269,187		-	-	-	269,187

Susan M. Woodward	2018	-	-	-	-		-	-	-	-
Chief Financial Officer	2017	72,000	-	-	158,619	(1)	-	-	-	230,619

Michael R Guzzetta (2)	2018	60,000	-	-	41,757		-	-	-	101,757
Chief Financial Officer	2017	7,500	-	-	-		-	-	-	7,500

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

In connection with the 2017 Smith Agreement, the Company issued Mr. Smith an option pursuant to the Amended 2017 Plan to purchase 5,000,000 shares of common stock of the Company at a price of $0.05 per share with 1,250,000 shares vesting every three months starting March 31, 2017.

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

In connection with the September Amendment, the Company issued Mr. Smith an option pursuant to the Company's Amended 2017 Plan to purchase 5,000,000 shares of common stock of the Company at a price of $0.06 per share, with 1,250,000 shares vesting every three months starting December 31, 2017.

In connection with Mr. Smith’s continued service to the Company, on November 9, 2018, the Company issued options pursuant to the Amended 2017 Plan to acquire 5,000,000 shares of common stock of the Company at an exercise price of $0.09 per share with 1,250,000 shares vesting every three months starting March 31, 2019.  Prior to a change in control of the Company, the vesting schedule of the option shall immediately accelerate so that the option is fully vested and available for exercise by Mr. Smith.

Michael R. Guzzetta – Mr. Guzzetta is Chief Financial Officer of the Company.  He entered into a consulting agreement with the Company dated November 14, 2017. The consulting agreement term is from November 14, 2017 to December 1, 2018, with automatic renewal in one-year increments with both parties having a right to terminate by giving either party notice 30 days prior to the end of the term. It also provides for a monthly consulting fee of $5,000. In 2018, the Company paid Mr. Guzzetta $60,000 in consulting fees, and reimbursed The Guzzetta Company LLC $12,600 in office rent. In 2017, he received $7,500 in consulting fees and The Guzzetta Company LLC was reimbursed $2,100 for a deposit of $1,050 on office space, and office rent of $1,050.
In connection with the consulting agreement, the Company issued Mr. Guzzetta an option pursuant to the Amended 2017 Plan to purchase 1,000,000 shares of common stock of the Company at a price of $0.07 per share with 250,000 shares vesting every three months starting February 14, 2018.

On November 9, 2018, in connection with Mr. Guzzetta’s continued service to the Company, the Company issued options pursuant to the Amended 2017 Plan to acquire 4,000,000 shares of common stock of the Company at an exercise price of $0.09 per share with 1,000,000 shares vesting every three months starting March 31, 2019.  Prior to a change in control of the Company, the vesting schedule of the option shall immediately accelerate so that the option is fully vested and available for exercise by Mr. Guzzetta.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as to option awards held by each of the named executive officers of ProtoKinetix as of December 31, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Clarence E. Smith	5,000,000	(1)	-	0.08	12/31/2019
	5,000,000	(2)	-	0.05	12/31/2020
	5,000,000	(3)	-	0.06	8/31/2021
	5,000,000	(4)	5,000,000	0.09	11/08/2023

Michael R. Guzzetta	1,000,000	(5)	-	0.07	11/14/2021
	4,000,000	(6)	4,000,000	0.09	11/08/2023

(1)	Represents options granted pursuant to the 2015 Plan on January 1, 2016 at $0.08 per share with 1,250,000 vesting every three months beginning March 31, 2016.
(2)	Represents options granted pursuant to the Amended 2017 Plan on January 1, 2017 at $0.05 per share with 1,250,000 vesting every three months beginning March 31, 2017.
(3)	Represents options granted pursuant to the Amended 2017 Plan on September 1, 2017 at $0.06 per share with 1,250,000 vesting every three months beginning December 31, 2017.
(4)	Represents options granted pursuant to the Amended 2017 Plan on September 1, 2017 at $0.09 per share with 1,250,000 vesting every three months beginning March 31, 2019.
(5)	Represents options granted pursuant to the Amended 2017 Plan on November 14, 2017 at $0.07 per share with 250,000 vesting every three months beginning February 14, 2018.
(6)	Represents options granted pursuant to the Amended 2017 Plan on September 1, 2017 at $0.09 per share with 1,000,000 vesting every three months beginning March 31, 2019.

Director Compensation
The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2018:

	Director Compensation
	Fees Earned or Paid in Cash	Bonus	Stock Awards (1)	Option Awards (2)		Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)	($)	($)
Clarence E. Smith	-	-	-	212,739		-	-	-	212,739
Edward P. McDonough	-	-	-	42,548	(3)	-	-	-	42,548

(1)	The aggregate grant date fair value of these stock awards was computed in accordance with ASC 718.

(2)
Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes Option Pricing Model. Assumptions used in the calculation of these amounts are included in the Company's audited financial statements.

(3)
Issued pursuant to Mr. McDonough's consulting agreement with the Company in which the Company issued him a four-year option for 1,000,000 shares of common stock subject to vesting exercisable at $0.09 per share.

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

The 2017 McDonough Agreement is for a one-year term through December 31, 2017.

In connection with the 2017 McDonough Agreement, the Company issued Mr. McDonough an option pursuant to the Amended 2017 Plan to purchase 1,000,000 shares of common stock of the Company at a price of $0.05 per share with 250,000 shares vesting every three months starting March 31, 2017.

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

In connection with the amendment to the 2017 McDonough Agreement, the Company granted Mr. McDonough options pursuant to the Amended 2017 Plan to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.06 per share with 250,000 shares vesting every three months starting December 31, 2017.

On November 9, 2018, in connection with continued service to the Company, the Company granted Mr. McDonough options pursuant to the Amended 2017 Plan to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.09 per share with 250,000 shares vesting every three months starting March 31, 2019.  Prior to a change in control of the Company, the vesting schedule of the option shall immediately accelerate so that the option is fully vested and available for exercise by Mr. McDonough.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 11, 2018, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner's spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Beneficial Ownership Percentage as of March 11, 2019 (1)
More than 5% Stockholders (2)
Grant Young (3)	34,100,000	11.9%

Directors and Named Executive Officers
Clarence E. Smith(4)	82,474,858	29.8%
Michael R. Guzzetta(5)	2,061,487	0.8%
Edward P. McDonough(6)	3,250,000	1.2%
All directors and executive officers as a group:	87,786,345	31.8%

(1)	Based on 260,535,766 shares of common stock outstanding on March 11, 2019, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days of March 11, 2019.

(2)	See also Directors and Named Executive Officers in the table. Based on our most recent list of the stockholders of record from our transfer agent dated March 11, 2019.

(3)
Consists of 6,850,000 shares of common stock owned by Mr. Young directly; the right to acquire 6,000,000 shares of common stock upon warrant exercise; and the right to acquire 21,250,000 shares of common stock upon option exercise.  The principal address of Mr. Young is 6438 Rosebery Ave, West Vancouver, BC  V7W 2C6, Canada.

(4)
Consists of 59,353,833 shares of common stock owned by Mr. Smith directly, 5,021,025 held by Mr. Smith's trust, 1,850,000 held by Mr. Smith's retirement account, and the right to acquire 16,250,000 shares of common stock upon option exercise.  The principal address of Mr. Smith is 1845 County Road #214, St. Augustine, FL 32084.

(5)
Consists of 61,487 shares of common stock owned by Mr. Guzzetta directly, and 2,000,000 shares of common stock issuable upon the exercise of stock options.  The principal address of Mr. Guzzetta is 7187 Steel Dust Dr, New Albany, OH  43054.

(6)	Consists of 3,250,000 shares of common stock issuable upon the exercise of stock options. The principal business address of Mr. McDonough is 1226 Washington Avenue, Parkersburg, WV 26101.

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
As at December 31, 2018, the following amounts were due to related parties:

2018
Clarence Smith (CEO)	Accounts payable and accrued liabilities	$-

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

Effective September 1, 2017, the Company entered into an amendment to the 2017 Young Agreement, whereby the term of the 2017 Young Agreement was extended until December 31, 2018. Upon the expiration of the term, the 2017 Young Agreement shall automatically renew for one-year increments under the same terms and conditions of the 2017 Young Amendment unless either party gives written notice of their desire to terminate the agreement at least 30 days prior to the end of such calendar year. He was also granted a 4-year stock option pursuant to the Amended 2017 Plan to purchase 5,000,000 shares of common stock at a price of $0.06 with vesting beginning on December 31, 2017 with equal installments on a quarterly basis.

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

Effective November 8, 2018 and for his continued service to the Company, Mr. Young was granted a 4-year stock option pursuant to the Amended 2017 Plan to purchase 5,000,000 shares of common stock at a price of $0.09 with vesting beginning on March 31, 2019 with equal installments on a quarterly basis.  Prior to a change in control of the Company, the vesting schedule of the option shall immediately accelerate so that the option is fully vested and available for exercise by Mr. Young.

See also Item 1, page 8 for a description of the patent rights assignments made by Mr. Young to the company in 2016 as well as Item 11 for a description of the consulting agreements with the officers and directors of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2018 and 2017, Davidson & Company LLP, Chartered Professional Accountants ("Davidson") the Company's principal accountants billed the Company $25,000 and $23,000, respectively for fees for the audit of the Company's annual financial statements.  All amounts are in U.S. dollars.

Audit-Related Fees

For the years ended December 31, 2011 and 2016, Davidson did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2018 and 2017, Davidson billed $4,300 in 2018 and $3,000 in 2017 for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2018 and 2017, Davidson did not bill the Company for fees associated with the preparation and filing of the Company's registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2018 and 2017, Davidson billed the Company $14,550 and $14,550 for fees for the review of the Company's quarterly financial statements.  All amounts are in U.S. dollars.

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

ITEM 16.   FORM 10-K SUMMARY
This Item is optional and the registrant is not required to furnish this information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INCORPORATED

Dated: March 11, 2019	By:	/s/ Clarence E. Smith
Clarence E. Smith
Principal Executive Officer

Dated: March 11, 2019	By:	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 11, 2019	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 11, 2019	By:	/s/ Edward P. McDonough
Edward P. McDonough
Director

PROTOKINETIX, INC. (A Development Stage Company) FINANCIAL STATEMENTS December 31, 2018 (Stated in US Dollars)

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Protokinetix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Protokinetix, Inc. (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2018 and 2017 and the related notes and schedules (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of Protokinetix, Inc. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2008.

"DAVIDSON & COMPANY LLP"
Vancouver, Canada	Chartered Professional Accountants

March 11, 2019

 PROTOKINETIX, INC.
(A Development Stage Company)
BALANCE SHEETS
As of December 31, 2018

	2018	2017
ASSETS
Current Assets
Cash	$136,029	$302,942
Prepaid expenses and deposits (Notes 3 and 9)	1,050	62,127
Total current assets	137,079	365,069

Intangible assets (Note 4)	187,771	153,028

Total assets	$324,850	$518,097
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$78,885	$26,906
Promissory notes payable (Note 8)	-	117,656
Total current liabilities	78,885	144,562
Stockholders' Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 259,785,766 and 251,352,433 shares issued and outstanding for 2018 and 2017 respectively (Note 7)	1,389	1,344
Additional paid-in capital	31,594,822	30,506,094
Accumulated deficit	(31,350,246)	(30,133,903)
Total stockholders' equity	245,965	373,595
Total liabilities and stockholders' equity	$324,850	$518,097

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 9)
Subsequent Events (Note 11)

See Notes to Financial Statements

 PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2018 and 2017

	2018	2017

EXPENSES
Amortization – intangible assets (Note 4)	$3,000	$3,000
General and administrative	78,074	105,264
Interest	306	1,657
Professional fees (Note 8)	149,123	196,828
Research and development	337,067	296,515
Share-based compensation (Notes 5 and 8)	648,773	910,370

	(1,216,343)	(1,513,634)

Net loss for the year	$(1,216,343)	$(1,513,634)

Net loss per common share (basic and diluted)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	256,217,173	246,598,460

See Notes to Financial Statements

 PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2018 and 2017

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

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2017	251,352,433	$1,344	$30,506,094	$(30,133,903)	$373,535

Fair value of compensatory options issued	-	-	648,773	-	648,773

Exchange debt for common stock	2,359,240	13	117,949	-	117,962

Issuance of common stock pursuant to private placement offering	1,000,000	5	49,995	-	50,000

Issuance of common stock pursuant to private placement offering	3,240,760	17	162,021	-	162,038

Issuance of common stock pursuant to private placement offering	1,833,333	10	109,990	-	110,000

Net loss for the year	-	-	-	(1,216,343)	(1,216,343)

Balance, December 31, 2018	259,785,766	$1,389	$31,594,822	$(31,350,246)	$245,965

See Notes to Financial Statements

 PROTOKINETIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018 and 2017

	2018	2017

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(1,216,343)	$(1,513,634)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	3,000	3,000
Fair value of compensatory options granted	648,773	910,370
Accrued interest expense	306	1,656

Changes in operating assets and liabilities:
Prepaid expenses and deposits	61,077	8,257
Accounts payable and accrued liabilities	49,694	(14,758)

Net cash used in operating activities	(453,493)	(605,109)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Promissory notes received	-	116,000
Purchase of intangible assets	(35,458)	(58,978)

Net cash from (used in) investing activities	(35,458)	57,022

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repurchase of compensatory options	-	(110,000)
Issuance of common stock for cash	322,038	590,000

Net cash from financing activities	322,038	480,000

Net change in cash	(166,913)	(68,087)

Cash, beginning of year	302,942	371,029

Cash, end of year	$136,029	$302,942

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Intangible asset costs included in accounts payable and accrued liabilities	$2,285	$-

See Notes to Financial Statements

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2018.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
December 31, 2018

Note 2.  Summary of Significant Accounting Policies (cont'd)

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to valuation of equity related instruments issued, deferred income taxes and the useful life and impairment of intangible assets.

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

Level 1 – quoted prices in active markets for identical assets or liabilities.
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Level 1 inputs are used to measure cash. At December 31, 2018, there were no other assets or liabilities subject to additional disclosure.

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
December 31, 2018

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

As at December 31, 2018, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs at December 31, 2018.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 58,600,000 stock options (December 31, 2017 – 44,100,000) and 6,000,000 warrants (December 31, 2017 – 6,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

Share-Based Compensation

The Company has granted warrants and options to purchase shares of the Company's common stock to various parties for consulting services.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with ASC 718 "Compensation – Stock Compensation", which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  Cliff Vesting is used and awards vest on the last day of the vesting period. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common shares issued for services is determined based on the Company's stock price on the date of issuance.

 PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or “ASU 2016-02”, to increase transparency and comparability among organizations by requiring the recognition of a right-of-use assets and lease liabilities for most lease arrangements on the balance sheet. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard permits two transition methods, (1) to apply the new lease requirements at the beginning of the earliest period presented, or (2) to apply the new lease requirements at the effective date. Under both transition methods, there is a cumulative effect adjustment.

ASU 2016-02 was originally required to be adopted on a modified retrospective basis, meaning the new leasing model would need to be applied to the earliest year presented in the financial statements and thereafter. However, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") which permits companies to apply the transition provisions of the lease accounting standard at its effective date (i.e. comparative financial statements are not required). Furthermore, in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors ("ASU 2018-20"). ASU 2018-20 clarifies that lessor costs paid directly to a third-party by a lessee on behalf of the lessor, are no longer required to be recognized in the lessor's financial statements.

The Company intends to apply the new lease requirements at the effective date. It also intends to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. Additionally, the right-of-use asset is subject to an impairment analysis under ASC 360, Property, Plant, and Equipment, at each reporting period, to evaluate asset recoverability. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 2.  Summary of Significant Accounting Policies (cont'd)

Recent Accounting Pronouncements (cont'd)

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB Emerging Issues Task Force, or “ASU 2016-15”, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows, in an effort to reduce existing diversity in practice. The update includes eight specific cash flow issues and provides guidance on the appropriate cash flow presentation for each. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2018. The adoption did not have any impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, or “ASU 2017-09”, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes due to a change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2018. The adoption did not have any impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or “ASU 2018-07”. The guidance in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

In August 2018, the FASB issued ASU No. 2018-03, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or “ASU 2018-03”. The guidance in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Under the new guidance, transfers between asset classes and the valuation related to level 3 assets is modified. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

Note 3.  Prepaid Expenses and Deposits

The following summarizes the Company's prepaid expenses and deposits outstanding as at December 31, 2018 and 2017:

	2018	2017

Deposit on research agreement (Note 9(c)), (RP Note 8)	$-	$61,077
Other prepaid expenses and deposits	1,050	1,050

	$1,050	$62,127

   PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 4.  Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2016	$30,000	$75,181	$105,181
Additions	-	55,347	55,347
Balance, December 31, 2017	$30,000	$130,528	$160,528
Additions	-	37,743	37,743
Balance, December 31, 2018	$30,000	$168,271	$198,271
Accumulated amortization
Balance, December 31, 2016	$4,500	$-	$4,500
Amortization	3,000	-	3,000
Balance, December 31, 2017	$7,500	$-	$7,500
Amortization	3,000	-	3,000
Balance, December 31, 2018	$10,500	$-	$10,500

Net carrying amounts
December 31, 2016	$25,500	$75,181	$100,681
December 31, 2017	$22,500	$130,528	$153,028
December 31, 2018	$19,500	$168,271	$187,771

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the year ended December 31, 2018, the Company recorded $3,000 (2017 - $3,000) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $133,271 in direct costs relating to the Patent Application Rights, $37,743 of which were incurred during the year ended December 31, 2018.

F-13

   PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 4.  Intangible Assets (cont’d)

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

No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to December 31, 2018.

Note 5.  Stock Options

On December 30, 2016, the Board of Directors of the Company adopted the 2017 Stock Option and Stock Bonus Plan (the "2017 Plan", as amended on November 9, 2018).  The Board of Directors adopted the 2017 Plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

The aggregate number of shares that may be issued under the 2017 Plan is 50,000,000 shares subject to adjustment as provided therein.  The 2017 Plan includes two types of options.  Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as incentive options.  Options which are not intended to qualify as incentive options are referred to as non-qualified options.

As of December 31, 2018, there are 40,600,000 options and no shares of common stock granted and outstanding under the 2017 Plan.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 5.  Stock Options (cont'd)

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

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 5.  Stock Options (cont'd)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2016	28,900,000	0.06	0.04
Options granted	28,200,000	0.05	0.05
Options repurchased	(12,000,000)	0.06	0.04
Options expired	(1,000,000)	0.10	0.03
Outstanding, December 31, 2017	44,100,000	0.06	0.05
Options granted	16,400,000	0.09	0.07
Options expired	(1,900,000)	0.07	0.03
Outstanding, December 31, 2018	58,600,000	0.07	0.05	2.60

The fair values of the stock options granted during the years ended December 31, 2018 and 2017 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	December 31, 2018	December 31, 2017
Risk-free interest rate	1.50%	1.12%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	3.45 years	3.58 years

The following non-qualified stock options were outstanding and exercisable at December 31, 2018:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
February 25, 2020	0.04	2,000,000	-
February 28, 2020	0.04	5,000,000	5,000,000
December 31, 2019	0.08	11,000,000	11,000,000
December 31, 2020	0.05	12,200,000	12,200,000
August 31, 2021	0.06	11,000,000	11,000,000
November 14, 2021	0.07	1,000,000	1,000,000
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	150,000
November 08, 2023	0.09	15,000,000	-
		58,600,000	41,150,000

PROTOKINETIX , INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 5.  Stock Options (cont'd)

As at December 31, 2018, the aggregate intrinsic value of the Company's stock options is $572,000 (December 31, 2017 – $272,000). The weighted average fair value of stock options granted during the year ended December 31, 2018 is $0.07 (2017 - $0.05), and the weighted average exercise price of exercisable stock options is $0.06 (2017 - $0.06).

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

The fair values of the stock options repurchased during the year ended December 31, 2017 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

December 31, 2017
Risk-free interest rate	1.60%
Dividend yield	0.00%
Expected stock price volatility	125.00%
Expected forfeiture rate	0.00%
Expected life	2.54 years

Note 6.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2016 and 2017	6,500,000	0.11
Warrants expired	(500,000)	0.25
Outstanding, December 31, 2018	6,000,000	0.10

The following warrants were outstanding and exercisable as at December 31, 2018:

Number of Warrants	Exercise Price ($)	Expiry Date
6,000,000	0.10	April 22, 2020
6,000,000

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 7.  Stockholders' Equity

The Company is authorized to issue 400,000,000 (December 31, 2017 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2018 (December 31, 2017 - $nil).

During the year ended December 2018, the Company:

a)	Issued 1,000,000 shares of common stock to investors at $0.05 per share for gross proceeds of $50,000.

b)	Issued 2,359,240 shares of common stock to President and CEO of the Company at $0.05 per share in exchange for debt to President and CEO of $117,962.

c)	Issued 2,000,000 shares of common stock to investors at $0.05 per share for gross proceeds of $100,000.

d)	Issued 1,240,760 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.05 per share for gross proceeds of $62,038.

e)	Issued 1,833,333 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.06 per share for gross proceeds of $110,000.

During the year ended December 31, 2017, the Company:

a)	Issued 8,000,000 shares of common stock to investors (which included both the President and CEO as well as the CFO of the Company) at $0.04 for gross proceeds of $320,000.

b)	Issued 4,400,000 shares of common stock to investors at $0.05 for gross proceeds of $220,000.

c)	Issued 1,000,000 shares of common stock to investors at $0.05 for gross proceeds of $50,000.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 8.  Related Party Transactions and Balances

During the year ended December 31, 2018, the Company:

a)
Settled two promissory notes on January 16, 2018 (the "Notes") with the Company's President and CEO for a total of $117,962. A total of $116,000 was loaned to the Company and the Notes bear interest at a rate of 8% per annum. As at the time of settlement, the Notes had accrued interest of $1,962. The Company issued a total of 2,359,240 shares of common stock to its President and CEO as settlement of principal and interest owing on the Notes. There was no gain or loss recorded on settlement.

b)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company's President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2017. The agreement also stipulates a termination fee that would pay the Company's President and CEO $100,000 per year of service if terminated without cause or, in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control. In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of a sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement. Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share. The options vested in equal instalments on a quarterly basis beginning March 31, 2017. On September 1, 2017, the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew. The consulting agreement was also amended to grant an additional 5,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 5).  The options vested quarterly in equal installments beginning December 31, 2017. On November 9, 2018, the President and CEO was granted an additional 5,000,000 stock options for continued service. The options are exercisable until November 8, 2023 at a price of $0.09 per share (Note 5) and vest quarterly in equal installments beginning March 31, 2019.

c)
Entered into a directorship agreement with an effective date of January 1, 2017 with a director of the Company.  Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 5).  The options vested in equal installments on a quarterly basis beginning March 31, 2017.  On September 1, 2017, the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew.  The consulting agreement was also amended to grant an additional 1,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 5).  The options vested quarterly in equal installments beginning December 31, 2017. On November 9, 2018, the director was granted an additional 1,000,000 stock options for continued service. The options are exercisable until November 8, 2023 at a price of $0.09 per share (Note 5) and vest quarterly in equal installments beginning March 31, 2019.

d)
Entered into a consulting agreement with an effective date of November 14, 2017 with the Company's CFO whereby he will be compensated at a monthly fee of $5,000 for services through to November 30, 2018.  Pursuant to the agreement, he was also granted 1,000,000 stock options exercisable into common shares of the Company until November 14, 2021 at a price of $0.07 per share (Note 5).  The options vested in equal instalments on a quarterly basis beginning February 14, 2018. On November 9, 2018, the CFO was granted an additional 4,000,000 stock options for continued service. The options are exercisable until November 8, 2023 at a price of $0.09 per share (Note 5) and vest quarterly in equal installments beginning March 31, 2019. In 2018 the Company paid Mr. Guzzetta $60,000 in consulting fees, and reimbursed The Guzzetta Company LLC $12,600 in office rent. In 2017 he received $7,500 in consulting fees and The Guzzetta Company LLC was reimbursed $2,100 for a deposit of $1,050 on office space, and office rent of $1,050.

e)	Recognized $310,962 in share-based compensation associated with stock options granted to key management personnel.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 8.  Related Party Transactions and Balances (cont'd)

During the year ended December 31, 2017, the Company:

a)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company's President and CEO whereby he will be compensated at a nominal amount of $1 for services through to December 31, 2017. The agreement also stipulates a termination fee that would pay the Company's President and CEO $100,000 per year of service if terminated without cause or, in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control. In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of a sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement. Pursuant to the agreement, he was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share. The options vest in equal instalments on a quarterly basis beginning March 31, 2017. On September 1, 2017, the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew. The consulting agreement was also amended to grant an additional 5,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 5).  The options vest quarterly in equal installments beginning December 31, 2017.

b)
Entered into a consulting agreement with an effective date of January 1, 2017 with the Company's former CFO whereby she will be compensated at a monthly fee of $6,000 for services through to December 31, 2017.  The agreement also stipulates a termination fee that would pay the Company's CFO $72,000 per years of service (including the pro-rata amount for partial years of service) if terminated without cause or upon termination due to a change of control event.  Pursuant to the agreement, she was also granted 4,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 5).  The options vest in equal instalments on a quarterly basis beginning March 31, 2017. A total of $72,000 was paid or accrued to the Company's former CFO during the year ended December 31, 2017 and is included in professional fees.

c)
Entered into a directorship agreement with an effective date of January 1, 2017 with a director of the Company.  Pursuant to the agreement, the director was issued 1,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 5).  The options vest in equal installments on a quarterly basis beginning March 31, 2017.  On September 1, 2017, the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew.  The consulting agreement was also amended to grant an additional 1,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 5).  The options vest quarterly in equal installments beginning December 31, 2017.

d)
Entered into two promissory notes (the "Notes") with the Company's President and CEO whereby a total of $116,000 was loaned to the Company.  The Notes bear interest at a rate of 8% per annum, are unsecured and are repayable on demand. As at December 31, 2017, accrued interest totaled $1,656. The Notes were settled through the issuance of common stock of the Company subsequent to the year ended December 31, 2017.

e)
Entered into a settlement agreement with the Company's former CFO whereby she left her position as CFO effective upon the filing of the Company's quarterly report for the nine-month period ended September 30, 2017.  Pursuant to the settlement agreement, the Company paid the former CFO $6,000 for December 2017 consulting services and $110,000 in exchange for the return of stock options to purchase up to 12,000,000 shares of the Company's common stock (Note 5), which were then cancelled.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 8.  Related Party Transactions and Balances (cont'd)

f)
Entered into a consulting agreement with an effective date of November 14, 2017 with the Company's newly appointed CFO whereby he will be compensated at a monthly fee of $5,000 for services through to November 30, 2018.  Pursuant to the agreement, he was also granted 1,000,000 stock options exercisable into common shares of the Company until November 14, 2021 at a price of $0.07 per share (Note 5).  The options vest in equal instalments on a quarterly basis beginning February 14, 2018. A total of $7,500 was paid or accrued to the Company's new CFO during the year ended December 31, 2017.

g)	Recognized $481,644 in share-based compensation associated with stock options granted to key management personnel.

As at December 31, 2018 and December 31, 2017, the following amounts are due to related parties:

		December 31, 2018	December 31, 2017
Clarence Smith (CEO)	Promissory notes payable (and interest)	$-	$117,656

Amounts included in accounts payable and accrued liabilities are non-interest bearing, unsecured and repayable on demand.

Note 9.  Commitments and Contingency

Commitments

As at December 31, 2018, the Company has the following commitments:

a)
Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.  Pursuant to the agreement, the consultant was also granted 5,000,000 stock options exercisable into common shares of the Company until December 31, 2020 at a price of $0.05 per share (Note 5).  The options vested in equal instalments on a quarterly basis beginning March 31, 2017. On September 1, 2017 the consulting agreement was amended to continue the term of the agreement until December 31, 2018 and thereafter to automatically renew. The consulting agreement was also amended to grant an additional 5,000,000 stock options exercisable into common shares of the Company until August 31, 2021 at a price of $0.06 per share (Note 5).  The options vested quarterly in equal installments beginning December 31, 2017. On November 9, 2018, the consultant was granted an additional 5,000,000 stock options for continued service. The options are exercisable until November 8, 2023 at a price of $0.09 per share (Note 5) and vest quarterly in equal installments beginning March 31, 2019.

b)
Entered into a consulting agreement for research and investor relation consulting services effective January 1, 2018.  The consultant was granted 400,000 stock options exercisable into common shares of the Company at a price of $0.06 per share until December 31, 2022 (Note 5).  The options vest in equal instalments on a quarterly basis beginning March 31, 2018. On September 1, 2018, the consultant was granted an additional 600,000 stock options exercisable into common shares of the Company at a price of $0.08 per share until August 31, 2023 (Note 5).  The options vest in equal instalments on a quarterly basis beginning December 31, 2018.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 9.  Commitments and Contingency (cont’d)

Commitments (cont’d)

c)
Entered into a Collaborative Research Agreement (the “CREA”) effective May 31, 2016 with the University of British Columbia (“UBC”) for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, and an additional CAD $201,500 ($146,585) which was due within 12 months from the effective date of the CREA in advance of services to be provided by UBC in the second year. On June 29, 2018, the Company entered into an amendment to the CREA, requiring two additional instalments of CAD $54,600 ($41,369 paid) on June 30, 2018 and CAD $54,600 (paid subsequently) on December 1, 2018. The CREA can be terminated by either party with 30 days’ written notice. As of December 31, 2018, a total of $nil is included in prepaid expenses and deposits (December 31, 2017 - $61,077) pertaining to the CREA.
On January 4, 2018, the Company entered into an additional agreement with UBC, making a payment of CAD $50,001 ($40,140) for research services to be provided over a term of 1 year.

d)
Entered into a consulting agreement effective January 1, 2018, whereby the Company would pay the consultant $1,000 per month for a term of 1 year for providing public relations services, unless otherwise terminated by either party with at least 30 days’ notice. The consultant was also granted 400,000 stock options exercisable into common shares of the Company until December 31, 2022 at a price of $0.06 per share (Note 5).  The options vest quarterly in equal installments beginning March 31, 2018.

e)
Entered into a consulting agreement effective May 1, 2015, whereby the Company would pay the consultant $4,000 per month for providing research and development services for an initial term of 1 year, continued on a year-to-year basis thereafter unless otherwise terminated by either party with at least 30 days’ notice. During the year ended December 31, 2017, the contract was revised whereby the Company would pay the consultant CAD $4,000 per month retroactively beginning January 1, 2017.

Contingency

The Company was delinquent in filing certain income tax returns with the U.S. Internal Revenue Service and reports disclosing its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBARs"). In September 2015, the Company filed the delinquent income tax returns and has sought waivers of any penalties under the IRS Offshore Voluntary Disclosure Program for late filing of the returns and FBARs.  Under the program, the IRS has indicated that it will not impose a penalty for the failure to file delinquent income tax returns if there are no under reported tax liabilities.  On November 30, 2017, the Company received a letter from the IRS concluding their review of the Company's tax returns under the program and accepting the returns as filed.  No penalties have been assessed by the IRS to date, and management does not believe that the Company will incur any penalties relating to the tax years submitted under the program.

PROTOKINETIX, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2018

Note 10.  Income Taxes

As a Nevada corporation, the Company is liable for taxes in the United States.  As of December 31, 2018, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements (December 31, 2017 – none).

The Company has tax losses of approximately $28,360,000 (December 31, 2017 - $27,800,000) to reduce future taxable income.  The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $6,000,000 (December 31, 2017 - $9,500,000).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.  The difference between the Company's statutory income tax rate of (21%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carry forwards.

Note 11.  Subsequent Events

Subsequent to the year ended December 31, 2018, the Company:

On January 22, 2019 the Company entered into a private placement subscription agreement with an investor in the amount of $15,000. The subscription agreement allowed for the purchase of 250,000 shares of common stock at $.06 per share.