Form 10-Q
period 2019-03-31
ProtoKinetix, Inc.
filed 2019-05-07
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 7, 2019, there were 264,535,766 shares of ProtoKinetix, Incorporated that were issued and outstanding.

PROTOKINETIX, INCORPORATED
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Balance Sheets	3

Unaudited Condensed Statements of Operations	4

Unaudited Condensed Statement of Stockholders' Equity	5

Unaudited Condensed Statements of Cash Flows	6

Notes to Unaudited Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Mine Safety Disclosure	23

Item 5. Other Information	23

Item 6. Exhibits	24

Signatures	25

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
As of March 31, 2019
	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$24,108	$136,029
Prepaid expenses and deposits (Notes 3 and 9)	21,744	1,050
Total current assets	45,852	137,079

Intangible assets (Note 4)	188,913	187,771

Total assets	$234,765	$324,850
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$70,652	$78,885
Total current liabilities	70,652	78,885
Stockholders' Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 260,535,766 and 259,785,766 shares issued and outstanding as at March 31, 2019 and December 31, 2018 respectively (Note 7)	1,393	1,389
Additional paid-in capital	31,895,416	31,594,822
Accumulated deficit	(31,732,696)	(31,350,246)

Total stockholders' equity	164,113	245,965
Total liabilities and stockholders' equity	$234,765	$324,850

Basis of Presentation – Going Concern Uncertainties (Note 1)
Commitments and Contingency (Note 9)
Subsequent Event (Note 10)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	Three months ended March 31, 2019	Three months ended March 31, 2018

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750
General and administrative	33,930	17,437
Professional fees	28,682	39,139
Research and development	63,472	84,616
Share-based compensation (Note 5 and 8)	255,598	163,346

OTHER ITEM
Foreign exchange loss	(18)	(1,283)

Loss for the period	$(382,450)	$(306,571)

Loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	260,280,210	254,263,774

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Period from December 31, 2017 to March 31, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2017	251,352,433	$1,344	$30,506,094	$(30,133,903)	$373,535

Issuance of common stock pursuant to private placement offering	1,000,000	5	49,995	-	50,000
Issuance of common stock pursuant to settlement of promissory notes	2,359,240	13	117,949		117,962
Fair value of compensatory options issued	-	-	163,346	-	163,346

Loss for the period	-	-	-	(306,571)	(306,571)

Balance, March 31, 2018	254,711,673	$1,362	$30,837,384	$(30,440,474)	$398,272

Balance, December 31, 2018	259,785,766	$1,389	$31,594,822	$(31,350,246)	$245,965

Issuance of common stock pursuant to private placement offering	750,000	4	44,996	-	45,000
Fair value of compensatory options issued	-	-	255,598	-	255,598

Loss for the period	-	-	-	(382,450)	(382,450)

Balance, March 31, 2019	260,535,766	$1,393	$31,895,416	$(31,732,696)	$164,113

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	Three Months ended March 31, 2019	Three Months ended March 31, 2018

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(382,450)	$(306,571)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	750	750
Share-based compensation	255,598	163,346
Interest accrued	-	306
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(20,694)	3,452
Accounts payable and accrued liabilities	(8,233)	(19,175)

Net cash used in operating activities	(155,029)	(157,892)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(1,892)	(2,903)

Net cash used in investing activities	(1,892)	(2,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	45,000	50,000

Net cash from financing activities	45,000	50,000

Net change in cash	(111,921)	(110,795)

Cash, beginning of period	136,029	302,942

Cash, end of period	$24,108	$192,147

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
Supplementary information – non-cash transactions:
Common stock issued to settle promissory notes	$-	$117,962

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2019

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2019.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K, filed March 12, 2019, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2019

Note 2. Summary of Significant Accounting Policies (cont'd)

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to valuation of equity related instruments issued, deferred income taxes, and the useful life and impairment of intangible assets.

Cash

Cash consists of funds held in checking accounts.  Cash balances may exceed federally insured limits from time to time.

Fair Value of Financial Instruments

Financial instruments, which includes cash, and accounts payable and accrued liabilities, are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Level 1 inputs are used to measure cash. At March 31, 2019 there were no other assets or liabilities subject to additional disclosure.

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
March 31, 2019

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

As at March 31, 2019, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs as at March 31, 2019.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 58,600,000 stock options (March 31, 2018 – 43,900,000), and 6,000,000 warrants (March 31, 2018 – 6,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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
March 31, 2019

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

Recent Accounting Pronouncements

In February 2016, the FASB issued No. ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring the recognition of a right-of-use assets and lease liabilities for most lease arrangements on the balance sheet. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard permits two transition methods, (1) to apply the new lease requirements at the beginning of the earliest period presented, or (2) to apply the new lease requirements at the effective date. Under both transition methods, there is a cumulative effect adjustment.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2019

Note 2. Summary of Significant Accounting Policies (cont'd)

Recent Accounting Pronouncements (cont'd)

ASU 2016-02 was originally required to be adopted on a modified retrospective basis, meaning the new leasing model would need to be applied to the earliest year presented in the financial statements and thereafter. However, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which permits companies to apply the transition provisions of the lease accounting standard at its effective date (i.e. comparative financial statements are not required). Furthermore, in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842):  Narrow Scope Improvements for Lessors, which clarifies that lessor costs, paid directly to a third-party by a lessee on behalf of the lessor, are no longer required to be recognized in the lessor's financial statements.

The Company adopted the new lease requirements on January 1, 2019, electing to use the practical expedients permitted under the transition guidance within the new standard. The adoption of this standard did not have a material impact on the Company's financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requiring certain changes to the recognition and measurement as well as disclosure of incurred and expected credit losses. The standard will become effective for the Company beginning January 1, 2020. In November 2018, the FASB issued ASU 2018-19 to clarify certain aspects of the new current expected credit losses impairment model in ASU 2016-13. ASU 2018-19 points out that operating lease receivables are within the scope of ASC 842 rather than ASC 326. The Company is currently evaluating the impact of the adoption of this standard on the financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee ShareBased Payment Accounting, or “ASU 2018-07”. The guidance in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on the financial statements.

Note 3.   Prepaid Expenses and Deposits

The following summarizes the Company's prepaid expenses and deposits outstanding as at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Deposit on research agreements (Note 9(c))	$20,694	$-
Other prepaid expenses	1,050	1,050

	$21,744	$1,050

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2017	$30,000	$130,528	$160,528
Additions	-	37,743	37,743
Balance, December 31, 2018	$30,000	$168,271	$198,271
Additions	-	1,892	1,892
Balance, March 31, 2019	$30,000	$170,163	$200,163

Accumulated amortization
Balance, December 31, 2017	$7,500	$-	$7,500
Amortization	3,000	-	3,000
Balance, December 31, 2018	$10,500	$-	$10,500
Amortization	750	-	750
Balance, March 31, 2019	$11,250	$-	$11,250

Net carrying amounts
December 31, 2018	$19,500	$168,271	$187,771
March 31, 2019	$18,750	$170,163	$188,913

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the three month period ended March 31, 2019, the Company recorded $750
(2018 - $750) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $135,163 in direct costs relating to the Patent Application Rights, $1,892 of which were incurred during the three month period ended March 31, 2019.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2019

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

No amortization was recorded on the Patent Application Rights to March 31, 2019.

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

As of March 31, 2019, 40,600,000 options and no shares of common stock have been granted and are outstanding under the 2017 Plan.

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

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2019

Note 5.  Stock Options (cont'd)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2017	44,100,000	0.06	0.05
Options expired	(1,000,000)	0.05	0.05
Options granted	800,000	0.06	0.06
Outstanding, March 31, 2018	43,900,000	0.06	0.05	2.46
Outstanding, December 31, 2018	58,600,000	0.07	0.05
Options expired	-	-	-
Options granted	-	-	-
Outstanding, March 31, 2019	58,600,000	0.07	0.05	2.36

The fair values of the stock options granted during the three months ended March 31, 2019 and 2018 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	March 31, 2019	March 31, 2018
Risk-free interest rate	-	1.38%
Dividend yield	-	0.00%
Expected stock price volatility	-	125.00%
Expected forfeiture rate	-	0.00%
Expected life	-	3.60 years

The following non-qualified stock options were outstanding and exercisable at March 31, 2019:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
December 31, 2019	0.08	11,000,000	11,000,000
February 25, 2020	0.04	2,000,000	-
February 28, 2020	0.04	5,000,000	5,000,000
December 31, 2020	0.05	12,200,000	12,200,000
August 31, 2021	0.06	11,000,000	11,000,000
November 14, 2021	0.07	1,000,000	1,000,000
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	300,000
November 8, 2023	0.09	15,000,000	3,750,000
		58,600,000	45,050,000

As at March 31, 2019, the aggregate intrinsic value of the Company's stock options is $796,000 (December 31, 2018 – $572,000). The weighted average fair value of stock options granted during the three months ended March 31, 2019 is $nil (2018 - $0.05).

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2019

Note 6.  Warrants

Warrant transactions for the three months ended March 31, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2017 and March 31, 2018	6,500,000	$0.11
Balance, December 31, 2018 and March 31, 2019	6,000,000	$0.10

The following warrants were outstanding and exercisable as at March 31, 2019:

Number of Warrants	Exercise Price ($)	Expiry Date
6,000,000	0.10	April 22, 2020

Note 7.  Stockholders' Equity

The Company is authorized to issue 400,000,000 (December 31, 2018 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2019 (December 31, 2018 - $nil).

During the three months ended March 31, 2019, the Company:

a)	Issued 750,000 shares of common stock to investors at $0.06 for gross proceeds of $45,000.

During the three month period ended March 31, 2018, the Company:

a)	Issued 1,000,000 shares of common stock to investors at $0.05 for gross proceeds of $50,000.
b)	Issued 2,359,240 shares common stock to the Company's President and CEO to settle two promissory notes (plus accrued interest) totaling $117,962 (Note 8).

Note 8. Related Party Transactions and Balances

During the three month period ended March 31, 2019 and 2018, the Company entered into the following related party transactions:

a)
Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $15,000 (2018 - $15,000) was paid or accrued to the Company's CFO. Pursuant to the agreement, he was also granted 1,000,000 stock options exercisable into common shares of the Company until November 14, 2021 at a price of $0.07 per share (Note 5). The options vested in equal instalments on a quarterly basis beginning February 14, 2018. On November 9, 2018, the CFO was granted an additional 4,000,000 stock options for continued service. The options are exercisable until November 8, 2023 at a price of $0.09 per share (Note 5) and vest quarterly equal installments beginning March 31, 2019.  . During the three months ended March 31, 2019, the Company reimbursed a company controlled by the CFO a total of $3,150 (2018 - $3,150) in office rent.

PROTOKINETIX, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2019

Note 8. Related Party Transactions and Balances (cont'd)

installments beginning March 31, 2019. During the three months ended March 31, 2019, the Company reimbursed a company controlled by the CFO a total of $3,150 (2018 - $3,150) in office rent.

b)    The Company recognized $167,598 (2018 - $99,014) in share-based compensation associated with stock options granted to key management personnel.

c)     During the three month period ended March 31, 2018, the Company issued a total of 2,359,240 shares of common stock to its President and CEO as settlement of principal and interest owing on two promissory notes.

As at March 31, 2019 and December 31, 2018, there were $nil balances owing to related parties.

Note 9.   Commitments and Contingency

Commitments

As at March 31, 2019, the Company has the following commitments:

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

 b) Entered into a consulting agreement for research and investor relation consulting services effective January 1, 2018.  The consultant was granted 400,000 stock options exercisable into common shares of the Company at a price of $0.06 per share until December 31, 2022 (Note 5).  The options vest in equal instalments on a quarterly basis beginning March 31, 2018.   On September 1, 2018, the consultant was granted an additional 600,000 stock options exercisable into common shares of the Company at a price of $0.08 per share until August 31, 2023.  The options vest in equal instalments on a quarterly basis beginning December 31, 2018.

c) Entered into a Collaborative Research Agreement (the "CREA") effective May 31, 2016 with the University of British Columbia ("UBC") for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, and an additional CAD $201,500 ($146,585) which was due within 12 months from the effective date of the CREA in advance of services to be provided by UBC in the second year. On June 29, 2018, the Company entered into an amendment to the CREA, requiring two additional instalments of CAD $54,600 ($41,369 paid) on June 30, 2018 and CAD $54,600 (paid on January 2, 2019) on December 1, 2018. The CREA can be terminated by either party with 30 days' written notice. As of March 31, 2019, a total of $20,694 is included in prepaid expenses and deposits (December 31, 2018 - $nil)  pertaining to the CREA.

On January 4, 2018, the Company entered into an additional agreement with UBC, making a payment of CAD $50,001 ($40,140) for research services to be provided over a term of 1 year.

PROTOKINETIX, INCORPORATED
(A Developmental Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2019

Note 9.   Commitments and Contingency (cont'd)

Commitments (cont'd)

d) Entered into a consulting agreement effective January 1, 2018, whereby the Company would pay the consultant $1,000 per month for a term of 1 year for providing public relations services, unless otherwise terminated by either party with at least 30 days' notice. The consultant was also granted 400,000 stock options exercisable into common shares of the Company until December 31, 2022 at a price of $0.06 per share (Note 5).  The options vest quarterly in equal installments beginning March 31, 2018.

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

Note 10.   Subsequent Event

On April 1, 2019, the Company issued 4,000,000 shares of common stock to investors at $0.05 for gross proceeds of $200,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to "ProtoKinetix", "we", "our", "us" or the "Company" are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the three month period ended March 31, 2019 and 2018, and our financial condition, liquidity and capital resources as of March 31, 2019, and December 31, 2018.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

	For the Three Months Ended
	March 31,
	2019	2018
Operating Expenses
Amortization	$750	$750
General and Administrative	33,930	17,437
Professional Fees	28,682	39,139
Research and Development	63,472	84,616
Share-Based Compensation	255,598	163,346
Total Operating Expenses	382,432	305,288
Loss from Operations	(382,432)	(305,288)

Other Income
Foreign Exchange Gain	(18)	(1,283)
Total Other Income	(18)	(1,283)
Net Loss	$(382,450)	(306,571)

Revenues
We had no revenues for the three month periods ended March 31, 2019 and 2018.

Gross Profit and Expenses
The Company's net loss was $382,450 for the three month period ended March 31, 2019 compared to $306,571 for the three month period ended March 31, 2018.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company's business, research and development and other general and administrative expenses.  Significant changes from the prior three month period ended March 31, 2018 include:

•	General and administrative increased by $16,493 from $17,437 to $33,930 as a result of increased advertising and promotion and earlier payment for exchange listing.
•	Professional fees decreased by $10,457 from $39,139 to $28,682 primarily as a result of a decrease in quarterly legal fees associated with Company operations.
•	Research and development decreased by $21,144 from $63,472 to $84,616 primarily as a result of reduced amortization expense on expiring multi-year contract with the University of British Columbia.
•	Share-based compensation increased by $92,252 from $163,346 to $255,598 primarily as a result of an increase in stock option valuation for the current year.

Liquidity and Capital Resources
The following summarizes our statements of cash flows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Cash	$24,108	$136,029

Working Capital (Deficiency)	$(24,800)	$58,194

At March 31, 2019, we had $24,108 in cash and $45,852 in total current assets.  As of March 31, 2019, we had a negative working capital position of $24,800. Based on our working capital deficiency as of March 31, 2019, the Company will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.   There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $2,863 from $157,892 to $155,029 for the three months ended March 31, 2018 and 2019, respectively.  This decrease was predominantly due to a change in valuation of quarterly compensatory options. Other operational spending remained relatively level comparing prior year first quarter over current first year quarter.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,892 for the three month period ended March 31, 2019, while the Company had net cash used in investing activities of $2,903 for the comparative period.  The difference is attributable to a decrease in the purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $5,000 from $50,000 to $45,000 for the three months ended March 31, 2018 and 2019, respectively, due to a decrease in funding from private placements.

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

Share-Based Compensation

On July 1, 2015, the Board of Directors of the Company adopted the 2015 Stock Option and Stock Bonus Plan (the "Plan").  The Company has granted warrants and options to purchase shares of the Company's common stock to various parties for consulting services outside of the Plan, and beginning July 1, 2015 and ending December 31, 2016 pursuant to the Plan.  On December 30, 2016, the Board of Directors of the Company adopted the 2017 Stock Option and Stock Bonus Plan (the "2017 Plan"). On November 9, 2018, the Board amended the 2017 Plan to increase the aggregate number of shares that may be issued under the 2017 Plan from 30,000,000 to 50,000,000 shares subject to adjustment as provided therein to continue to incentivize contractors and future employees (if any) of the Company.

During the three month period ended March 31, 2019, the Company did not grant additional options pursuant to the 2017 Plan.  The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2019.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of March 31, 2019 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 12, 2019, and such risk factors are incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2018, the Company sold 1,833,333 shares of common stock for gross proceeds of $110,000 to an accredited investor (the Company's President & CEO, Clarence E. Smith) in a private placement.  No solicitation was used in the offering.  The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on January 14, 2019.

On January 22, 2019, the Company sold 250,000 shares of common stock for gross proceeds of $15,000 to an accredited investor in a private placement.  No solicitation was used in the offering.  The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on January 14, 2019.

On February 2, 2019, the Company sold 500,000 shares of common stock for gross proceeds of $30,000 to an accredited investor (the Company's President & CEO, Clarence E. Smith) in a private placement.  No solicitation was used in the offering.  The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on January 14, 2019.

On April 1, 2019, the Company sold 4,000,000 shares of common stock for gross proceeds of $200,000 to accredited investors (one of which was the Company's President & CEO, Clarence E. Smith) in a private placement.  No solicitation was used in the offering.  The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on April 8, 2019.

Other than previously reported, there have been no unregistered sales of equity securities during the three-month period ended March 31, 2019.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX
The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	2015 Stock Option and Stock Bonus Plan[2]
4.2	2017 Stock Option and Stock Bonus Plan[3]
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[4]
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016[5]
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016[3]
10.4	Consulting Agreement between the Company and Susan M. Woodward, dated December 30, 2016[3]
10.5	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016[9]
10.6	Consulting Agreement between the Company and Grant Young, dated December 30, 2016[8]
10.7	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017[8]
10.8	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017[8]
10.9	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017[7]
4.1	Code of Ethics[6]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company's registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2015 with the SEC.
3.	Incorporated by reference from the Company's Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
4.	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
5.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
6.	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 13, 2006 with the SEC.
7.	Incorporated by reference from the Company's Quarterly Report on Form 8-K filed on November 15, 2017 with the SEC.
8.	Incorporated by reference from the Company's amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.
9.	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2019	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer