Form 10-Q
period 2019-06-30
ProtoKinetix, Inc.
filed 2019-07-26
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

304-299-5070
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐     No ☒

As of July 26, 2019, there were 272,802,433 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Balance Sheets	4

Unaudited Condensed Statements of Operations	5

Unaudited Condensed Statement of Stockholders’ Equity	6

Unaudited Condensed Statements of Cash Flows	8

Notes to Unaudited Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosure	29

Item 5. Other Information	29

Item 6. Exhibits	30

Signatures	31

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$503,786	$136,029
Prepaid expenses and deposits (Notes 3)	45,622	1,050
Total current assets	549,408	137,079

Intangible assets (Note 4)	192,689	187,771

Total assets	$742,097	$324,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 8)	$5,420	$78,885
Total current liabilities	5,420	78,885
Stockholders’ Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 272,802,433 and 259,785,766 shares issued and outstanding as at June 30, 2019 and December 31, 2018 respectively (Note 7)	1,454	1,389
Additional paid-in capital	33,237,168	31,594,822
Accumulated deficit	(32,501,945)	(31,350,246)
Total stockholders’ equity	736,677	245,965
Total liabilities and stockholders’ equity	$742,097	$324,850

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$1,500	$1,500
General and administrative	91,403	25,600	125,333	43,037
Professional fees (Note 8)	32,601	29,134	61,283	68,273
Research and development	74,684	70,456	138,156	155,072
Share-based compensation (Notes 5 and 8)	569,813	216,604	825,411	379,950

	(769,251)	(342,544)	(1,151,683)	(647,832)

OTHER ITEM
Foreign exchange gain or (loss)	2	(1,787)	(16)	(3,070)

Loss for the period	$(769,249)	$(344,331)	$(1,151,699)	$(650,902)

Loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	268,477,891	254,909,923	260,408,694	254,588,634

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from December 31, 2018 to June 30, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2018	259,785,766	$1,389	$31,594,822	(31,350,246	$245,965

Issuance of common stock pursuant to private placement offering	13,016,667	65	816,935	—	817,000
Share-based compensation	—	—	825,411	—	825,411

Loss for the period	—	—	—	(1,151,699)	(1,151,699)

Balance, June 30, 2019	272,802,433	$1,454	$33,237,168	(32,501,945)	$736,677

Balance, March 31, 2019	260,535,766	$1,393	$31,895,416	$(31,732,696)	$164,113

Issuance of common stock pursuant to private placement offering	12,266,667	61	771,939	—	772,000
Share-based compensation	—	—	569,813	—	569,813

Loss for the period	—	—	—	(769,249)	(769,249)

Balance, June 30, 2019	272,802,433	$1,454	$33,237,168	$(32,501,945)	$736,677

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from December 31, 2018 to June 30, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2017	251,352,433	$1,344	$30,506,094	$(30,133,903)	$373,535

Issuance of common stock pursuant to private placement offering	4,240,760	22	212,016	—	212,038
Issuance of common stock pursuant to settlement of promissory notes	2,359,240	13	117,949		117,962
Share-based compensation	—	—	379,950	—	379,950

Loss for the period	—	—	—	(650,902)	(650,902)

Balance, June 30, 2018	257,952,433	$1,379	$31,216,009	$(30,784,805)	$432,583

Balance, March 31, 2018	254,711,673	$1,362	$30,837,384	$(30,440,474)	$398,272

Issuance of common stock pursuant to private placement offering	3,240,760	17	162,021	—	162,038
Share-based compensation	—	—	216,604	—	216,604

Loss for the period	—	—	—	(344,331)	(344,331)

Balance, June 30, 2018	257,952,433	$1,379	$31,216,009	$(30,784,805)	$432,583

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2019 and 2018

	Six Months ended June 30, 2019	Six Months ended June 30, 2018

CASH FLOWS USED IN OPERATING ACTIVITIES
Loss for the period	$(1,151,699)	$(650,902)
Adjustments to reconcile loss to cash used in operating activities:
Amortization – intangible assets	1,500	1,500
Share-based compensation	825,411	379,950
Interest accrued	—	306
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(44,572)	(362)
Accounts payable and accrued liabilities	(73,465)	(21,486)

Net cash used in operating activities	(442,825)	(290,994)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(6,418)	(9,578)

Net cash used in investing activities	(6,418)	(9,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	817,000	212,038

Net cash from financing activities	817,000	212,038

Net change in cash	367,757	(88,534)

Cash, beginning of period	136,029	302,942

Cash, end of period	$503,786	$214,408

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information – non-cash transactions:
Common stock issued to settle promissory notes	$—	$117,962

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, filed March 12, 2019, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

Note 2. Summary of Significant Accounting Policies (cont’d)

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to valuation of equity related instruments issued, deferred income taxes, and the useful life and impairment of intangible assets.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At June 30, 2019, there were no other assets or liabilities subject to additional disclosure.

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

June 30, 2019

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

As at June 30, 2019, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at June 30, 2019.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 60,200,000 stock options (June 30, 2018 – 43,300,000), and 6,000,000 warrants (June 30, 2018 – 6,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

June 30, 2019

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

Note 2. Summary of Significant Accounting Policies (cont’d)

Recent Accounting Pronouncements (cont’d)

The Company adopted the new lease requirements on January 1, 2019, electing to use the practical expedients permitted under the transition guidance within the new standard. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Other than the above, the Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

Note 3.   Prepaid Expenses and Deposits

The following summarizes the Company’s prepaid expenses and deposits outstanding as at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Deposit on research agreements (Note 9)	$44,572	$—
Other prepaid expenses	1,050	1,050

	$45,622	$1,050

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2017	$30,000	$130,528	$160,528
Additions	—	37,743	37,743
Balance, December 31, 2018	$30,000	$168,271	$198,271
Additions	—	6,418	6,418
Balance, June 30, 2019	$30,000	$174,689	$204,689

Accumulated amortization
Balance, December 31, 2017	$7,500	$—	$7,500
Amortization	3,000	—	3,000
Balance, December 31, 2018	$10,500	$—	$10,500
Amortization	1,500	—	1,500
Balance, June 30, 2019	$12,000	$—	$12,000

Net carrying amounts
December 31, 2018	$19,500	$168,271	$187,771
June 30, 2019	$18,000	$174,689	$192,689

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000. During the six month period ended June 30, 2019, the Company recorded $1,500 (2018 - $1,500) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $139,689 in direct costs relating to the Patent Application Rights, $6,418 of which were incurred during the six month period ended June 30, 2019.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

Note 4.  Intangible Assets (cont’d)

During the year ended December 31, 2016, the Company entered into a Universal Assignment with Grant Young for the assignment of his ownership of certain new and useful improvements in an invention entitled “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells” (the “New Patent Application Rights”).  In exchange for the New Patent Application Rights, the Company agreed to pay $1 (paid).  The Company incurred $2,415 in direct costs relating to the New Patent Application Rights during the year ended December 31, 2016. No amortization was recorded on the Patent Application Rights to June 30, 2019.

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

As of June 30, 2019, 42,200,000 options and no shares of common stock have been granted and are outstanding under the 2017 Plan.

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

Note 5.  Stock Options (cont’d)

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

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2018	58,600,000	0.07	0.05
Options expired	—	—	—
Options granted	1,600,000	0.13	0.18
Outstanding, June 30, 2019	60,200,000	0.07	0.07	2.17

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2017	44,100,000	0.06	0.05
Options expired	(1,600,000)	0.07	0.06
Options granted	800,000	0.06	0.08
Outstanding, June 30, 2018	43,300,000	0.06	0.05	2.25

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

Note 5.  Stock Options (cont’d)

The fair values of the stock options granted during the six month periods ended June 30, 2019 and 2018 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	June 30, 2019	June 30, 2018
Risk-free interest rate	2.41%	1.49%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	4.51 years	3.71 years

The following non-qualified stock options were outstanding and exercisable at June 30, 2019:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
February 25, 2020	0.04	2,000,000	—
February 28, 2020	0.04	5,000,000	5,000,000
December 31, 2019	0.08	11,000,000	11,000,000
December 31, 2020	0.05	12,200,000	12,200,000
August 31, 2021	0.06	11,000,000	11,000,000
November 14, 2021	0.07	1,000,000	1,000,000
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	450,000
November 8, 2023	0.09	15,000,000	7,500,000
May 6, 2023	0.13	1,600,000	800,000
		60,200,000	49,750,000

As at June 30, 2019, the aggregate intrinsic value of the Company’s stock options is $8,488,000 (December 31, 2018 – $572,000). The weighted average fair value of stock options granted during the six month period ended June 30, 2019 is $0.18 (2018 - $0.08).

Note 6.  Warrants

Warrant transactions for the three months ended June 30, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2017 and June 30, 2018	6,500,000	$0.11
Balance, December 31, 2018 and June 30, 2019	6,000,000	$0.10

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

Note 6.  Warrants (cont’d)

The following warrants were outstanding and exercisable as at June 30, 2019:

Number of Warrants	Exercise Price ($)	Expiry Date
6,000,000	0.10	April 22, 2020

Note 7.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2018 – 400,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2019 (December 31, 2018 - $nil).

During the six month period ended June 30, 2018, the Company:

a)  Issued 4,240,760 shares of common stock to investors at $0.05 for gross proceeds of $212,038.

b) Issued 2,359,240 shares of common stock to the Company’s President and CEO to settle two promissory notes (plus accrued interest) totaling $117,962.

During the six month period ended June 30, 2019, the Company:

a)	Issued 750,000 shares of common stock to investors at $0.06 for gross proceeds of $45,000.
b)	Issued 10,000,000 shares of common stock to investors at $0.05 for gross proceeds of $500,000.
c)	Issued 2,266,667 shares of common stock to investors at $0.12 for gross proceeds of $272,000.

Note 8. Related Party Transactions and Balances

During the six month period ended June 30, 2019 and 2018, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $30,000 (2018 - $30,000) was paid or accrued to the Company's CFO. Pursuant to the agreement, he was also granted 1,000,000 stock options exercisable into common shares of the Company until November 14, 2021 at a price of $0.07 per share (Note 5). The options vested in equal instalments on a quarterly basis beginning February 14, 2018. On November 9, 2018, the CFO was granted an additional 4,000,000 stock options for continued service. The options are exercisable until November 8, 2023 at a price of $0.09 per share (Note 5) and vest quarterly equal installments beginning March 31, 2019. During the six months ended June 30, 2019, the Company reimbursed a company controlled by the CFO a total of $6,300 (2018 - $6,300) in office rent.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

Note 8. Related Party Transactions and Balances (cont’d)

b) The Company recognized $335,197 (2018 - $372,532) in share-based compensation associated with stock options granted to key management personnel.

c) During the six month period ended June 30, 2018, the Company issued a total of 2,359,240 shares of common stock to its President and CEO as settlement of principal and interest owing on two promissory notes.

As at June 30, 2019 and December 31, 2018, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

Note 9.  Commitments and Contingency

As at June 30, 2019, the Company has the following commitments:

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

c) Entered into a Collaborative Research Agreement (the “CREA”) effective May 31, 2016 with the University of British Columbia (“UBC”) for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, and an additional CAD $201,500 ($146,585) which was due within 12 months from the effective date of the CREA in advance of services to be provided by UBC in the second year. On June 29, 2018, the Company entered into an amendment to the CREA, requiring two additional instalments of CAD $54,600 ($41,369 paid) on June 30, 2018 and CAD $54,600 ($41,392 paid on January 2, 2019) on December 1, 2018. The CREA can be terminated by either party with 30 days’ written notice. As of June 30, 2019, a total of $nil is included in prepaid expenses and deposits (December 31, 2018 - $nil) pertaining to the CREA.

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

e) On May 1, 2019 entered into consulting agreements for investor relation consulting services with two firms. The consultants were granted 800,000 stock options each (for a total of 1,600,000) exercisable into common shares of the Company at a price of $0.13 per share until May 6, 2023. (Note 5). The options vest 400,000 shares to each of the two consultants on May 6, 2019 and 400,000 each, one on July 17, 2019 and one on August 1, 2019. The agreements also call for monthly payments of $5,000 to each of the two consultants over a term of 1 year. The agreements can be cancelled at any time with a 30 day notice.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

Note 9.  Commitments and Contingency(cont’d)

f) Entered into a Collaborative Research Agreement (the “CREA”) on April 24, 2019, effective March 31, 2019 with the University of Dalhousie (“Dalhousie”) for a term of 1 year. Pursuant to the CREA, the Company will pay a total of CAD $112,000. Dalhousie agrees to invoice the Company in four installments of CAD $28,000 ($20,982 paid) as research services progress. The CREA can be terminated by either party with 30 days’ written notice. As of June 30, 2019, a total of $nil is included in prepaid expenses and deposits (December 31, 2018 - $nil) pertaining to the CREA.

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

The following discussion provides information regarding the results of operations for the six month period ended June 30, 2019 and 2018, and our financial condition, liquidity and capital resources as of June 30, 2019, and December 31, 2018.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Six Months Ended
	June 30,
	2019	2018
Revenues	$—	$—
Cost of Sales	—	—
Gross (Loss) Profit	—	—
Operating Expenses
Amortization	$1,500	$1,500
General and Administrative	125,333	43,037
Professional Fees	61,283	68,273
Research and Development	138,156	155,072
Share-Based Compensation	825,411	379,950
Total Operating Expenses	1,151,683	647,832
Loss from Operations	(1,151,683)	(647,832)

Other Income
Foreign Exchange Gain	(16)	(3,070)
Total Other Income	(16)	(3,070)
Net Loss	$(1,151,699)	(650,902)

Revenues

We had no revenues for the six month periods ended June 30, 2019 and 2018.

Gross Profit and Expenses

The Company’s net loss was $1,151,699 for the six month period ended June 30, 2019 compared to $650,902 for the six month period ended June 30, 2018.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior six month period ended June 30, 2018 include:

General and Administrative fees increased by $82,294 from $43,037 to $125,331 primarily as a result of an increase in spending on advertising and investor relations, and the upgrade of company website.

Research and development decreased slightly as year over year with a decrease of $16,916 from $155,072 to $138,156 with the primary spending being testing of effects of glycopeptides on retinal cell transplants, stem cell engraftment and antibody production with the University of British Columbia (UBC). Added expenses from new research being done at the University of Dalhousie, which offset some of the savings from lower UBC spending.

Share-based compensation increased significantly by $445,461 from $379,950 to $825,411 primarily as a result of an increase in the value of management stock options for the current year, and the addition of stock option compensation to investor relations consultants.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Cash	$503,786	$136,029

Working Capital	$543,988	$58,194

At June 30, 2019, we had $503,786 in cash and $549,408 in total current assets.  As of June 30, 2019, we had a positive working capital equity position of $543,988. Based upon our working capital equity as of June 30, 2019, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $151,831 from $290,994 to $442,825 for the six months ended June 30, 2018 and 2019, respectively.  This increase was predominantly due to an increase in prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6,418 for the six month period ended June 30, 2019 while the Company had net cash used in investing activities of $9,578 for the comparative period.  The difference is attributable to a decrease in the purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $604,962 from $212,038 to $817,000 for the six months ended June 30, 2018 and 2019, respectively due to an increase of funding from private placements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.  The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern. In spite of the fact that the current cash obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate. We intend to fund the Company and attempt to meet corporate obligations by selling common stock.  However, the price and volume of the Company’s common stock is volatile.

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

During the six month period ended June 30, 2019, the Company granted 1,600,000 additional options pursuant to the 2017 Plan. The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2019.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of June 30, 2019 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 2, 2019, the Company sold 500,000 shares of common stock for gross proceeds of $30,000 to an accredited investor (the Company’s President & CEO, Clarence E. Smith) in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on January 14, 2019.

On April 1, 2019, the Company sold 4,000,000 shares of common stock for gross proceeds of $200,000 to accredited investors (one of which was the Company’s President & CEO, Clarence E. Smith) in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on April 8, 2019.

On April 30, 2019, the Company sold 1,200,000 shares of common stock for gross proceeds of $60,000 to accredited investors in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on April 8, 2019.

Between May 3, 2019 and May 9, 2019, the Company sold 4,800,000 shares of common stock for gross proceeds of $240,000 to one accredited investor in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on April 8, 2019.

On June 14, 2019, the Company sold 2,266,667 shares of common stock for gross proceeds of $272,000 to accredited investors in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on July 2, 2019.

Other than previously reported, there have been no unregistered sales of equity securities during the six-month period ended June 30, 2019.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Other than previously reported, there has been no other information to report during the six-month period ended June 30, 2019. Please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2019 for events occurring after June 30, 2019.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Certificate of Incorporation[1]
3.2	Bylaws[1]
4.1	Amended 2017 Stock Option and Stock Bonus Plan[2]
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan[3]
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015[4]
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016[5]
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016[6]
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016[6]
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016[9]
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017[8]
10.7	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017[8]
10.8	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017[8]
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017.[7]
14.1	Code of Ethics[3]
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.
3.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
6.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
7.	Incorporated by reference from the Company’s Quarterly Report on Form 8-K filed on November 15, 2017 with the SEC.
8.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.
9.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 26, 2019	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

