Form 10-Q
period 2019-09-30
ProtoKinetix, Inc.
filed 2019-10-28
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 000-32917

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October ____, 2019, there were 272,900,259 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Balance Sheets	3

Unaudited Condensed Statements of Operations	4

Unaudited Condensed Statement of Stockholders’ Equity	5

Unaudited Condensed Statements of Cash Flows	6

Notes to Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosure	29

Item 5. Other Information	29

Item 6. Exhibits	30

Signatures	31

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$289,859	$136,029
Prepaid expenses and deposits (Note 3)	10,590	1,050
Total current assets	300,449	137,079

Intangible assets (Note 4)	191,939	187,771

Total assets	$492,388	$324,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,421	$78,885
Total current liabilities	5,421	78,885
Stockholders’ Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 272,900,259 and 259,785,766 shares issued and outstanding as at September 30, 2019 and December 31, 2018 respectively (Note 7)	1,459	1,389
Additional paid-in capital	33,579,381	31,594,822
Accumulated deficit	(33,093,873)	(31,350,246)
Total stockholders’ equity	486,967	245,965
Total liabilities and stockholders’ equity	$492,388	$324,850

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$2,250	$2,250
General and administrative	76,905	13,723	202,238	56,757
Professional fees (Note 8)	31,032	30,001	92,315	98,274
Research and development	140,933	92,823	279,089	247,896
Share-based compensation (Notes 5 and 8)	342,218	234,476	1,167,629	614,427

	(591,838)	(371,773)	(1,743,521)	(1,019,604)

OTHER ITEM
Foreign exchange loss	(90)	(2)	(106)	(3,073)

Net Loss for the period	$(591,928)	$(371,775)	$(1,743,627)	$(1,022,677)

Net Loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	272,816,256	257,952,433	267,232,714	255,722,222

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from December 31, 2018 to September 30, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2018	259,785,766	$1,389	$31,594,822	(31,350,246)	$245,965

Issuance of common stock pursuant to private placement offering	13,016,667	69	816,931	—	817,000
Issuance of common stock pursuant to cashless option exercise	97,826	1	(1)	—	—
Fair value of share-based compensation	—	—	1,167,629	—	1,167,629

Net Loss for the period	—	—	—	(1,743,627)	(1,743,627)

Balance, September 30, 2019	272,900,259	$1,459	$33,579,381	(33,093,873	$486,967

Balance, June 30, 2019	272,802,433	$1,458	$33,237,164	$(32,501,945)	$736,677

Issuance of common stock pursuant to cashless option exercise	97,826	1	(1)	—	—
Fair value of share-based compensation	—	—	342,218	—	342,218

Net Loss for the period	—	—	—	(591,928)	(591,928)

Balance, September 30, 2019	272,900,259	$1,459	$33,579,381	$(33,093,873)	$486,967

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from December 31, 2018 to September 30, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2017	251,352,433	$1,344	$30,506,094	$(30,133,903)	$373,535

Issuance of common stock pursuant to private placement offering	4,240,760	22	212,016	—	212,038
Issuance of common stock pursuant to settlement of promissory notes	2,359,240	13	117,949	—	117,962
Fair value of share-based compensation	—	—	614,427	—	614,427

Net Loss for the period	—	—	—	(1,022,902)	(1,022,902)

Balance, September 30, 2018	257,952,433	$1,379	$31,450,486	$(31,156,580)	$295,285

Balance, June 30, 2018	257,952,433	$1,379	$31,216,009	$(30,784,805)	$432,583

Fair value of share-based compensation	—	—	234,477	—	234,477

Net Loss for the period	—	—	—	(371,775)	(371,775)

Balance, September 30, 2018	257,952,433	$1,379	$31,450,486	$(31,156,580)	$295,285

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, 2019 and 2018

	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(1,743,627)	$(1,022,677)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	2,250	2,250
Fair value of share-based compensation	1,167,629	614,427
Interest accrued	—	306
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(9,540)	(51,043)
Accounts payable and accrued liabilities	(73,464)	(21,886)

Net cash used in operating activities	(656,752)	(376,537)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(6,418)	(27,946)

Net cash used in investing activities	(6,418)	(27,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	817,000	212,038

Net cash from financing activities	817,000	212,038

Net change in cash	153,830	(192,445)

Cash, beginning of period	136,029	302,942

Cash, end of period	$289,859	$110,497

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information – non-cash transactions:
Common stock issued to settle promissory notes	$—	$117,962

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2019

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At September 30, 2019, there were no other assets or liabilities subject to additional disclosure.

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

September 30, 2019

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

As at September 30, 2019, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at September 30, 2019.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 76,450,000 stock options (September 30, 2018 – 43,900,000), and 6,000,000 warrants (September 30, 2018 – 6,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

September 30, 2019

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

September 30, 2019

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 3.   Prepaid Expenses and Deposits

The following summarizes the Company’s prepaid expenses and deposits outstanding as at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Deposit on research agreements (Note 9)	$9,540	$—
Other prepaid expenses	1,050	1,050

	$10,590	$1,050

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2017	$30,000	$130,528	$160,528
Additions	—	37,743	37,743
Balance, December 31, 2018	$30,000	$168,271	$198,271
Additions	—	6,418	6,418
Balance, September 30, 2019	$30,000	$174,689	$204,689

Accumulated amortization
Balance, December 31, 2017	$7,500	$—	$7,500
Amortization	3,000	—	3,000
Balance, December 31, 2018	$10,500	$—	$10,500
Amortization	2,250	—	2,250
Balance, September 30, 2019	$12,750	$—	$12,750

Net carrying amounts
December 31, 2018	$19,500	$168,271	$187,771
September 30, 2019	$17,250	$174,689	$191,939

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000. During the nine month period ended September 30, 2019, the Company recorded $2,250 (2018 - $2,250) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $139,689 in direct costs relating to the Patent Application Rights, $6,418 of which were incurred during the nine month period ended September 30, 2019.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 4.  Intangible Assets (cont’d)

During the year ended December 31, 2016, the Company entered into a Universal Assignment with Grant Young for the assignment of his ownership of certain new and useful improvements in an invention entitled “Use of Anti-Aging Glycoprotein for Enhancing Survival of Neurosensory Precursor Cells” (the “New Patent Application Rights”).  In exchange for the New Patent Application Rights, the Company agreed to pay $1 (paid).  The Company incurred $2,415 in direct costs relating to the New Patent Application Rights during the year ended December 31, 2016. No amortization was recorded on the Patent Application Rights to September 30, 2019.

Note 5.  Stock Options

On December 30, 2016, the Board of Directors of the Company adopted the 2017 Stock Option and Stock Bonus Plan (the “2017 Plan”).  The Board of Directors adopted the 2017 Plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

The aggregate number of shares that may be issued under the 2017 Plan is 89,700,000 shares subject to adjustment as provided therein.  The 2017 Plan includes two types of options.  Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as incentive options.  Options which are not intended to qualify as incentive options are referred to as non-qualified options.

As of September 30, 2019, 74,450,000 options and no shares of common stock have been granted and are outstanding under the 2017 Plan.

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

September 30, 2019

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

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2018	58,600,000	0.07	0.05
Options cancelled	(16,000,000)	0.07	0.04
Options exercised	(250,000)	0.07	0.07
Options granted	34,100,000	0.25	0.18
Outstanding, September 30, 2019	76,450,000	0.15	0.07	3.48

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life
		$	$	(Years)
Outstanding, December 31, 2017	44,100,000	0.06	0.05
Options expired	(1,600,000)	0.07	0.03
Options granted	1,400,000	0.07	0.09
Outstanding, September 30, 2018	43,900,000	0.06	0.05	2.05

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 5.  Stock Options (cont’d)

The $1,167,629 (September 30, 2018- $614,427) fair value of stock options granted during the nine month period ended September 30, 2019 was estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	September 30, 2019	September 30, 2018
Risk-free interest rate	2.41%	1.51%
Dividend yield	0.00%	0.00%
Expected stock price volatility	125.00%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	4.60 years	3.61 years

The following non-qualified stock options were outstanding and exercisable at September 30, 2019:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
February 25, 2020	0.04	2,000,000	—
December 31, 2020	0.05	12,200,000	12,200,000
August 31, 2021	0.06	11,000,000	11,000,000
November 14, 2021	0.07	750,000	750,000
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	15,000,000	11,250,000
May 5, 2023	0.13	1,600,000	1,600,000
July 14, 2024	0.26	32,500,000	—

		76,450,000	38,200,000

As at September 30, 2019, the aggregate intrinsic value of the Company’s stock options is $1,386,500 (December 31, 2018 – $572,000). The weighted average fair value of stock options granted during the nine month period ended September 30, 2019 is $0.07 (2018 - $0.08).

Note 6.  Warrants

Warrant transactions for the three months ended September 30, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2017 and September 30, 2018	6,500,000	$0.11
Balance, December 31, 2018 and September 30, 2019	6,000,000	$0.26

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 6.  Warrants (cont’d)

The following warrants were outstanding and exercisable as at September 30, 2019:

Number of Warrants	Exercise Price ($)	Expiry Date
6,000,000	0.26	July 14, 2024

Note 7.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2018 – 400,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2019 (December 31, 2018 - $nil).

During the nine month period ended September 30, 2018, the Company:

a)	Issued 4,240,760 shares of common stock to investors at $0.05 for gross proceeds of $212,038.
b)	Issued 2,359,240 shares of common stock to the Company’s President and CEO to settle two promissory notes (plus accrued interest) totaling $117,962.

During the nine month period ended September 30, 2019, the Company:

a)	Issued 750,000 shares of common stock to investors at $0.06 for gross proceeds of $45,000.
b)	Issued 10,000,000 shares of common stock to investors at $0.05 for gross proceeds of $500,000.
c)	Issued 2,266,667 shares of common stock to investors at $0.12 for gross proceeds of $272,000.
d)	Issued 97,826 shares of common stock to the CFO pursuant to a cashless exercise of 250,000 stock options.

Note 8. Related Party Transactions and Balances

During the nine month period ended September 30, 2019 and 2018, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $45,000 (2018 - $45,000) was paid or accrued to the Company's CFO. Pursuant to the agreement, he was also granted 1,000,000 stock options exercisable into common shares of the Company until November 14, 2021 at a price of $0.07 per share (Note 5). The options vested in equal installments on a quarterly basis beginning February 14, 2018. On November 9, 2018, the CFO was granted an additional 4,000,000 stock options for continued service. The options are exercisable until November 8, 2023 at a price of $0.09 per stock option (Note 5) and vest quarterly in equal installments beginning March 31, 2019. On July 15, 2019, the CFO was granted 4,000,000 for continued service. The options are exercisable until July 14, 2024 at a price of $0.26 per share. During the nine months ended September 30, 2019, the Company reimbursed a company controlled by the CFO a total of $9,450 (2018 - $9,450) in office rent.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 8. Related Party Transactions and Balances (cont’d)

b) The Company recognized $502,795 (2018 - $297,044) in share-based compensation associated with stock options granted to key management personnel.

c) During the nine month period ended September 30, 2018, the Company issued a total of 2,359,240 shares of common stock to its President and CEO as settlement of principal and interest owing on two promissory notes.

As at September 30, 2019 and December 31, 2018, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 9.  Commitments and Contingency

As at September 30, 2019, the Company has the following commitments:

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

On July 15, 2019 pursuant to a mutual agreement, the consultant’s vested options for 5,000,000 shares at $0.04 per share, expiring February 28, 2020, and vested options for 5,000,000 shares at $0.08 per share, expiring December 31, 2019 were cancelled. New stock options were granted for 10,000,000 shares of common stock at a price of $0.26 per share and expiring July 14, 2024. The options vest in equal installments quarterly starting Oct 13, 2019. On July 15, 2019 the consultant was also granted stock options for continued service for 5,000,000 shares of common stock at a price of $0.26, expiring July 14, 2024. The options vest in equal installments quarterly starting Oct 13, 2019.

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

c) Entered into a Collaborative Research Agreement (the “CREA”) effective May 31, 2016 with the University of British Columbia (“UBC”) for a term of 2 years. Pursuant to the CREA, the Company paid a total of CAD $169,000 ($131,448) in advance for services to be provided by UBC in the first year, and an additional CAD $201,500 ($146,585) which was due within 12 months from the effective date of the CREA in advance of services to be provided by UBC in the second year. On June 29, 2018, the Company entered into an amendment to the CREA, requiring two additional instalments of CAD $54,600 ($41,369 paid) on June 30, 2018 and CAD $54,600 ($41,392 paid on January 2, 2019) on December 1, 2018. The CREA can be terminated by either party with 30 days’ written notice. As of September 30, 2019, a total of $nil is included in prepaid expenses and deposits (December 31, 2018 - $nil) pertaining to the CREA.

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

Note 9.  Commitments and Contingency(cont’d)

e) On May 1, 2019, entered into consulting agreements for investor relation consulting services with two firms. The consultants were granted 800,000 stock options each (for a total of 1,600,000) exercisable into common shares of the Company at a price of $0.13 per share until May 6, 2023. (Note 5). The options vest 400,000 shares to each of the two consultants on May 6, 2019 and 400,000 each, one on July 17, 2019 and one on August 1, 2019. The agreements also call for monthly payments of $5,000 to each of the two consultants over a term of 1 year. The agreements can be cancelled at any time with 30 days’ notice.

f ) Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for a term of 1 year for providing research consulting services, unless otherwise terminated by either party with at least 30 days’ notice. On July 15, 2019 the consultant was also granted 500,000 stock options exercisable into common shares of the Company until July 14, 2024 at a price of $0.26 per share. The options vest quarterly in equal installments beginning October 13, 2019.

g ) Entered into a Collaborative Research Agreement (the “CREA”) on February 20, 2019 with the University of Dalhousie until March 31, 2020. Pursuant to the CREA, the Company will pay a total of CAD $112,000. Dalhousie agrees to invoice the Company in four installments of CAD $28,000 ($20,982 paid) as research services progress. The CREA can be terminated by either party with 30 days’ written notice. As of September 30, 2019, a total of $nil is included in prepaid expenses and deposits (December 31, 2018 - $nil) pertaining to the CREA.

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

The following discussion provides information regarding the results of operations for the nine month period ended September 30, 2019 and 2018, and our financial condition, liquidity and capital resources as of September 30, 2019, and December 31, 2018.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Nine Months Ended
	September 30,
	2019	2018
Revenues	$—	$—
Cost of Sales	—	—
Gross (Loss) Profit	—	—
Operating Expenses
Amortization	$2,250	$2,250
General and Administrative	202,238	56,757
Professional Fees	92,315	98,274
Research and Development	279,089	247,896
Share-Based Compensation	1,167,629	614,427
Total Operating Expenses	1,167,629	1,019,604
Loss from Operations	(1,743,521)	(1,019,604)

Other Income
Foreign Exchange Loss	(106)	(3,073)
Total Other Loss	(106)	(3,073)
Net Loss	$(1,743,627)	(1,022,677)

Revenues

We had no revenues for the nine month periods ended September 30, 2019 and 2018.

Gross Profit and Expenses

The Company’s net loss was $1,743,627 for the nine month period ended September 30, 2019 compared to $1,022,677 for the nine month period ended September 30, 2018.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior nine month period ended September 30, 2018 include:

General and Administrative fees increased by $145,481 from $56,757 to $202,238 primarily as a result of an increase in spending on advertising and investor relations, and the upgrade of company website.

Research and development increased slightly year over year with a change of $31,193 from $247,896 to $279,089 with the primary spending being testing of effects of glycopeptides on retinal cell transplants, stem cell engraftment and antibody production with the University of British Columbia (UBC). Added expenses from new research being done at the University of Dalhousie, and the order placement for additional production of our AAGP molecule to be delivered by year end.

Share-based compensation increased significantly by $553,202 from $614,427 to $1,167,629 primarily as a result of an increase in the value of management stock options for the current year, and the addition of stock option compensation to investor relations consultants.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Cash	$289,859	$136,029

Working Capital	$295,029	$58,194

At September 30, 2019, we had $289,859 in cash and $300,449 in total current assets.  As of September 30, 2019, we had a positive working capital equity position of $295,029. Based upon our working capital equity as of September 30, 2019, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $280,215 from $376,537 to $656,752 for the nine months ended September 30, 2018 and 2019, respectively.  This increase was predominantly due to an increase in research spending.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6,418 for the nine month period ended September 30, 2019 while the Company had net cash used in investing activities of $27,946 for the comparative period.  The difference is attributable to a decrease in the purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $604,962 from $212,038 to $817,000 for the nine months ended September 30, 2018 and 2019, respectively due to an increase of funding from private placements.

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

On July 15, 2019 , the Board amended the 2017 Plan to increase the aggregate number of shares that may be issued under the 2017 Plan from 50,000,000 to 89,700,000 shares subject to adjustment as provided therein to continue to incentivize contractors and future employees (if any) of the Company

During the nine month period ended September 30, 2019, the Company granted 32,500,000 additional options pursuant to the 2017 Plan. The fair values of the warrants and options issued have been estimated using the Black-Scholes Option Pricing Model.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2019.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of September 30, 2019 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2019, the Company’s CFO exercised an option to purchase 250,000 shares of common stock of the Company at $0.07 per share through a cashless exercise. The CFO received 97,826 shares and the Company received 152,174 as consideration for the exercise. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”) and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions not involving a public offering. No commissions were paid in connection with the issuance of these securities.

Other than previously reported, there have been no unregistered sales of equity securities during the nine month period ended September 30, 2019.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Other than previously reported, there has been no other information to report during the nine month period ended September 30, 2019.

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

Date: October 25, 2019	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer