Form 10-K
period 2019-12-31
ProtoKinetix, Inc.
filed 2020-02-19
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-32917

PROTOKINETIX, INCORPORATED

(Name of small business issuer as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
412 Mulberry Street Marietta, Ohio 45750 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	740-434-5041

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Securities registered pursuant to Section 12(b) of the Act:

$.0000053 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☐   Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:   ☐   Yes   [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]     Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]   Yes      ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company [X]
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $40,250,581.77 based upon the closing price of our common stock which was $0.21 as of June 28, 2019, the last business day of the Company’s most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2020, there were 275,400,259 shares of our common stock that were issued and outstanding.

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

The Company’s executive (or corporate) offices are located at 412 Mulberry Street, Marietta, Ohio 45750.  Our telephone number is (740) 434-5041 and our website is www.protokinetix.com .

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as well as some statements in press releases and some oral statements of the Company’s officers during presentations about the Company include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, among others:

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

Nonclinical Efficacy Testing (Human Islets)

For the last six years, AAGP® testing has been conducted pursuant to a comprehensive transplantation testing program in conjunction with the University of Alberta transplant research team.  The Company entered into a consulting agreement in May 2015 with Dr. James Shapiro to collaborate with the James Shapiro Laboratory at the University of Alberta in Edmonton, Alberta, Canada.  Dr. Shapiro directs the largest clinical islet transplantation program in the world.  Dr. Shapiro and his team have conducted extensive testing with our AAGP® molecule using human islet cells in transplantation, investigating its effect on engraftment, insulin production, protective effect against anti-rejection drugs and investigation of the mechanism of action.  The results provided consistent encouragement to continue testing to develop protocols that can be applied to transplantation medicine.  In December of 2016, the Governors of the University of Alberta submitted an Investigational Testing Authorization Application To Health Canada to evaluate the safety and efficacy of transplantation of AAGP® treated human islets as an addition to the already established Edmonton Protocol for the treatment of Type 1 Diabetes.

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

The Governors of the University of Alberta submitted an Investigator Sponsored Clinical Trial Application to Health Canada.  This trial will be conducted by Dr. Shapiro and his team at the University of Alberta on the well-established, Edmonton Protocol used for treatment of Type 1 Diabetes through islet cell transplants.  Subsequent to December 31, 2016, the Investigator Sponsored Clinical Trial Application was approved by Health Canada. In preparation for the Phase 1 / 2 clinical trials as well as for the Clinical Trial Application, ProtoKinetix has:

•	Completed the production of AAGP® under strict GMP (Good Manufacturing Practice) standards as required by Health Canada and US FDA (United States Food and Drug Administration) for human use;

•	Completed the validated sterilization and vialing of AAGP® to become the drug product, designated PKX-001, that will be used in the clinical trials at the University of Alberta.

•	Completed stability tests on AAGP® at different temperature ranges.

•	Completed genotoxicity studies under GLP (Good Laboratory Practice) at ITR Laboratories Canada, Inc..

•	Completed carryover studies, to comply with the clinical test protocols, at BRI Pharmaceutical Research, Inc..

•	Competed PK (Pharmacokinetics) studies at BRI Pharmaceutical Research, Inc. in Vancouver.

•	In 2019 Competed manufacturing of additional AAGP® molecule for expanded clinical trials to begin in 2020. Sterilization and vialing of AAGP® drug product designated PKX-001 is anticipated to be completed in the first quarter of 2020.

The Company entered into a Clinical Supply Agreement (the “CSA”) on January 14, 2020 with Alberta Health Services and the Governors of the University of Alberta (the “Institution”) and Dr. James Shapiro. The agreement requires Protokinetix to supply PKX-001 free of charge and in sufficient quantity to conduct the clinical study by Dr. James Shapiro. The delivery date is estimated to be late February 2020.

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

Interim results completed in August of 2019 showed very positive results and showed no adverse effects in animals when using AAGP®.  Although results are in relatively small numbers of animals this bodes exceptionally well for any proposed future clinical trial work and the in vivo study was expanded to a six-month time period. In December of 2019 the Company announced the completion of the in vivo study to assess the effect of AAGP® on the long-term survival and functional activity of photoreceptor precursor cells (PPCs) in the animal ocular model of genetic retinal degeneration. In vivo tests demonstrated that transplantation of PPCs pre-treated with AAGP® (PKX-001) resulted in statistically significant improvements in both the visual behavioral (optokinetic tracking test) and functional analysis (electroretinogram test) responses as compared with PPCs without pre-treatment. At the 6-month time point, the AAGP®-treated cells acquired the ability to express retinal and synaptic proteins, confirming that AAGP® had no adverse effect on precursor cells’ maturation.

AAGP® Commercial Applications

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

In November of 2019, the Company announced the initiation of a program testing AAGP® to develop a potential therapy to treat Dry Eye Disease (DED). AAGP® has repeatedly demonstrated anti-inflammatory and cytoprotective properties, and also exhibits pharmaceutical properties beneficial for topical formulations. The eye is extremely sensitive, so before efficacy testing can commence, an eye irritation study will be conducted in accordance with both industry and regulatory requirements. This testing has been contracted to ITR Laboratories of Montreal which is a well-recognized CRO in this area. This testing is scheduled to commence in early December with results anticipated in the first quarter of 2020

In anticipation of a successful result from ITR Laboratories, the Company contracted with EyeCRO, from Oklahoma City, to conduct the efficacy testing. This testing will involve topical application of AAGP® and evaluations of its effects on ocular inflammation. EyeCRO is a world-recognized, specialized CRO in the field of pre-clinical ocular drug research and development. This program is expected to commence in early 2020 and run for 3-4 months.

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

Through this assignment, ProtoKinetix is the sole owner of all issued patents of the “Gem difluorinated C-glycopeptides, their preparation and their use for the preservation of biological materials and/or in cryosurgery” family, and all the rights associated therewith.  Importantly, this family includes issued patents in Canada (Patent No. CA2,558,801), England, France, and Germany (Patent No. EP1,817,329) and the United States (Patent No. US8,394,362).

On or about April 8, 2015, ProtoKinetix entered into a Royalty Agreement (the “Agreement”) between the Company and the Governors of the University of Alberta (“UAB”) for the assignment of UAB’s portion of certain patent applications and all rights associated therewith (the “Patent Rights”).  The Agreement also grants UAB a royalty of 5% of the gross revenue from the assignment, manufacturing, sale, distribution, or licensing of the Patent Rights and any commercial products generated from the Patent Rights.  The Company had a now expired irrevocable option to purchase the royalty for CAD $5,000,000 (approximately US $4,000,000) for two years from the earlier of September 1, 2015 or the first date UAB publishes its research related to the Patent Rights.  UAB published its research related to the Patent Rights on November 18, 2015.  The Company’s option to purchase the royalty from UAB expired on September 1, 2017.

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

On or about April 22, 2015, ProtoKinetix entered into a Technology Transfer Agreement with Grant Young for the assignment of Mr. Young’s portion of certain patent applications and all rights associated therewith.  In exchange for these rights, Mr. Young was paid $10,000 in cash and a five-year warrant to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

Through this assignment, the Company has gained Mr. Young’s portion of US provisional patent application no. 62/007,626 and applications claiming priority therefrom as well as patent issuing therefrom, related to the use of anti-aging glycopeptides to enhance beta cell health, survival and improve transplant outcomes.

On or about May 20, 2016, Grant Young assigned his intellectual property rights associated with US provisional patent application no. 62/287,657, and future applications to be derived therefrom to ProtoKinetix, thus gaining Mr. Young’s rights to inventions related to the use of anti-aging glycopeptides to enhance survival of neurosensory precursor cells, and all patents issuing from and claiming priority to such application.  These patent rights secure, amongst other things, key intellectual property rights to the Company’s use of the AAGP® lead compound in regenerative medicine.

The patents from INSA and patent rights from UAB and Mr. Young secure, amongst other things, key intellectual property rights to the Company’s use of the AAGP® lead compound in regenerative medicine.

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

We are currently in the process of obtaining trademark protection for AAGP® in Canada, as well as filing our trademark application for ProtoKinetix with the Canadian Intellectual Property office in February 2019. On September 10, 2019 the Company was granted trademark registration #5,856,730 for the trademark name ProtoKinetix®, protecting the name in Canada and allowing the name to be marked with the registration symbol.

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

Governmental Regulation

The Company’s AAGPs® have commercial applications in markets and circumstances that fall under government regulations ranging from none to limited to extensive.

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

The following discussion relates to factors that may come into play when and if the Company has a commercially viable product in an area which requires regulatory approval.  These products may be regulated by the European regulatory agencies, FDA, U.S. Department of Agriculture, certain state and local agencies, and/or comparable regulatory bodies in other countries (collectively, these agencies shall be referred to as the “Agencies”).  Government regulation affects almost all aspects of development, production, and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing, and record keeping.  The products regulated by FDA and U.S. Department of Agriculture require some form of action by such agency before they can be marketed in the United States, and, after approval or clearance, the products must continue to comply with other FDA requirements applicable to marketed products.  Both before and after approval or clearance, failure to comply with the FDA’s requirements can lead to significant penalties. The Company’s proposed AAGP® products will require government regulatory approval as a biologic agent. Such regulatory approval will be granted only after the appropriate preclinical and clinical studies are conducted to confirm efficacy and safety.

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

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2018, the Company incurred total research and development expenses of $337,067.  For the year ended December 31, 2019, the Company incurred total research and development expenses of $369,520.  In order to reach the Company’s goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

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

Conducting and completing the clinical trials necessary for FDA and/or Health Canada approval is costly and subject to intense regulatory scrutiny as well as the risk of failing to meet the primary endpoint of such trials.   We will not be able to commercialize and sell our proposed products and formulations without completing such trials.  In order to conduct clinical trials that are necessary to obtain approval by the FDA and/or Health Canada to market a formulation or product, it is necessary to receive clearance from the FDA and/or Health Canada to conduct such clinical trials.  The FDA and/or Health Canada can halt clinical trials at any time for safety reasons or because we or our clinical investigators did not follow the FDA’s and/or Health Canada requirements for conducting clinical trials.  If we are unable to receive clearance to conduct clinical trials or the trials are permanently halted by the FDA and/or Health Canada, we would not be able to achieve any revenue from such product as it is illegal to sell any drug or medical device for human consumption or use without FDA and/or Health Canada approval.

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

General Corporate Risk Factors

Insiders continue to have substantial control over the Company.   As of February 18, 2020, the Company’s directors and executive officers hold the current right to vote approximately 36.5% of the Company’s outstanding voting stock; of which 31.4% is owned or controlled, directly or indirectly by the Company CEO, Clarence Smith. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Smith acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the Company’s common stock by:

•	Delaying, deferring or preventing a change in control of the Company;

•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company .

The Company may not be able to continue as a going concern.   Our independent public accountants noted that our recurring losses from operations ($4,197,897 and $1,216,343 for the years ended December 31, 2019 and 2018, respectively) and negative net operating cash flow ($850,658 and $453,493 for the years ended December 31, 2019 and 2018, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company’s principal executive office, for all operations, is located at 412 Mulberry Street, Marietta, Ohio 45750.  The Company currently does not have a lease for its principal executive office but rents month to month. A lease on the space is held by the CFO’s, company, The Guzzetta Company LLC.  The Company pays $1,050 per month for the office.  ProtoKinetix does not own any real property.

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

2019	Low	High
First Quarter	$0.050	$0.088
Second Quarter	0.058	0.319
Third Quarter	0.080	0.289
Fourth Quarter	0.081	0.143

2018	Low	High
First Quarter	$0.040	$0.070
Second Quarter	0.030	0.120
Third Quarter	0.059	0.130
Fourth Quarter	0.050	0.130

Holders

As of February 18, 2020, there were approximately 89 shareholders of record of the Company’s common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

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

As of both December 31, 2019 and February 18, 2020, no options and 2,000,000 shares of fully vested common stock remained as granted under the 2015 Plan.

Adoption and Amendment of the 2017 Stock Option and Stock Bonus Plan

On December 30, 2016, the Board of Directors of the Company the (“Board”) adopted the 2017 Stock Option and Stock Bonus Plan (the "“2017 Plan”).  The Board adopted the 2017 Plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

On November 9, 2018, the Board amended the 2017 Stock Option and Stock Bonus Plan to increase the aggregate number of shares that may be issued under the 2017 Plan from 30,000,000 to 50,000,000 shares subject to adjustment as provided therein to continue to incentivize contractors and future employees (if any) of the Company (the amended 2017 Plan is hereinafter referred to as the “Amended 2017 Plan”).  On July 15, 2019, the Board again amended the Amended 2017 Plan to increase the aggregate number of shares that may be issued under the 2017 Plan from 50,000,000 to 89,700,000 shares.

The Amended 2017 Plan also provides for the ability of the Board to extend the exercise period of an option and provides for flexibility in the event of a change in control of the Company or consolidation or merger.

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

In the event of a change, such as a stock split, is made in the Company’s capitalization which results in an exchange or other adjustment of each share of common stock for or into a greater or lesser number of shares, appropriate adjustments will be made to unvested bonuses and in the exercise price and in the number of shares subject to each outstanding option.  The committee also may make provisions for adjusting the number of bonuses or underlying outstanding options in the event the Company effects one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of its outstanding common stock.  Options and bonuses may provide that in the event of the dissolution or liquidation of ProtoKinetix, a corporate separation or division or the merger or consolidation of ProtoKinetix, the holder may exercise the option on such terms as it may have been exercised immediately prior to such dissolution, corporate separation or division or merger or consolidation; or in the alternative, the committee may provide that each option granted under the 2017 Plan shall terminate as of a date fixed by the committee.

The exercise price of any option granted under the Amended 2017 Plan must be no less than 100% of the “fair market value” of ProtoKinetix’s common stock on the date of grant.  Any incentive stock option granted under the Amended 2017 Plan to a person owning more than 10% of the total combined voting power of the common stock must be at a price of no less than 110% of the fair market value per share on the date of grant.

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

As of both December 31, 2019 and February 18, 2020, 89,450,000 options remain as granted under the Amended 2017 Plan.

As of both December 31, 2019 and February 18, 2020, 2,000,000 options remain as granted not pursuant to any stock option plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including but not limited to the the Amended 2017 Plan and individual compensation arrangements as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	92,450,000	$0.15	250,000
Total	92,450,000	$0.15	250,000

During the year ended December 31, 2019, warrants to purchase 6,000,000 shares of common stock of the Company were outstanding (see Note 8 of the notes to the financial statements).  As of the year ended December 31, 2019, there were warrants and options outstanding representing a total of 8,500,000 and 91,450,000 shares of common stock respectively to be issued upon exercise, of which: (i) options to purchase no shares of common stock were outstanding under the 2015 Plan; (ii) options to purchase 89,450,000 shares of common stock were outstanding under the Amended 2017 Plan; and (iii) warrants outstanding to purchase 8,500,000 shares of common stock not pursuant to any plan and options outstanding to purchase 2,000,000 of common stock not pursuant to any plan.

To management’s knowledge, there are no outstanding options, warrants or other rights to acquire the common stock of the Company that were issued pursuant to the Company’s 2003, 2004 or 2005 Stock Incentive Plans (the “Old Plans”) for the year ended December 31, 2019.  To management’s knowledge, the Old Plans have expired and terminated.

Recent Sales of Unregistered Securities and Use of Proceeds

On January 22, 2019, the Company issued 250,000 shares of common stock at a price of $0.06 per share for gross proceeds of $15,000 to an accredited investor and on February 4, 2019 Clarence E. Smith, CEO of the Company, was issued 500,000 shares of common stock at a price of $0.06 per share for gross proceeds of $30,000 pursuant to a private placement. No solicitation was used in this offering.  For both sales of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D was filed on January 14, 2019.

Between April 1, 2019 and May 9, 2019, the Company sold 10,000,000 shares of common stock for gross proceeds of $500,000 to accredited investors (one of which was the Company’s President & CEO, Clarence E. Smith) in a private placement.  No solicitation was used in the offering.  The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on April 8, 2019.

Between June 14, 2019 and June 18, 2019, the Company sold 2,266,667 shares of common stock for gross proceeds of $272,000 to accredited investors in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on July 2, 2019.

On July 15, 2019, the Board of Directors of the Company canceled a total of 16,000,000 options previously granted to its CEO, a director, and a consultant and granted a total of 16,000,000 new options under the Amended 2017 Plan at an exercise price of $0.26 per share as follows: Clarence Smith, President, CEO & Director (options to purchase 5,000,000 shares); Edward McDonough, Director (options to purchase 1,000,000 shares); and Grant Young, a consultant (options to purchase 10,000,000 shares). Twenty-five percent of the shares vest on October 13, 2019 and 25% vest every three months thereafter. The options expire on July 14, 2024. Prior to a change in control of the Company, the vesting schedule of the option shall immediately accelerate so that the option is fully vested and available for exercise.

Also on July 15, 2019, in connection with the continued service of certain directors, officers and consultants, the Board granted options pursuant to the Amended 2017 Plan to acquire shares of common stock of the Company at an exercise price of $0.26 per share as follows: Mr. Smith (an option to purchase 5,000,000 shares); Mr. McDonough (an option to purchase 2,000,000 shares); Michael Guzzetta, CFO (an option to purchase 4,000,000 shares); and Mr. Young (options to purchase 5,000,000 shares). Twenty-five percent of the shares vest on October 13, 2019 and 25% vest every three months thereafter. The options expire on July 14, 2024. Prior to a change in control of the Company, the vesting schedule of the option shall immediately accelerate so that the option is fully vested and available for exercise. The Company also issued an option under the Amended 2017 Plan to a consultant to acquire 500,000 shares at an exercise price of $0.26 per share. The option is identical to the others issued by the Board except that 250,000 shares vest on October 13, 2019 and 250,000 vest three months thereafter.

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

On November 18, 2019, in connection with the continued service of certain directors, officers and consultants, the Board granted options pursuant to the Amended 2017 Plan to acquire shares of common stock of the Company at an exercise price of $0.11 per share as follows: Mr. Smith (an option to purchase 5,000,000 shares); Mr. McDonough (an option to purchase 1,000,000 shares); Michael Guzzetta, CFO (an option to purchase 4,000,000 shares); and Mr. Young (options to purchase 5,000,000 shares). Twenty-five percent of the shares vest on February 18, 2020 and 25% vest every three months thereafter. The options expire on November 17, 2024.

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

Between October 16, 2019 and December 19, 2019, the Company sold 2,500,000 Units (each Unit comprised of one common share and one warrant to purchase one common share at $0.12) for gross proceeds of $300,000 to accredited investors (one of which was the Company’s President & CEO, Clarence E. Smith) in a private placement. The warrants were immediately vested and expire three years from the date of issuance. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on October 31, 2019, an amended Form D was filed on each of November 4, 2019, December 17, 2019, and December 30, 2019.

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2019 and 2018, and our financial condition, liquidity and capital resources as of December 31, 2019 and 2018. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Results of Operations

	For the Years Ended
	2019	2018

Operating Expenses
Amortization	$3,000	$3,000
General and Administrative	280,438	78,074
Interest Expense	—	306
Professional Fees	149,619	149,123
Research and Development	369,520	337,067
Share-Based Compensation	3,395,319	648,773
Total operating expenses	4,197,897	1,216,343
Loss from Operations	(4,197,897)	(1,216,343)

Other Income
Gain on Settlement of Short-Term Loans	—	—
Total other income	—	—
Net Loss	$(4,197,897)	$(1,216,343)

Revenues

We had no revenues for the years ended December 31, 2019 and 2018.

Gross profit and expenses

The Company’s net loss was $4,197,897 for the year ending December 31, 2019 compared to $1,216,343 for the year ending December 31, 2018.  These expenses were primarily incurred for professional fees, share-based compensation related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees remained flat year over year going to $149,619 from $149,123 as legal, accounting and auditing activity all remained relatively unchanged over prior year totals.

•	Share-based compensation increased sharply by $2,746,546 from $648,773 to $3,395,319 primarily as a result of the sharp increase of stock price at grant date of certain options and a change in accounting based on new FASB guidance for valuation of share based payments to non-employees. Additionally, we granted a higher number of stock options in 2019.

•	Research and development increased by $32,453 from $337,067 to $369,520 primarily as a result of management’s current year investment in further testing and development of the AAGP® molecule and expanded study lines.

•	General and administrative expenses increased by $202,364 from $78,074 to $280,438 due to the engagement of two investor relations firms and the engagement of a marketing firm to build a new website and expand public awareness of the Company through new social media applications.

Our expenses in 2019 were $4,197,897 which included $149,619 in professional fees. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  This resulted in $3,395,319 in share-based compensation recognized based on the fair value of equity instruments granted as compensation.  These professional consulting services related to marketing and accounting, capitalization and merger opportunities as well as research development services.  The Company also incurred total research and development expenses of $369,520 and general and administrative costs of $280,438 during the year ended December 31, 2019.

Liquidity and Capital Resources

	As at
	December 31,
	2019	2018

Cash	$377,349	$136,029

Working Capital	$352,879	$58,194

At December 31, 2019, we had $377,349 in cash and $378,399 in total current assets.  As of December 31, 2018, we had a working capital equity position of $58,194.  Although as of the date of this Annual Report we believe we have sufficient capital to meet cash flow projections and carry forward our business objectives in the short-term, the Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2019 and 2018

Net Cash Used in Operating Activities

During the year ended December 31, 2019, net cash used in operating activities increased $397,165 from $453,493 to $850,658 for the years ended December 31, 2018 and 2019, respectively. This increase was predominantly due to the increased spending on marketing and investor relations. Additionally, new research and development contributed to the year-over- year increase of cash used in operations.

Net Cash Used in Investing Activities

During the year ended December 31, 2019, net cash used in investing activities decreased by $10,436 primarily due to lower costs of patent maintenance and patent application spending. Net cash from investing activities for the year ended December 31, 2018 was $35,458.  Net cash used for investing activities for the year ended December 31, 2019 was $25,022.

Net Cash Provided by Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities increased by $794,962 from $322,038 to $1,117,000 for the years ended December 31, 2018 and 2019, respectively. This increase was predominantly due to an increase in private placements completed.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.  The history of losses and the potential inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern. In spite of the fact that the current cash obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate. We intend to fund the Company and attempt to meet corporate obligations by selling common stock.  However, the Company’s common stock is at a low price and trading is not consistent.

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

As at December 31, 2019, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at December 31, 2019.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2019 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2019, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2019.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2019, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2019, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of February 18, 2020, the Company’s current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Clarence E. Smith	56	Chairman, Chief Executive Officer, President	February 2015
		Director	June 2014

Michael R Guzzetta	62	Chief Financial Officer	November 2017

Edward P. McDonough	67	Director	July 2015

Clarence E. Smith was appointed President and Chief Executive Officer for the Company on February 19, 2015 and was previously appointed a member of the Board of Directors of the Company on June 1, 2014.  Prior to joining the Company as President and CEO, Mr. Smith served and continues to serve as managing member of Tombstone Resources and Smith Equipment, LLC, a privately held company that holds operating oil and gas wells and Smith Equipment Company, a privately held company that leases out construction equipment.  In 1981, Mr. Smith started Arvilla Well Service in West Virginia which provided construction services to oil and gas companies in the Appalachian Basin.  After merging Arvilla Well Service into Arvilla Pipeline Construction Co., Inc., Mr. Smith sold the company in 2008.  Mr. Smith also purchased Arrow Oilfield Services in 2004, which was renamed Arvilla Oilfield Services, LLC and subsequently merged with Trans Energy, a publicly traded company in 2004.  Mr. Smith served as Chairman of the Board and CEO of Trans Energy, Inc. from 2005 to 2006.  Mr. Smith graduated from St. Marys High School in West Virginia in 1981.

Michael R. Guzzetta was appointed Chief Financial Officer of the Company on November 14, 2017.  Mr. Guzzetta is a Certified Public Accountant with a practice located in Central & Northeast Ohio providing services including business and individual taxation, non-profit accounting, corporate policy and procedure development, business organization and consulting.  Prior to opening his practice, he spent 20 years in corporate management in the communications and energy industries.  Between 2014 and 2015, Mr. Guzzetta served as Treasurer and principal financial officer of Trans Energy Inc., a publicly traded energy company, where his responsibilities included corporate banking, risk management, maintaining fiscal control, budgeting, taxation and SEC reporting.  His prior positions include Midwest Region Business Manager for a Fortune 100 company and Controller for an energy marketing company.  Mr. Guzzetta also served as an Adjunct Professor at Stark State College and taught courses in accounting, finance, business management, and economics.  He is a graduate of Walsh University where he graduated Magna Cum Laude with a BA in Accounting.  He earned his MBA from Capital University in Columbus, Ohio.  Mr. Guzzetta has been a past member of both the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.  He has served on the boards of the Canton Ballet, the ALS CARE Project and the Finance Committee of Stark County Board of Developmental Disabilities.

Edward P. McDonough was appointed as a member of the Board of Directors of the Company on July 1, 2015.  In addition to serving as a director of the Company, Mr. McDonough is a managing shareholder and President of McDonough, Eddy, Parsons & Baylous, A.C., a certified public accountant firm in Parkersburg, West Virginia since 1985.  The firm originated in the early 1950s, employs 15 professional certified public accountants and accountants, and serves as certified public accountants for approximately 400 private corporations, firms, and individuals in various commercial, business, professional, and industrial fields.  Mr. McDonough became a Certified Public Accountant in 1978, a Certified Valuation Analyst in 1996, and a Chartered Global Management Accountant in 2012.  Since 1986, Mr. McDonough has served as a Director and Chairman of the Board of Community Bank of Parkersburg, held by Community Bankshares, Inc.  He is also a Member of the American Institute of Certified Public Accountants (AICPA), has served as a Past President and Member of the West Virginia Board of Accountancy, is a Life Member, Past Director and Past President of the West Virginia Society of Certified Public Accountants and is a Member and Past President of the Parkersburg Chapter of the West Virginia Society of CPAs.  Mr. McDonough acquired his Bachelor of Science in Business Administration with a Major in Accounting at West Virginia University in Morgantown, West Virginia in 1973.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Term of Office

Each director shall hold office until the next annual meeting of shareholders or until his successor shall have been elected and qualified, or until there is a decrease in the number of directors.

Involvement in Legal Proceedings

See Item 3—Legal Proceedings.

Corporate Governance

Code of Ethics

On July 8, 2019, the Board adopted a new Code of Business Conduct and Ethics and Whistleblower Policy (“Code of Ethics”) which replaced in its entirety the Company’s prior code of ethics. The Code of Ethics applies to all directors, officers, employees and consultants of the Company and amends and restates the Company’s prior code of ethics to update certain provisions for business and regulatory developments and to provide additional guidance and greater detail on certain issues such as conflicts of interest, reporting illegal or unethical behavior, confidentiality and use of the Company’s assets, and hedging of Company securities. The Board also approved an insider trading policy, related party transactions policy, and policy on trading blackout periods, benefit plans and SEC reporting.

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

Independent Directors

The Board of Directors has determined that Mr. McDonough is the only independent member of the Board of Directors of the Company pursuant to SEC Rule 10A-3(b)(1) and NYSE American Rule 803A.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2019 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them except that: (i) Mr. Smith filed four Forms 4 late representing 20 transactions not reported on a timely basis; (ii) Mr. Guzzetta filed one Form 4 late representing two transactions not reported on a timely basis; and (iii) Mr. Young filed one Form 4 late representing seven transactions not reported on a timely basis. A majority of Mr. Smith’s late reported transactions were purchases on the open market and Mr. Smith will no longer purchase shares on the open market on a regular basis.

ITEM 11.      EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2019 and 2018:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clarence E. Smith
President & CEO	2019	—	—	—	941,688	—	—	—	941,688
	2018	—	—	—	212,739	—	—	—	212,739
Michael R Guzzetta
Chief Financial Officer	2019	60,000	—	—	515,147	—	—	—	575,147
	2018	60,000	—	—	41,757	—	—	—	101,757

(1) Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements. Refer to the Outstanding Equity Awards at Fiscal Year End schedule regarding option details on an award-by-award basis.

Consulting Agreements

We have entered into consulting agreements with certain Company officers as set forth below.

Clarence E. Smith – Mr. Smith is Chief Executive Officer and President of the Company.  He entered into a consulting agreement with the Company dated March 30, 2015 (effective January 1, 2015).  On December 21, 2015, Mr. Smith and the Company entered into a new consulting agreement effective January 1, 2016, superseding the prior agreement (the “2016 Smith Agreement”).  The 2016 Smith Agreement provided for a one-year term through December 31, 2016 and for an annual salary of $1.00 and a termination fee.

In connection with the 2016 Smith Agreement, the Company issued Mr. Smith an option pursuant to the Company’s 2015 Plan to purchase 5,000,000 shares of common stock of the Company at a price of $0.08 per share with 1,250,000 shares vesting every three months starting March 31, 2016.

On or about December 30, 2016, the Company entered into a new consulting agreement with Mr. Smith, effective January 1, 2017 (the “2017 Smith Agreement”) which replaced the 2016 Smith Agreement, terminating December 31, 2016.

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

On September 1, 2017, Mr. Smith and the Company entered into an amendment to the 2017 Smith Agreement (the “September Amendment”), whereby the term of the agreement was extended from December 31, 2017 to December 31, 2018 and automatically renews for one-year increments under the same terms and conditions of the 2017 Smith Agreement, unless either party gives written notice to the other party at least 30 days prior to the end of such calendar year.

In connection with the September Amendment, the Company issued Mr. Smith an option pursuant to the Company’s Amended 2017 Plan to purchase 5,000,000 shares of common stock of the Company at a price of $0.06 per share, with 1,250,000 shares vesting every three months starting December 31, 2017.

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

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the option grants canceled and issued to Mr. Smith during 2019.

Michael R. Guzzetta – Mr. Guzzetta is Chief Financial Officer of the Company.  He entered into a consulting agreement with the Company dated November 14, 2017. The consulting agreement term is from November 14, 2017 to December 1, 2018, with automatic renewal in one-year increments with both parties having a right to terminate by giving either party notice 30 days prior to the end of the term. It also provides for a monthly consulting fee of $5,000. In 2019, the Company paid Mr. Guzzetta $60,000 in consulting fees, and reimbursed The Guzzetta Company LLC $12,600 in office rent. In 2018, he received $60,000 in consulting fees and The Guzzetta Company LLC was reimbursed $12,600 for office rent of $1,050 monthly.

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

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the option grants canceled and issued to Mr. Guzzetta during 2019.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as to option awards held by each of the named executive officers of ProtoKinetix as of December 31, 2019.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Clarence E. Smith	5,000,000	(1)	—	0.05	12/31/2020
	5,000,000	(2)	—	0.06	8/31/2021
	5,000,000	(3)	—	0.09	11/08/2023
	1,250,000	(4)	3,750,000	0.26	07/14/2024
	1,250,000	(4)	3,750,000	0.26	07/14/2024
	—	(5)	5,000,000	0.11	11/17/2024
Michael R. Guzzetta	1,000,000	(6)	—	0.07	11/14/2021
	4,000,000	(7)	—	0.09	11/08/2023
	1,000,000	(8)	3,000,000	0.26	07/14/2024
	—	(9)	4,000,000	0.11	11/17/2024

(1)	Represents options granted pursuant to the Amended 2017 Plan on January 1, 2017 at $0.05 per share with 1,250,000 vesting every three months beginning March 31, 2017.
(2)	Represents options granted pursuant to the Amended 2017 Plan on September 1, 2017 at $0.06 per share with 1,250,000 vesting every three months beginning December 31, 2017.
(3)	Represents options granted pursuant to the Amended 2017 Plan on November 9, 2018 at $0.09 per share with 1,250,000 vesting every three months beginning March 31, 2019.
(4)	Represents options granted pursuant to the Amended 2017 Plan on July 15, 2019 at $0.26 per share with 1,250,000 vesting every three months beginning October 13, 2019.
(5)	Represents options granted pursuant to the Amended 2017 Plan on November 18, 2018 at $0.11 per share with 1,250,000 vesting every three months beginning February 18, 2020.
(6)	Represents options granted pursuant to the Amended 2017 Plan on November 14, 2017 at $0.07 per share with 250,000 vesting every three months beginning February 14, 2018.
(7)	Represents options granted pursuant to the Amended 2017 Plan on September 1, 2017 at $0.09 per share with 1,000,000 vesting every three months beginning March 31, 2019.
(8)	Represents options granted pursuant to the Amended 2017 Plan on July 15, 2019 at $0.26 per share with 1,000,000 vesting every three months beginning October 13, 2019.
(9)	Represents options granted pursuant to the Amended 2017 Plan on November 18, 2018 at $0.11 per share with 1,000,000 vesting every three months beginning February 18, 2020.

Director Compensation

The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2019:

Director Compensation
	Fees Earned or Paid in Cash	Bonus	Stock Awards (1)	Option Awards (2)		Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Director	($)	($)	($)	($)		($)	($)	($)	($)
Edward P. McDonough	-	—	—	247,889	(3)	—	—	—	247,889

(1)	The aggregate grant date fair value of these stock awards was computed in accordance with ASC 718.

(2)

Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes Option Pricing Model. Assumptions used in the calculation of these amounts are included in the Company’s audited financial statements.

(3)	As of December 31, 2019, Mr. McDonough held options to acquire 7,000,000 shares of the Company’s common stock, of which 3,750,000 were vested and exercisable.

On July 1, 2015, the Company entered into a consulting agreement with Mr. McDonough for director services dated July 1, 2015.  On December 21, 2015, Mr. McDonough and the Company entered into a new director consulting agreement, superseding the prior agreement (the “2016 McDonough Agreement”) which provides for a one-year term through December 31, 2016.  In connection with the 2016 McDonough Agreement, the Company issued Mr. McDonough an option pursuant to the 2015 Plan to purchase 1,000,000 shares of common stock of the Company at a price of $0.08 per share with 250,000 shares vesting every three months starting March 31, 2016.

On or about December 30, 2016, the Company entered into a new consulting agreement with Mr. McDonough, effective January 1, 2017 (the “2017 McDonough Agreement”) which replaced the 2016 McDonough Agreement, terminating December 31, 2016.

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

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the option grants canceled and issued to Mr. McDonough during 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of February 18, 2020, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Beneficial Ownership Percentage as of February 18, 2020 (1)
More than 5% Stockholders
Grant Young (2)	40,896,850	13.4%

Directors and Named Executive Officers
Clarence E. Smith(3)	93,951,825	31.4%
Michael R. Guzzetta(4)	8,923,313	2.0%
Edward P. McDonough(5)	5,500,000	3.1%
All directors and executive officers as a group:	108,375,138	36.5%

(1)	Based on 275,400,259 shares of common stock outstanding on February 18, 2020, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days of February 18, 2020.

(2)	Consists of 10,021,250 shares of common stock owned by Mr. Young directly; 1,125,600 shares held by Mr. Young’s wife; the right to acquire 6,000,000 shares of common stock upon warrant exercise; and the right to acquire 23,750,000 shares of common stock upon option exercise. The principal address of Mr. Young is 6438 Rosebery Ave, West Vancouver, BC V7W 2C6, Canada.

(3)	Consists of 54,899,999 shares of common stock owned by Mr. Smith directly, 13,235,160 held by Mr. Smith’s trusts, 1,850,000 held by Mr. Smith’s retirement account, the right to acquire 23,750,000 shares of common stock upon option exercise, and the right to acquire 216,666 shares upon warrant exercise. The principal address of Mr. Smith is 1845 County Road #214, St. Augustine, FL 32084.

(4)	Consists of 173,313 shares of common stock owned by Mr. Guzzetta directly, and 8,750,000 shares of common stock issuable upon the exercise of stock options. The principal address of Mr. Guzzetta is 7187 Steel Dust Dr, New Albany, OH 43054.

(5)	Consists of 5,500,000 shares of common stock issuable upon the exercise of stock options. The principal business address of Mr. McDonough is 1226 Washington Avenue, Parkersburg, WV 26101.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

As at December 31, 2019, there is no amount due to or due from a related party.

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the option grants canceled and issued to Mr. Smith during 2019 as well as securities purchased by Mr. Smith directly from the Company.

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the option grants canceled and issued to Mr. Young during 2019.

See also Item 1, page 8 for a description of the patent rights assignments made by Mr. Young to the company in 2016 as well as Item 11 for a description of the consulting agreements with the officers and directors of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2019 and 2018, Davidson & Company LLP, Chartered Professional Accountants (“Davidson”) the Company’s principal accountants billed the Company $25,000 and $24,293, respectively for fees for the audit of the Company’s annual financial statements.  All amounts are in U.S. dollars.

Audit-Related Fees

For the years ended December 31, 2011 and 2016, Davidson did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”

Tax Fees

For the years ended December 31, 2019 and 2018, Davidson billed $3,500 in 2019 and $4,300 in 2018 for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2019 and 2018, Davidson did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2019 and 2018, Davidson billed the Company $19,282 and $14,550 for fees for the review of the Company’s quarterly financial statements.  All amounts are in U.S. dollars.

Audit Committee Pre-Approval Policies

The Company currently does not have a formal audit committee.  The Company’s Board of Directors currently approves in advance all audit and non-audit related services performed by the Company’s principal accountants and appointed Ed McDonough as the responsible director to review all financial information of the Company and correspond with the independent auditors regarding the same.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

Exhibit	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.2	Amended 2017 Stock Option and Stock Bonus Plan(2)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(5)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(3)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(4)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(2)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(2)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(8)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(7)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(7)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(7)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(6)
14.1	Code of Business Conduct and Ethics and Whistleblower Policy as approved on July 8, 2019(5)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
5.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.
6.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.
7.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.
8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

ITEM 16. Form 10-K Summary

This Item is optional and the registrant is not required to furnish this information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INCORPORATED

Dated: February 18, 2020	By:	/s/ Clarence E. Smith
Clarence E. Smith
Principal Executive Officer

Dated: February 18, 2020	By:	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: February 18, 2020	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: February 18, 2020	By:	/s/ Edward P. McDonough
Edward P. McDonough
Director

PROTOKINETIX, INC. (A Development Stage Company) FINANCIAL STATEMENTS December 31, 2019 (Stated in US Dollars)

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Protokinetix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Protokinetix, Inc. (the “Company”), as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Protokinetix, Inc. as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any significant revenues to date and has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

“DAVIDSON & COMPANY LLP”

Vancouver, Canada Chartered Professional Accountants

February 18, 2020

PROTOKINETIX, INC.

(A Development Stage Company)

BALANCE SHEETS

As of December 31, 2019

	2019	2018
ASSETS
Current Assets
Cash	$377,349	$136,029
Prepaid expenses and deposits (Note 3)	1,050	1,050
Total current assets	378,399	137,079

Intangible assets (Note 4)	207,508	187,771

Total assets	$585,907	$324,850
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$25,520	$78,885

Total current liabilities	25,520	78,885
Stockholders' Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 275,400,259 and 259,785,766 shares issued and outstanding for 2019 and 2018 respectively (Note 7)	1,472	1,389
Additional paid-in capital	36,107,058	31,594,822
Accumulated deficit	(35,548,143)	(31,350,246)
Total stockholders' equity	560,387	245,965
Total liabilities and stockholders' equity	$585,907	$324,850

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019 and 2018

	2019	2018

EXPENSES
Amortization – intangible assets (Note 4)	$3,000	$3,000
General and administrative	280,438	78,074
Interest	—	306
Professional fees (Note 8)	149,619	149,123
Research and development	369,520	337,067
Share-based compensation (Notes 5 and 8)	3,395,319	648,773

	(4,197,897)	(1,216,343)

Net loss for the year	$(4,197,897)	$(1,216,343)

Net loss per common share (basic and diluted)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	268,984,776	256,217,173

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2017	251,352,433	$1,344	$30,506,094	$(30,133,903)	$373,535

Fair value of compensatory options issued	—	—	648,773	—	648,773

Exchange debt for common stock	2,359,240	13	117,949	—	117,962

Issuance of common stock pursuant to private placement offering	1,000,000	5	49,995	—	50,000

Issuance of common stock pursuant to private placement offering	3,240,760	17	162,021	—	162,038

Issuance of common stock pursuant to private placement offering	1,833,333	10	109,990	—	110,000

Net loss for the year	—	—	—	(1,216,343)	(1,216,343)

Balance, December 31, 2018	259,785,766	$1,389	$31,594,822	$(31,350,246)	$245,965

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2018	259,785,766	$1,389	$31,594,822	$(31,350,246)	$245,965

Fair value of compensatory options issued	—	—	3,395,319	—	3,395319

Issuance of common stock pursuant to cashless option exercise	97,826	1	(1)	—	—

Issuance of common stock pursuant to private placement offering	15,516,667	82	1,116,918	—	1,117,000

Net loss for the year	—	—	—	(4,197,897)	(4,197,897)

Balance, December 31, 2019	275,400,259	$1,472	$36,107,058	$(35,548,143)	$560,387

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

	2019	2018

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(4,197,897)	$(1,216,343)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	3,000	3,000
Fair value of compensatory options granted	3,395,319	648,773
Accrued interest expense	—	306

Changes in operating assets and liabilities:
Prepaid expenses and deposits	—	61,077
Accounts payable and accrued liabilities	(51,080)	49,694

Net cash used in operating activities	(850,658)	(453,493)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of intangible assets	(25,022)	(35,458)

Net cash used in investing activities	(25,022)	(35,458)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Issuance of common stock for cash	1,117,000	322,038

Net cash from financing activities	1,117,000	322,038

Net change in cash	241,320	(166,913)

Cash, beginning of year	136,029	302,942

Cash, end of year	$377,349	$136,029

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information – non-cash transactions:
Intangible asset costs included in accounts payable and accrued liabilities	$—	$2,285

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2019.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

December 31, 2019

Note 2. Summary of Significant Accounting Policies (cont'd)

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to valuation of equity- related instruments issued, deferred income taxes and the useful life and impairment of intangible assets.

Cash

Cash consists of funds held in checking accounts.  Cash balances may exceed federally insured limits from time to time.

Fair Value of Financial Instruments

Financial instruments, which includes cash, accounts payable and accrued liabilities are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

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

Level 1 inputs are used to measure cash. At December 31, 2019, there were no other assets or liabilities subject to additional disclosure.

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

December 31, 2019

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

As at December 31, 2019, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs at December 31, 2019.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 91,450,000 stock options (December 31, 2018 – 58,600,000) and 8,500,000 warrants (December 31, 2018 – 6,000,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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

December 31, 2019

Note 2. Summary of Significant Accounting Policies (cont'd)

Share-Based Compensation (cont'd)

Share-based compensation for non-employees in exchange for goods and services used or consumed in an entity’s own operations are also recorded at fair value on the measurement date and accounted for in accordance with ASC 718. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or “ASU 2016-02”, to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities for most lease arrangements on the balance sheet. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

ASU 2016-02 was originally required to be adopted on a modified retrospective basis, meaning the new leasing model would need to be applied to the earliest year presented in the financial statements and thereafter. However, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or “ASU 2018-11" which permits companies to apply the transition provisions of the lease accounting standard at its effective date (i.e. comparative financial statements are not required). Furthermore, in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors or "ASU 2018-20", which clarifies that lessor costs paid directly to a third-party by a lessee on behalf of the lessor, are no longer required to be recognized in the lessor's financial statements.

The Company adopted this standard on January 1, 2019. The adoption did not have any impact on the Company’s financial statements.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 3.  Prepaid Expenses and Deposits

The following summarizes the Company's prepaid expenses and deposits outstanding as at December 31, 2019 and 2018:

	2019	2018

Rental deposit	$1,050	$1,050

	$1,050	$1,050

   PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 4. Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2017	$30,000	$130,528	$160,528
Additions	—	37,743	37,743
Balance, December 31, 2018	$30,000	$168,271	$198,271
Additions	—	22,737	22,737
Balance, December 31, 2019	$30,000	$191,008	$221,008
Accumulated amortization
Balance, December 31, 2017	$7,500	$—	$7,500
Amortization	3,000	—	3,000
Balance, December 31, 2018	$10,500	$—	$10,500
Amortization	3,000	—	3,000
Balance, December 31, 2019	$13,500	$—	$13,500

Net carrying amounts
December 31, 2017	$22,500	$130,528	$153,028
December 31, 2018	$19,500	$168,271	$187,771
December 31, 2019	$16,500	$191,008	$207,508

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the year ended December 31, 2019, the Company recorded $3,000 (2018 - $3,000) in amortization expense associated with the Patents based on a 10-year useful life.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $156,008 in direct costs relating to the Patent Application Rights, $22,737 of which were incurred during the year ended December 31, 2019.

   PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to December 31, 2019.

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

As of December 31, 2019, there are 89,450,000 options and no shares of common stock granted and outstanding under the 2017 Plan.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 5.  Stock Options (cont'd)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2018	58,600,000	0.07
Options cancelled	(16,000,000)	0.07
Options exercised	(250,000)	0.07
Options granted	49,100,000	0.21
Outstanding, December 31, 2019	91,450,000	0.14	3.51

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2017	44,100,000	0.06
Options granted	16,400,000	0.05
Options expired	(1,900,000)	0.10
Outstanding, December 31, 2018	58,600,000	0.07	2.60

Total share-based compensation for stock options granted during the year ended December 31, 2019 was $3,156,694 (2018 - $648,773). The fair values of the stock options granted during the years ended December 31, 2019 and 2018 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	December 31, 2019	December 31, 2018
Risk-free interest rate	2.42%	1.50%
Dividend yield	0.00%	0.00%
Expected stock price volatility	140.21%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	4.95 years	3.45 years

The following non-qualified stock options were outstanding and exercisable at December 31, 2019:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
February 25, 2020	0.04	2,000,000	—
December 31, 2020	0.05	12,200,000	12,200,000
August 31, 2021	0.06	11,000,000	11,000,000
November 14, 2021	0.07	750,000	750,000
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 08, 2023	0.09	15,000,000	15,000,000
May 2, 2023	0.13	1,600,000	1,600,000
July 14, 2024	0.26	32,500,000	8,250,000
November 17, 2024	0.11	15,000,000	—
		91,450,000	50,200,000

PROTOKINETIX , INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 5.  Stock Options (cont'd)

As at December 31, 2019, the aggregate intrinsic value of the Company's stock options is $1,005,350 (December 31, 2018 – $572,000). The weighted average fair value of stock options granted during the year ended December 31, 2019 is $0.18 (2018 - $0.07), and the weighted average exercise price of exercisable stock options is $0.10 (2018 - $0.06).

Note 6.  Warrants

On July 15, 2019, the Company cancelled and concurrently replaced 6,000,000 warrants previously issued to a consultant in 2015. The replacement warrants granted have a term of 5 years and are exercisable at a price of $0.26 per share, expiring July 15, 2024.

In accordance with ASC 718, the 6,000,000 replacement warrants were accounted for as a modification of the terms of the cancelled award, with the incremental cost being measured as the excess of the fair value of the replacement warrants over the fair value of the cancelled warrants at the cancellation date. Total share-based compensation of $238,625 was recorded in connection with the warrant modification, based on the following assumptions used in the Black-Scholes Option Pricing Model:

	Warrants on cancellation	Warrants replaced
Risk-free interest rate	2.41%	2.41%
Dividend yield	0.00%	0.00%
Expected stock price volatility	170.47%	143.71%
Expected forfeiture rate	0.00%	0.00%
Expected life	0.77 years	5 years

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2017	6,500,000	0.11
Warrants expired	(500,000)	0.25
Outstanding, December 31, 2018	6,000,000	0.10
Warrants cancelled	(6,000,000)	0.10
Warrants granted	8,500,000	0.22
Outstanding, December 31, 2019	8,500,000	0.22

The following warrants were outstanding and exercisable as at December 31, 2019:

Number of Warrants	Exercise Price ($)	Expiry Date
6,000,000	0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 1, 2022
83,334	0.12	November 12, 2022
833,333	0.12	December 1 , 2022
166,667	0.12	December 18, 2022
216,666	0.12	December 18, 2022
8,500,000	0.22

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 7.  Stockholders' Equity

The Company is authorized to issue 400,000,000 (December 31, 2018 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2019 (December 31, 2018 - $nil).

During the year ended December 31, 2019, the Company:

a)	Issued 750,000 shares of common stock to investors at $0.06 per share for gross proceeds of $45,000.

b)	Issued 10,000,000 shares of common stock to investors at $0.05 per share for gross proceeds of $500,000.

c)	Issued 2,266,667 shares of common stock to investors at $0.12 per share for gross proceeds of $272,000.

d)	Issued 97,826 shares of common stock to its CFO pursuant to a cashless exercise of 250,000 stock options.

e)

Issued 2,500,000 shares of common stock to investors (one of which was the President and CEO of the Company)

at $0.12 per share for gross proceeds of $300,000 and warrants to purchase 2,500,000 shares of common stock exercisable at $0.12 per share for three years.

During the year ended December 31, 2018, the Company:

a)	Issued 2,359,240 shares of common stock to the President and CEO of the Company at $0.05 per share in exchange for debt to the President and CEO of $117,962.

b)	Issued 1,000,000 shares of common stock to investors at $0.05 per share for gross proceeds of $50,000.

c)	Issued 3,240,760 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.05 per share for gross proceeds of $162,038.

d)	Issued 1,833,333 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.06 per share for gross proceeds of $110,000.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 8. Related Party Transactions and Balances

During the year ended December 31, 2019, the Company:

a)

Entered into a consulting agreement with an effective date of January 1, 2017 with the Company's President and CEO whereby he will be compensated at a nominal amount of $1 for services. The agreement also stipulates a termination fee that would pay the Company's President and CEO $100,000 per year of service if terminated without cause or, in the case of termination upon a change of control event, the termination fee would be equal to $100,000 per year of service plus 2.5% of the aggregate transaction value of the change of control. In addition, the agreement stipulates that he would be entitled to a bonus payment equal to 2.5% of the aggregate transaction value of a sale or license of any Patent Rights, Patent Application Rights or products effected during the term of his agreement. On November 9, 2018, the President and CEO was granted an additional 5,000,000 stock options for continued service. The options are exercisable until November 8, 2023 at a price of $0.09 per share (Note 5) and vest quarterly in equal installments beginning March 31, 2019.

On July 15, 2019, pursuant to a mutual agreement, the CEO’s vested options for 5,000,000 shares at $0.08 per share, expiring December 31, 2019, were cancelled. New stock options were granted for 5,000,000 shares of common stock at a price of $0.26 per share and expiring July 14, 2024. The options vest in equal installments quarterly starting October 13, 2019. On July 15, 2019, the CEO was also granted stock options for continued service for 5,000,000 shares of common stock at a price of $0.26 per share, expiring July 14, 2024. The options vest in equal installments quarterly starting October 13, 2019. On November 18, 2019, the CEO was granted additional stock options for 5,000,000 stock options at a price of $0.11 per share, expiring November 17, 2024. The options vest in equal installments quarterly starting February 18, 2020.

b)

Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2018 - $60,000) was paid or accrued to the Company's CFO. On November 9, 2018, the CFO was granted 4,000,000 stock options for continued service. The options are exercisable until November 8, 2023 at a price of $0.09 per stock option (Note 5) and vest quarterly in equal installments beginning March 31, 2019. On July 15, 2019, the CFO was granted an additional 4,000,000 stock options for continued service. The options are exercisable until July 14, 2024 at a price of $0.26 per share. On November 18, 2019, the CFO was granted 4,000,000 stock options at a price of $0.11 per share, expiring November 17, 2024. The options vest in equal installments quarterly starting February 18, 2020. During the year ending December 31, 2019, the Company reimbursed a company controlled by the CFO a total of $12,600 (2018 - $12,600) in office rent.

c)

Entered into a directorship agreement with an effective date of January 1, 2017 with a director of the Company. On November 9, 2018, the director was granted 1,000,000 stock options for continued service. The options are exercisable until November 8, 2023 at a price of $0.09 per share (Note 5) and vest quarterly in equal installments beginning March 31, 2019.

On July 15, 2019, pursuant to a mutual agreement, the director’s vested options for 1,000,000 shares at $0.08 per share, expiring December 31, 2019, were cancelled. New stock options were granted for 1,000,000 shares of common stock at a price of $0.26 per share and expiring July 14, 2024. The options vest in equal installments quarterly starting October 13, 2019. On July 15, 2019, the director was also granted stock options for continued service for 2,000,000 shares of common stock at a price of $0.26 per share, expiring July 14, 2024. The options vest in equal installments quarterly starting October 13, 2019. On November 18, 2019, the director was granted additional stock options for 1,000,000 stock options at a price of $0.11 per share, expiring November 17, 2024. The options vest in equal installments quarterly starting February 18, 2020.

d)	The Company recognized $1,704,723 (2018 - $310,962) in share-based compensation associated with stock options granted to key management personnel.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 9. Commitments and Contingency

 Commitments

As at December 31, 2019, the Company has the following commitments:

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

On July 15, 2019, pursuant to a mutual agreement, the consultant’s vested options for 5,000,000 shares at $0.04 per share, expiring February 28, 2020, and vested options for 5,000,000 shares at $0.08 per share, expiring December 31, 2019, were cancelled. New stock options were granted for 10,000,000 shares of common stock at a price of $0.26 per share and expiring July 14, 2024. The options vest in equal installments quarterly starting October 13, 2019. On July 15, 2019, the consultant was also granted stock options for continued service for 5,000,000 shares of common stock at a price of $0.26 per share, expiring July 14, 2024. The options vest in equal installments quarterly starting October 13, 2019. On November 18, 2019, the consultant was granted additional stock options for 5,000,000 stock options at a price of $0.11 per share, expiring November 17, 2024.

b)

Entered into a consulting agreement for research and investor relations consulting services effective January 1, 2018. The consultant was granted 400,000 stock options exercisable into common shares of the Company at a price of $0.06 per share until December 31, 2022 (Note 5). The options vest in equal instalments on a quarterly basis beginning March 31, 2018. On September 1, 2018, the consultant was granted an additional 600,000 stock options exercisable into common shares of the Company at a price of $0.08 per share until August 31, 2023. The options vest in equal instalments on a quarterly basis beginning December 31, 2018.

c)

On June 29, 2018, the Company entered into an amendment to a Collaborative Research Agreement (the “CREA”) initially entered into with the University of British Columbia during fiscal 2016 which required two additional instalments of CAD $54,600 ($41,369) due on June 30, 2018 and CAD $54,600 ($41,392) due on December 1, 2018. The CREA can be terminated by either party with 30 days’ written notice. As of December 31, 2019, a total of $nil is included in prepaid expenses and deposits (December 31, 2018 - $nil) pertaining to the CREA.

On January 4, 2018, the Company entered into an additional agreement with the University of British Columbia, making a payment of CAD $50,001 ($40,140) for research services to be provided over a term of 1 year.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 9. Commitments and Contingency (cont’d)

Commitments (cont’d)

d)	Entered into a consulting agreement effective January 1, 2018, whereby the Company would pay the consultant $1,000 per month for a term of 1 year for providing public relations services, unless otherwise terminated by either party with at least 30 days’ notice. The consultant was also granted 400,000 stock options exercisable into common shares of the Company until December 31, 2022 at a price of $0.06 per share (Note 5). The options vest quarterly in equal installments beginning March 31, 2018.
e)	On May 1, 2019, entered into consulting agreements for investor relations consulting services with two firms. The consultants were granted 800,000 stock options each (for a total of 1,600,000) exercisable into common shares of the Company at a price of $0.13 per share until May 6, 2023. (Note 5). The options vest 400,000 shares to each of the two consultants on May 6, 2019 and 400,000 each, one on July 17, 2019 and one on August 1, 2019. The agreements also call for monthly payments of $5,000 to each of the two consultants over a term of 1 year. The agreements can be cancelled at any time with 30 days’ notice.
f)

Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for a term of 1 year for providing research consulting services, unless otherwise terminated by either party with at least 30 days’ notice. On July 15, 2019, the consultant was also granted 500,000 stock options exercisable into common shares of the Company until July 14, 2024 at a price of $0.26 per share. The options vest quarterly in equal installments beginning October 13, 2019.

g)	Entered into a Collaborative Research Agreement (the “CREA”) on February 20, 2019 with the University of Dalhousie until March 31, 2020. Pursuant to the CREA, the Company will pay a total of CAD $112,000. Dalhousie agrees to invoice the Company in four installments of CAD $28,000 ($20,982 USD) as research services progress. The CREA can be terminated by either party with 30 days’ written notice. As of December 31, 2019, a total of $nil is included in prepaid expenses and deposits (December 31, 2018 - $nil) pertaining to the CREA.

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

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 10.  Income Taxes

As a Nevada corporation, the Company is liable for taxes in the United States.  As of December 31, 2019, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements (December 31, 2018 – none).

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2019	2018
Net loss for the year	$(4,197,897)	$(1,216,343)

Expected income tax recovery	$(882,000)	$(255,000)
Non-deductible expenses	713,000	136,000
Impact of change of future tax rate	—	3,632,000
Adjustment to prior years provision versus statutory tax returns	69,000	(13,000)
Change in valuation allowance	100,000	(3,500,000)
Total income tax expense (recovery)	$—	$—
The Company’s deferred tax assets that have not been recognized are as follows:
Tax benefit of net operating loss carry forward	6,100,000	6,000,000
Valuation allowance	(6,100,000)	(6,000,000)
	$—	$—

The Company has tax losses of approximately $29,000,000 (December 31, 2018 - $28,360,000) to reduce future taxable income.  The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $6,100,000 (December 31, 2018 - $6,000,000).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.  The difference between the Company's statutory income tax rate of (21%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carry forwards.

Note 11. Subsequent Event

Entered into a Clinical Supply Agreement (the “CSA”) on January 14, 2020 with Alberta Health Services and the Governors of the University of Alberta (the “Institution”) and Dr. James Shapiro. The agreement requires Protokinetix to supply PKX-001 free of charge and in sufficient quantity to conduct the clinical study by Dr. James Shapiro. The delivery date is estimated to be late February 2020.

