Form 10-Q
period 2020-03-31
ProtoKinetix, Inc.
filed 2020-04-27
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission File Number: 000-32917

PROTOKINETIX, INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

412 Mulberry St. Marietta, Ohio 45750
(Address of principal executive offices, including zip code)

(Registrant’s telephone number, including area code: 740-434-5041)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑

As of April 24, 2020, there were 276,222,482 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$47,889	$377,349
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	48,939	378,399

Intangible assets (Note 4)	226,036	207,508

Total assets	$274,975	$585,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$28,869	$25,520

Total current liabilities	28,869	25,520
Stockholders’ Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 275,400,259 and 275,400,259 shares issued and outstanding as at March 31, 2020 and December 31, 2019 respectively (Note 7)	1,472	1,472
Additional paid-in capital	38,962,042	36,107,058
Accumulated deficit	(38,717,408)	(35,548,143)
Total stockholders’ equity	246,106	560,387
Total liabilities and stockholders’ equity	$274,975	$585,907

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2020

	Three months ended March 31, 2020	Three months ended March 31, 2019

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750
General and administrative	57,029	33,930
Professional fees	36,990	28,682
Research and development	219,512	63,472
Share-based compensation (Notes 5 and 8)	2,854,984	255,598

	(3,169,265)	(382,432)
OTHER ITEM
Foreign exchange loss	—	(18)

Net loss for the period	$(3,169,265)	$(382,450)
Net loss per common share (basic and diluted)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	275,400,259	260,280,210

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from December 31, 2019 to March 31, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2019	275,400,259	$1,472	$36,107,058	$(35,548,143)	$560,387

Fair value of share-based compensation	—	—	2,854,984	—	2,854,984

Net loss for the period	—	—	—	(3,169,265)	(3,169,265)

Balance, March 31, 2020	275,400,259	$1,472	$38,962,042	$(38,717,408)	$246,106

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2018	259,785,766	$1,389	$31,594,822	$(31,350,246)	$245,965

Issuance of common stock pursuant to private placement offering	750,000	4	44,996	—	45,000

Fair value of share-based compensation	—	—	255,598	—	255,598

Net loss for the period	—	—	—	(382,450)	(382,450)

Balance, March 31, 2019	260,535,766	$1,393	$31,895,416	$(31,732,696)	$164,113

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2020 and 2019

	Three Months ended March 31, 2020	Three Months ended March 31, 2019

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(3,169,265)	$(382,450)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	750	750
Fair value of share-based compensation	2,854,984	255,598
Changes in operating assets and liabilities:
Prepaid expenses	—	(20,694)
Accounts payable and accrued liabilities	(4,269)	(8,233)

Net cash used in operating activities	(317,800)	(155,029)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(11,660)	(1,892)

Net cash used in investing activities	(11,660)	(1,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	—	45,000

Net cash from financing activities	—	45,000

Net change in cash	(329,460)	(111,921)

Cash, beginning of period	377,349	136,029

Cash, end of period	$47,889	$24,108

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information – non-cash transactions:
Intangible asset additions included in accounts payable and accrued liabilities	$7,618	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, filed February 19, 2020, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At March 31, 2020, there were no other assets or liabilities subject to additional disclosure.

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

March 31, 2020

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

As at March 31, 2020, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at March 31, 2020.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 84,450,000 stock options (March 31, 2019 – 58,600,000), and 8,500,000 warrants (March 31, 2019 – 6,000,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

Note 2. Summary of Significant Accounting Policies (cont’d)

Share-Based Compensation (cont’d)

Share-Based for non-employees in exchange for goods and services used or consumed in an entity’s own operations are also recorded at fair value on the measurement date and accounted for in accordance with ASC 718. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

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

Recent Accounting Pronouncements

Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Rental deposit	1,050	1,050

	$1,050	$1,050

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2018	$30,000	$168,271	$198,271
Additions	—	22,737	22,737
Balance, December 31, 2019	$30,000	$191,008	$221,008
Additions	—	19,278	19,278
Balance, March 31, 2020	$30,000	$210,286	$240,286

Accumulated amortization
Balance, December 31, 2018	$10,500	$—	$10,500
Amortization	3,000	—	3,000
Balance, December 31, 2019	$13,500	$—	$13,500
Amortization	750	—	750
Balance, March 31, 2020	$14,250	$—	$14,250

Net carrying amounts
December 31, 2019	$16,500	$191,008	$207,508
March 31, 2020	$15,750	$210,286	$226,036

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000. During the three month period ended March 31, 2020, the Company recorded $750 (2019 -$750) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $175,286 in direct costs relating to the Patent Application Rights, $19,278 of which were incurred during the three month period ended March 31, 2020.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

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

No amortization was recorded on the Patent Application Rights to March 31, 2020.

Note 5.  Stock Options

Pursuant to an amendment on April 6, 2020, the aggregate number of shares that may be issued under the 2017 Stock Option and Stock Bonus Plan (the “2017 Plan”) is 85,700,000 shares, subject to adjustment as provided therein. The 2017 Plan is administered by the Company’s Board of Directors, or a committee appointed by the Board of Directors, and includes two types of options. Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, are referred to as incentive options. Options that are not intended to qualify as incentive options are referred to as non-qualified options. The exercise price of an option may be paid in cash, in shares of the Company's common stock or other property having a fair market value equal to the exercise price of the option, or in a combination of cash, shares, other securities and property.

As of March 31, 2020, there are 84,450,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

Note 5.  Stock Options (cont’d)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price
		$	(Years)
Outstanding, December 31, 2019	91,450,000	0.14
Options cancelled	(27,000,000)	0.09
Options expired	(2,000,000)	0.04
Options granted	22,000,000	0.14
Outstanding, March 31, 2020	84,450,000	0.16	4.56

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2018	58,600,000	0.07
Options expired	—	—
Options granted	—	—
Outstanding, March 31, 2019	58,600,000	0.07	2.36

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

Note 5.  Stock Options (cont’d)

Total share-based compensation for stock options granted during the period March 31, 2020 was $2,854,984 (2019 - $255,598). The fair values of the stock options granted during the three month period ended March 31, 2020 and 2019 were estimated using the Black-Scholes Option Pricing Model.  The weighted average assumptions used in the pricing model for these options are as follows:

	March 31, 2020	March 31, 2019
Risk-free interest rate	2.56%	1.51%
Dividend yield	0.00%	0.00%
Expected stock price volatility	138.90%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	5.07 years	3.45 years

The following non-qualified stock options were outstanding and exercisable at March 31, 2020:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
December 31, 2020	0.05	1,200,000	1,200,000
November 14, 2021	0.07	750,000	750,000
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	15,000,000	15,000,000
May 5, 2023	0.13	1,600,000	1,600,000
July 14, 2024	0.26	27,500,000	14,000,000
November 17, 2024	0.11	15,000,000	3,750,000
March 26, 2026	0.14	22,000,000	22,000,000
		84,450,000	59,700,000

As at March 31, 2020, the aggregate intrinsic value of the Company’s stock options is $2,330,750 (December 31, 2019 – $1,005,350). The weighted average fair value of stock options granted during the three month period ended March 31, 2020 is $0.14 (2019 - $nil).

Note 6.  Warrants

Warrant transactions for the three months ended March 31, 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2018 and March 31, 2019	6,000,000	$0.10
Balance, December 31, 2019 and March 31, 2020	8,500,000	$0.22

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

Note 6.  Warrants (cont’d)

The following warrants were outstanding and exercisable as at March 31, 2020:

Number of Warrants	Exercise Price ($)	Expiry Date
6,000,000	0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 1, 2022
83,334	0.12	November 12, 2022
833,333	0.12	December 1, 2022
166,667	0.12	December 18, 2022
216,666	0.12	December 18, 2022

Note 7.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2019 – 400,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2020 (December 31, 2019 - $nil).

During the three month period ended March 31, 2020, the Company:

a)  No shares of common stock were issued.

During the three month period ended March 31, 2019, the Company:

a)	Issued 750,000 shares of common stock to investors at $0.06 for gross proceeds of $45,000.

Note 8. Related Party Transactions and Balances

During the three month period ended March 31, 2020 and 2019, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $15,000 (2019 - $15,000) was paid or accrued to the Company's CFO. During the three months ended March 31, 2020, the Company reimbursed a company controlled by the CFO a total of $3,150 (2019 - $3,150) in office rent.

1

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

Note 8. Related Party Transactions and Balances (cont’d)

b) On March 25, 2020, the Company cancelled and concurrently approved for issuance on March 26, 2020 10,000,000 stock options and 1,000,000 stock options previously issued to the Company’s CEO and a Director of the Company in 2017, respectively. The 11,000,000 replacement options granted have a term of 6 years and are exercisable at a price of $0.14 per share, expiring on March 25, 2026.

Also on March 25, 2020, the Company cancelled an additional 5,000,000 stock options previously issued to the Company’s CEO in 2019. There were no replacement options granted in connection with these cancelled options.

In accordance with ASC 718, the 11,000,000 replacement options were accounted for as a modification of the terms of the cancelled award, with the incremental cost being measured as the excess of the fair value of the replacement options over the fair value of the cancelled options at the cancellation date.

Total share-based compensation of $282,844 was recorded in connection with the option modification, based on the following assumptions used in the Black-Scholes Option Pricing Model: risk-free interest rate of 1.76%; dividend yield of 0.00%; stock price volatility of 144.40%; forfeiture rate of 0%; and an expected life of 6 years.

c) The Company recognized $1,542,550 (2019 - $167,589) in share-based compensation during the period associated with stock options granted to key management personnel.

As at March 31, 2020 and December 31, 2019, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

Note 9.  Commitments and Contingency

As at March 31, 2020, the Company has the following commitments:

a)

Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services. On March 25, 2020, the Company cancelled and concurrently approved for issuance on March 26, 2020, 10,000,000 stock options previously issued to the consultant in 2017. The 10,000,000 replacement options granted have a term of 6 years and are exercisable at a price of $0.14 per share, expiring on March 25, 2026.

In accordance with ASC 718, the 10,000,000 replacement options were accounted for as a modification of the terms of the cancelled award, with the incremental cost being measured as the excess of the fair value of the replacement options over the fair value of the cancelled options at the cancellation date.

Total share-based compensation of $235,703 was recorded in connection with the option modification based on the following assumptions used in the Black-Scholes Option Pricing Model: risk-free interest rate of 0.81%; dividend yield of 0.00%; stock price volatility of 144.40%; forfeiture rate of o%; and an expected life of 6 years.

b)	Entered into a consulting agreement effective January 1, 2018, whereby the Company would pay the consultant $1,000 per month for a term of 1 year for providing public relations services, unless otherwise terminated by either party with at least 30 days’ notice.
c)	Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for a term of 1 year for providing research consulting services, unless otherwise terminated by either party with at least 30 days’ notice.

Contingency

The Company was delinquent in filing certain income tax returns with the U.S. Internal Revenue Service and reports disclosing its interest in foreign bank accounts on form TDF 90-22.1, "Report of Foreign Bank and Financial Accounts" ("FBARs"). In September 2015, the Company filed the delinquent income tax returns and has sought waivers of any penalties under the IRS Offshore Voluntary Disclosure Program for late filing of the returns and FBARs.  Under the program, the IRS has indicated that it will not impose a penalty for the failure to file delinquent income tax returns if there are no under reported tax liabilities.  On November 30, 2017, the Company received a letter from the IRS concluding their review of the Company's tax returns under the program and accepting the returns as filed.  No penalties have been assessed by the IRS to date, and management does not believe that the Company will incur any penalties relating to the tax years submitted under the program

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the three month period ended March 31, 2020 and 2019, and our financial condition, liquidity and capital resources as of March 31, 2020, and December 31, 2019.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds.

Results of Operations

The following table shows selected financial data and operating results for the periods noted.  Following the table, please see management’s discussion of significant changes.

	For the Three Months Ended
	March 31,
	2020	2019
Revenues	$-	$-
Cost of Sales	-	-
Gross (Loss) Profit	—	—
Operating Expenses
Amortization	$750	$750
General and Administrative	57,029	33,930
Professional Fees	36,990	28,682
Research and Development	219,512	63,472
Share-Based Compensation	2,854,984	255,598
Total Operating Expenses	3,169,265	382,432
Loss from Operations	(3,169,265)	(382,432)

Other Income
Foreign Exchange Loss	—	(18)
Total Other Loss	—	(18)
Net Loss	$(3,169,265)	(382,450)

Revenues

We had no revenues for the three month periods ended March 31, 2020 and 2019.

Gross Profit and Expenses

The Company’s net loss was $3,169,265 for the three month period ended March 31, 2020 compared to $382,450 for the three month period ended March 31, 2019.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior three month period ended March 31, 2019 include:

General and administrative fees increased by $23,099 from $33,930 to $57,029 primarily as a result of an increase in spending on advertising and investor relations, and the upgrade of company website.

Research and development increased significantly year over year with a change of $156,040 from $63,472 to $219,512 with the primary spending being production and testing of AAGP molecule for use in several ongoing research projects including Phase I trials at University of Alberta, Edmonton, Alberta, Canada.

Share-based compensation increased significantly by $2,599,386 from $255,598 to $2,854,984 primarily as a result of an increase in the value of management stock options vesting during the period and incremental cost associated with replacement options granted.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Cash	$47,889	$377,349

Working Capital	$20,071	$352,879

At March 31, 2020, we had $47,889 in cash and $48,939 in total current assets.  As of March 31, 2020, we had a positive working capital equity position of $20,071. Based upon our working capital equity as of March 31, 2020, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $162,771 from $155,029 to $317,800 for the three months ended March 31, 2019 and 2020, respectively.  This increase was predominantly due to an increase in research spending and marketing expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $11,660 for the three month period ended March 31, 2020 while the Company had net cash used in investing activities of $1,892 for the comparative period.  The difference is attributable to an increase in the purchase and maintenance of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $45,000 from $45,000 to $nil for the three months ended March 31, 2019 and 2020, respectively due to a decrease of funding from private placements.

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

Share-Based for non-employees in exchange for goods and services used or consumed in an entity’s own operations are also recorded at fair value on the measurement date and accounted for in accordance with ASC 718. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2020.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of March 31, 2020 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 19, 2020, and such risk factors are incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three month period ended March 31, 2020.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On February 25, 2020, an option to purchase 2,000,000 shares of the Company’s common stock held by a former officer of the Company expired. This option was not granted pursuant to any stock option plan.

On March 25, 2020, the Board of Directors of the Company (the “Board”) cancelled 22,000,000 options issued pursuant to the Amended 2017 Stock Option and Stock Bonus Plan (the “2017 Plan”), of which 15,000,000 were held by the Company’s CEO, 2,000,000 held by a director of the Company, and 10,000,000 held by a consultant. On March 26, 2020 the Board of Directors granted 22,000,000 new stock options (10,000,000 to the Company’s CEO, 2,000,000 to one of the directors, and 10,000,0000 to the consultant) with a term of six years and exercisable at a price of $0.14 per share, expiring on March 25, 2026.

On April 6, 2020, the Board approved an amendment to the 2017 Plan to reduce the number of shares of common stock of the Company available for issuance pursuant to the 2017 Plan from 89,700,000 shares to 85,700,000 shares.

On April 13, 2020, the Company sold 822,223 shares of common stock of the Company at a price per share of $0.09 for gross proceeds of $74,000 to accredited investors in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on April 24, 2020.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.2	2017 Stock Option and Stock Bonus Plan(2)
4.3	Amendment to 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(5)
4.4	Amendment to 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(9)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(3)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(4)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(2)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(2)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(8)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(7)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(7)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(7)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(6)
14.1	Code of Business Conduct and Ethics and Whistleblower Policy as approved on July 8, 2019(5)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
5.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.
6.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.
7.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.
8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
9.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.
*.	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2020	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

