Form 10-Q
period 2020-06-30
ProtoKinetix, Inc.
filed 2020-07-10
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

$.0000053 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☐   Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:   ☐   Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒     Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒   Yes      ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 10, 2020, there were 277,622,481 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$45,309	$377,349
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	46,359	378,399

Intangible assets (Note 4)	241,136	207,508

Total assets	$287,495	$585,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$30,000	$25,520

Total current liabilities	$30,000	$25,520
Stockholders’ Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 277,622,481 and 275,400,259 shares issued and outstanding as at June 30, 2020 and December 31, 2019 respectively (Note 7)	1,484	1,472
Additional paid-in capital	41,179,346	36,107,058
Accumulated deficit	(40,923,335)	(35,548,143)
Total stockholders’ equity	257,495	560,387
Total liabilities and stockholders’ equity	$287,495	$585,907

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$1,500	$1,500
General and administrative	70,991	91,403	128,020	125,333
Professional fees	40,059	32,601	77,049	61,283
Research and development	76,811	74,684	296,323	138,156
Share-based compensation (Notes 5 and 8)	2,017,316	569,813	4,872,300	825,411

	(2,205,927)	(769,251)	(5,375,192)	(1,151,683)
OTHER ITEM
Foreign exchange gain or (loss)		2	—	(16)

Net loss for the period	(2,205,927)	(769,249)	(5,375,192)	(1,151,699)
Net loss per common share (basic and diluted)	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding (basic and diluted)	276,557,768	268,477,891	275,979,014	260,408,694

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from January 1, 2020 to June 30, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2019	275,400,259	$1,472	$36,107,058	$(35,548,143)	$560,387
Issuance of common stock pursuant to private placement offering	2,222,222	12	199,988	—	200,000
Fair value of share-based compensation	—	—	4,872,300	—	4,872,300
Net loss for the period	—	—	—	(5,375,192)	(5,375,192)
Balance, June 30, 2020	277,622,481	$1,484	$41,179,346	$(40,923,335)	$257,495

Balance, March 31, 2020	275,400,259	$1,472	$38,962,042	$(38,717,408)	$246,106
Issuance of common stock pursuant to private placement offering	2,222,222	12	199,988	—	200,000
Fair value of share-based compensation	—	—	2,017,316	—	2,017,316
Net loss for the period	—	—	—	(2,205,927)	(2,205,927)
Balance, June 30, 2020	277,622,481	$1,484	$41,179,346	$(40,923,335)	$257,495

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from January 1, 2020 to June 30, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2018	259,785,766	$1,389	$31,594,822	$(31,350,246)	$245,965
Issuance of common stock pursuant to private placement offering	13,016,667	65	816,935	—	817,000
Share-based compensation	—	—	825,411	—	825,411
Loss for the period	—	—	—	(1,151,699)	(1,151,699)
Balance, June 30, 2019	272,802,433	$1,454	$33,237,168	$(32,501,945)	$736,677

Balance, March 31, 2019	260,535,766	$1,393	$31,895,416	$(31,732,696)	$164,113
Issuance of common stock pursuant to private placement offering	12,266,667	61	771,939	—	772,000
Share-based compensation	—	—	569,813	—	569,813
Loss for the period	—	—	—	(769,249)	(769,249)
Balance, June 30, 2019	272,802,433	$1,454	$33,237,168	$(32,501,945)	$736,677

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2020 and 2019

	Six Months ended June 30, 2020	Six Months ended June 30, 2019

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(5,375,192)	$(1,151,699)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	1,500	1,500
Fair value of share-based compensation	4,872,300	825,411
Changes in operating assets and liabilities:
Prepaid expenses	—	(44,572)
Accounts payable and accrued liabilities	4,480	(73,465)

Net cash used in operating activities	(496,912)	(442,825)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(35,128)	(6,418)

Net cash used in investing activities	(35,128)	(6,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	200,000	817,000

Net cash from financing activities	200,000	817,000

Net change in cash	(332,040)	367,757

Cash, beginning of period	377,349	136,029

Cash, end of period	$45,309	$503,786

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2020

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At June 30, 2020, there were no other assets or liabilities subject to additional disclosure.

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

June 30, 2020

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

As at June 30, 2020, the Company does not hold any intangible assets with indefinite lives.

Intangible assets with finite lives are amortized over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization method and amortization period of an intangible asset with a finite life is reviewed at least annually.

Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset is accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates. Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents. No amortization is recognized on patent application costs, as amortization of these costs will only commence once the patents have been granted.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 83,100,000 stock options (June 30, 2019 – 60,200,000), and 8,500,000 warrants (June 30, 2019 – 6,000,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

June 30, 2020

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Rental deposit	$1,050	$1,050

	$1,050	$1,050

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2018	$30,000	$168,271	$198,271
Additions	—	22,737	22,737
Balance, December 31, 2019	$30,000	$191,008	$221,008
Additions	—	35,128	35,128
Balance, June 30, 2020	$30,000	$226,136	$256,136

Accumulated amortization
Balance, December 31, 2018	$10,500	$—	$10,500
Amortization	3,000	—	3,000
Balance, December 31, 2019	$13,500	$—	$13,500
Amortization	1,500	—	1,500
Balance, June 30, 2020	$15,000	$—	$15,000

Net carrying amounts
December 31, 2019	$16,500	$191,008	$207,508
June 30, 2020	$15,000	$226,136	$241,136

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company, upon payment to INSA in the sum of $30,000. During the six month period ended June 30, 2020, the Company recorded $1,500 (2019 - $1,500) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $191,136 in direct costs relating to the Patent Application Rights, $35,128 of which were incurred during the six month period ended June 30, 2020.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

No amortization was recorded on the Patent Application Rights to June 30, 2020.

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

As of June 30, 2020, there are 83,100,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

Note 5.  Stock Options (cont’d)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2019	91,450,000	0.14
Options cancelled	(36,000,000)	0.13
Options expired	(2,000,000)	0.04
Options granted	29,650,000	0.13
Outstanding, June 30, 2020	83,100,000	0.15	4.49

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2018	58,600,000	0.07
Options expired	—	—
Options granted	1,600,000	0.13
Outstanding, June 30, 2019	60,200,000	0.07	2.17

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

Note 5.  Stock Options (cont’d)

On May 6, 2020, the Company granted 650,000 stock options to a research and development, and a business development consultant of the Company. The options are exercisable at $0.11 per share for a period of six years and expire on May 5, 2026. The options vest in equal instalments starting on the date of grant with the remaining options vesting on a quarterly basis beginning on June 30, 2020.

Total share-based compensation for stock options granted and vested during the six month period ended June 30, 2020 was $4,872,300 (2019 - $825,411). The fair values of the stock options granted were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	June 30, 2020	June 30, 2019
Risk-free interest rate	2.55%	2.41%
Dividend yield	0.00%	0.00%
Expected stock price volatility	143.57%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	5.09 years	4.51 years

The following non-qualified stock options were outstanding and exercisable at June 30, 2020:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
December 31, 2020	0.05	1,200,000	1,200,000
November 14, 2021	0.07	750,000	750,000
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	15,000,000	15,000,000
May 5, 2023	0.13	1,600,000	1,600,000
July 14, 2024	0.26	18,500,000	13,875,000
November 17, 2024	0.11	15,000,000	7,500,000
March 26, 2026	0.14	22,000,000	22,000,000
May 5, 2026	0.11	650,000	325,000
June 11, 2026	0.12	7,000,000	7,000,000
		83,100,000	70,775,000

As at June 30, 2020, the aggregate intrinsic value of the Company’s stock options is $276,500 (December 31, 2019 – $1,005,350). The weighted average fair value of stock options granted during the six month period ended June 30, 2020 is $0.13 (2019 - $nil).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

Note 6.  Warrants

Warrant transactions for the six months ended June 30, 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2018 and June 30, 2019	6,000,000	$0.10
Balance, December 31, 2019 and June 30, 2020	8,500,000	$0.22

The following warrants were outstanding and exercisable as at June 30, 2020:

Number of Warrants	Exercise Price ($)	Expiry Date
6,000,000	0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 11, 2022
83,334	0.12	November 12, 2022
833,333	0.12	December 1, 2022
166,667	0.12	December 18, 2022
216,666	0.12	December 18, 2022
8,500,000

Note 7.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2019 – 400,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2020 (December 31, 2019 - $nil).

During the six month period ended June 30, 2020, the Company:

a)  Issued 2,222,222 shares of common stock to investors at $0.09 for gross proceeds of $200,000.

During the six month period ended June 30, 2019, the Company:

a)	Issued 750,000 shares of common stock to investors at $0.06 for gross proceeds of $45,000.
b)	Issued 10,000,000 shares of common stock to investors at $0.05 for gross proceeds of $500,000.
c)	Issued 2,266,667 shares of common stock to investors at $0.12 for gross proceeds of $272,000.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

Note 8. Related Party Transactions and Balances

During the six month period ended June 30, 2020 and 2019, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $30,000 (2019 - $30,000) was paid or accrued to the Company's CFO. During the six months ended June 30, 2020, the Company reimbursed a company controlled by the CFO a total of $6,300 (2019 - $6,300) in office rent.

b) On March 25, 2020, the Company cancelled and concurrently approved for issuance on March 26, 2020 10,000,000 stock options and 2,000,000 stock options previously issued to the Company’s CEO and a Director of the Company in 2017, respectively. The 12,000,000 replacement options granted have a term of 6 years and are exercisable at a price of $0.14 per share, expiring on March 25, 2026.

Also on March 25, 2020, the Company cancelled an additional 5,000,000 stock options previously issued to the Company’s CEO in 2019. There were no replacement options granted in connection with these cancelled options.

In accordance with ASC 718, the 12,000,000 replacement options were accounted for as a modification of the terms of the cancelled award, with the incremental cost being measured as the excess of the fair value of the replacement options over the fair value of the cancelled options at the cancellation date.

Total share-based compensation of $282,844 was recorded in connection with the option modification, based on the following assumptions used in the Black-Scholes Option Pricing Model: risk-free interest rate of 1.76%; dividend yield of 0.00%; stock price volatility of 144.40%; forfeiture rate of 0%; and an expected life of 6 years.

b) On June 12, 2020, the Company cancelled 4,000,000 stock options previously issued in July 2019 to the Company’s CFO and a replaced them with 3,500,000 stock options. The 3,500,000 replacement options granted have a term of 6 years and are exercisable at a price of $0.12 per share, expiring on June 11, 2026.

The 3,500,000 replacement options were accounted for as a modification of the terms of the cancelled award, with the incremental cost being measured as the excess of the fair value of the replacement options over the fair value of the cancelled options at the cancellation date.

Total share-based compensation of $5,704 was recorded in connection with the option modification, based on the following assumptions used in the Black-Scholes Option Pricing Model: risk-free interest rate of 1.76%; dividend yield of 0.00%; stock price volatility of 144.75%; forfeiture rate of 0%; and an expected life of 6 years.

c) The Company recognized $2,504,259 (2019 - $335,197) in share-based compensation during the period associated with stock options granted to key management personnel.

As at June 30, 2020 and December 31, 2019, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

Note 9.  Commitments and Contingency

As at June 30, 2020, the Company has the following commitments:

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

On June 12, 2020, the Company cancelled 4,000,000 stock options previously issued in July 2019 to the consultant and a replaced them with 3,500,000 stock options. The 3,500,000 replacement options granted have a term of 6 years and are exercisable at a price of $0.12 per share, expiring on June 11, 2026. There was no incremental cost recorded on the option modification based on the following assumptions used in the Black-Scholes Option Pricing Model: risk-free interest rate of 1.76%; dividend yield of 0.00%; stock price volatility of 144.75%; forfeiture rate of 0%; and an expected life of 6 years.

b) Entered into a consulting agreement effective January 1, 2018, whereby the Company would pay the consultant $1,000 per month for a term of 1 year for providing public relations services, unless otherwise terminated by either party with at least 30 days’ notice.

c) Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for a term of 1 year for providing research consulting services, unless otherwise terminated by either party with at least 30 days’ notice. On May 6, 2020, the Company granted the consultant 500,000 stock options exercisable at a price of $0.11 per share, expiring on May 5, 2026 (Note 5).

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

The following discussion provides information regarding the results of operations for the six month period ended June 30, 2020 and 2019, and our financial condition, liquidity and capital resources as of June 30, 2020, and December 31, 2019.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

	For the Six Months Ended
	June 30,
	2020	2019
Revenues	$—	$—
Cost of Sales	—	—
Gross (Loss) Profit	—	—
Operating Expenses
Amortization	$1,500	$1,500
General and Administrative	128,020	125,333
Professional Fees	77,049	61,283
Research and Development	296,323	138,156
Share-Based Compensation	4,872,300	825,411
Total Operating Expenses	5,375,192	1,151,683
Loss from Operations	(5,375,192)	(1,151,683)

Other Income
Foreign Exchange Loss	—	(16)
Total Other Loss	—	(16)
Net Loss	$(5,375,192)	(1,151,699)

Revenues

We had no revenues for the six month periods ended June 30, 2020 and 2019.

Gross Profit and Expenses

The Company’s net loss was $5,375,192 for the six month period ended June 30, 2020 compared to $1,151,699 for the six month period ended June 30, 2019.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior six month period ended June 30, 2019 include:

General and administrative fees increased by $2,687 from $125,333 to $128,020 primarily as a result of an increase in spending on advertising and investor relations, and the upgrade of the company website.

Research and development increased significantly year over year with a change of $158,167 from $138,156 to $296,323 with the primary spending being production and testing of AAGP molecule for use in several ongoing research projects including Phase I trials at University of Alberta, Edmonton, Alberta, Canada.

Share-based compensation increased significantly by $4,046,889 from $825,411 to $4,872,300 as a result of additional stock options granted and vested during the period, as well as the incremental cost associated with replacement stock options granted.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Cash	$45,309	$377,349

Working Capital	$16,359	$352,879

At June 30, 2020, we had $45,309 in cash and $46,359 in total current assets.  As of June 30, 2020, we had a positive working capital equity position of $16,359. Based upon our working capital equity as of June 30, 2020, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $54,087 from $442,825 to $496,912 for the six months ended June 30, 2019 and 2020, respectively.  This increase was predominantly due to an increase in research spending and marketing expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $35,128 for the six month period ended June 30, 2020 while the Company had net cash used in investing activities of $6,418 for the prior year comparative period.  The difference is attributable to an increase in the purchase and maintenance of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $617,000 from $817,000 to $200,000 for the six months ended June 30, 2019 and 2020, respectively, due to a decrease of funding from private placements.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2020.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of June 30, 2020 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 19, 2020, in our Current Report on Form 8-K as filed with the SEC on March 31, 2020, and such risk factors are incorporated herein by this reference and below.

We face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

The ongoing and developing COVID-19 pandemic has caused a broad impact globally. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, any resulting recession or economic slowdown will have a negative impact on our business and results of operations.

We rely on third-party suppliers and manufacturers in China and the U.S. We may experience disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and their contract manufacturers will likely impact operating results. We have tried to mitigate these risks by focusing our manufacturing in the United States.

The COVID-19 pandemic has affected the global economy, potentially in a significant adverse manner, resulting in an economic downturn that could impact demand for our products. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our future operations and liquidity are uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, this impact cannot currently be determined.

In addition, any significant disruption of global financial markets, reducing our ability to access capital, could negatively affect our liquidity. We are still assessing the impact the COVID-19 pandemic will have on our business and results of operations, but we anticipate that its impact will be significant. The exact impact is and will remain unknown and largely dependent upon future developments, including but not limited to information on the duration and spread of COVID-19, changes in customer demand, additional mitigation strategies proposed by governmental authorities (including federal, state, or local stay at home or similar orders), restrictions on the activities of our domestic and international suppliers and shipment of goods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between April 13, 2020 and May 29, 2020, the Company sold 2,222,222 shares of common stock of the Company at a price per share of $0.09 for gross proceeds of $200,000 to accredited investors in a private placement, of which the Company’s President and CEO purchased 222,222 shares for gross proceeds of $20,000. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on April 24, 2020 and an amended Form D was filed on June 2, 2020.

Other than described herein, there have been no other unregistered sales of equity securities during the six month period ended June 30, 2020.

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

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Articles of Incorporation as filed on December 23, 1999(1)
3.2	Articles of Amendment to Articles of Incorporation as filed on July 8, 2003*
3.3	Articles of Amendment to Articles of Incorporation as filed on December 8, 2003*
3.4	Certificate of Change to the Articles of Incorporation as filed November 16, 2011*
3.5	Certificate of Change to the Articles of Incorporation as filed May 1, 2014*
3.6	Bylaws(1)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(2)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(5)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(9)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(3)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(4)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(6)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(6)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(7)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(8)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(8)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(8)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(10)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
5.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.
6.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
7.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
8.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.
9.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.
10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.
*	Filed herewith.
**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 10, 2020	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

