Form 10-Q
period 2020-09-30
ProtoKinetix, Inc.
filed 2020-10-16
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 16, 2020, there were 281,596,071 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

2

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$44,763	$377,349
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	45,813	378,399

Intangible assets (Note 4)	250,638	207,508

Total assets	$296,451	$585,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,000	$25,520

Total current liabilities	$5,000	$25,520
Stockholders’ Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 281,596,071 and 275,400,259 shares issued and outstanding as at September 30, 2020 and December 31, 2019 respectively (Note 7)	1,506	1,472
Additional paid-in capital	42,900,764	36,107,058
Accumulated deficit	(42,610,819)	(35,548,143)
Total stockholders’ equity	291,451	560,387
Total liabilities and stockholders’ equity	$296,451	$585,907

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$2,250	$2,250
General and administrative	46,460	76,905	174,480	202,238
Professional fees	39,063	31,032	116,112	92,315
Research and development	142,221	140,933	438,544	279,089
Share-based compensation (Notes 5 and 8)	1,458,990	342,218	6,331,290	1,167,629

	(1,687,484)	(591,838)	(7,062,676)	(1,743,521)
OTHER ITEM
Foreign exchange gain or (loss)		(90)	—	(106)

Net loss for the period	(1,687,484)	(591,928)	(7,062,676)	(1,743,627)
Net loss per common share (basic and diluted)	(0.01)	(0.00)	(0.03)	(0.01)

Weighted average number of common shares outstanding (basic and diluted)	279,648,342	272,816,256	277,211,051	267,232,714

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from January 1, 2020 to September 30, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2019	275,400,259	$1,472	$36,107,058	$(35,548,143)	$560,387
Issuance of common stock pursuant to private placement offering	6,195,812	34	462,416	—	462,450
Fair value of share-based compensation	—	—	6,331,290	—	6,331,290
Net loss for the period	—	—	—	(7,062,676)	(7,062,676)
Balance, September 30, 2020	281,596,071	$1,506	$42,900,764	$(42,610,819)	$291,451

Balance, June 30, 2020	277,622,481	$1,484	$41,179,346	$(40,923,335)	$257,495
Issuance of common stock pursuant to private placement offering	3,973,590	22	262,428	—	262,450
Fair value of share-based compensation	—	—	1,458,990	—	1,458,990
Net loss for the period	—	—	—	(1,687,484)	(1,687,484)
Balance, September 30, 2020	281,596,071	$1,506	$42,900,764	$(42,610,818)	$291,451

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from January 1, 2020 to September 30, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2018	259,785,766	$1,389	$31,594,822	$(31,350,246)	$245,965
Issuance of common stock pursuant to private placement offering	13,016,667	69	816,931	—	817,000
Issuance of common stock pursuant to cashless option exercise	97,826	1	(1)	—	—
Share-based compensation	—	—	1,167,629	—	1,167,629
Loss for the period	—	—	—	(1,743,627)	(1,151,699)
Balance, September 30, 2019	272,900,259	$1,459	$33,579,381	$(33,093,873)	$486,967

Balance, June 30, 2019	272,802,433	$1,458	$33,237,164	$(32,501,945)	$736,677
Issuance of common stock pursuant to cashless option exercise	97,826	1	(1)	—	—
Share-based compensation	—	—	342,218	—	342,218
Loss for the period	—	—	—	(591,928)	(591,928)
Balance, September 30, 2019	272,900,259	$1,459	$33,579,381	$(33,093,873)	$486,967

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, 2020 and 2019

	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(7,062,676)	$(1,743,627)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	2,250	2,250
Fair value of share-based compensation	6,331,290	1,167,629
Changes in operating assets and liabilities:
Prepaid expenses	—	(9,540)
Accounts payable and accrued liabilities	(20,520)	(73,464)

Net cash used in operating activities	(749,656)	(656,752)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(45,380)	(6,418)

Net cash used in investing activities	(45,380)	(6,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	462,450	817,000

Net cash from financing activities	462,450	817,000

Net change in cash	(332,586)	153,830

Cash, beginning of period	377,349	136,029

Cash, end of period	$44,763	$289,859

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2020

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At September 30, 2020, there were no other assets or liabilities subject to additional disclosure.

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

September 30, 2020

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

As at September 30, 2020, the Company does not hold any intangible assets with indefinite lives.

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

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 83,100,000 stock options (September 30, 2019 – 76,450,000), and 8,500,000 warrants (September 30, 2019 – 6,000,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

September 30, 2020

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Rental deposit	$1,050	$1,050

	$1,050	$1,050

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2018	$30,000	$168,271	$198,271
Additions	—	22,737	22,737
Balance, December 31, 2019	$30,000	$191,008	$221,008
Additions	—	45,380	45,380
Balance, September 30, 2020	$30,000	$236,388	$266,388

Accumulated amortization
Balance, December 31, 2018	$10,500	$—	$10,500
Amortization	3,000	—	3,000
Balance, December 31, 2019	$13,500	$—	$13,500
Amortization	2,250	—	2,250
Balance,September 30, 2020	$15,750	$—	$15,750

Net carrying amounts
December 31, 2019	$16,500	$191,008	$207,508
September 30, 2020	$14,250	$236,388	$250,638

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company, upon payment to INSA in the sum of $30,000. During the nine month period ended September 30, 2020, the Company recorded $2,250 (2019 - $2,250) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $201,388 in direct costs relating to the Patent Application Rights, $45,380 of which were incurred during the nine month period ended September 30, 2020.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

No amortization was recorded on the Patent Application Rights to September 30, 2020.

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

As of September 30, 2020, there are 83,100,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

Note 5.  Stock Options (cont’d)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2019	91,450,000	0.14
Options cancelled	(36,000,000)	0.13
Options expired	(2,000,000)	0.04
Options granted	29,650,000	0.13
Outstanding, September 30, 2020	83,100,000	0.15	4.23

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2018	58,600,000	0.07
Options cancelled	(16,000,000)	0.07
Options exercised	(250,000)	0.07
Options granted	34,100,000	0.25
Outstanding, September 30, 2019	76,450,000	0.15	3.48

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

The Company granted 22,000,000 replacement options and 7,000,000 replacement options on March 26, 2020 and June 12, 2020, respectively, to certain key management (Note 8) and a consultant (Note 9) of the Company. Total share-based compensation for 29,650,000 stock options granted (2019 - 34,100,000) and vested during the nine month period ended September 30, 2020 was $6,331,290 (2019 - $1,167,629) at a weighted average fair value per option of $0.12 (2019 - $0.07). The fair values of the stock options granted were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	September 30, 2020	September 30, 2019
Risk-free interest rate	2.55%	2.41%
Dividend yield	0.00%	0.00%
Expected stock price volatility	143.57%	125.00%
Expected forfeiture rate	0.00%	0.00%
Expected life	5.09 years	4.60 years

The following non-qualified stock options were outstanding and exercisable at September 30, 2020:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
December 31, 2020	0.05	1,200,000	1,200,000
November 14, 2021	0.07	750,000	750,000
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	15,000,000	15,000,000
May 5, 2023	0.13	1,600,000	1,600,000
July 14, 2024	0.26	18,500,000	18,500,000
November 17, 2024	0.11	15,000,000	11,250,000
March 26, 2026	0.14	22,000,000	22,000,000
May 5, 2026	0.11	650,000	487,500
June 11, 2026	0.12	7,000,000	7,000,000
		83,100,000	79,187,500

As at September 30, 2020, the aggregate intrinsic value of the Company’s stock options is $458,165 (December 31, 2019 – $1,005,350).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

Note 6.  Warrants

Warrant transactions for the nine months ended September 30, 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance,December 31, 2018 and September 30, 2019	6,000,000	$0.26
Balance, December 31, 2019 and September 30, 2020	8,500,000	$0.22

The following warrants were outstanding and exercisable as at September 30, 2020:

Number of Warrants	Exercise Price ($)	Expiry Date
6,000,000	0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 11, 2022
83,334	0.12	November 12, 2022
833,333	0.12	December 1, 2022
166,667	0.12	December 18, 2022
216,666	0.12	December 18, 2022
8,500,000

Note 7.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2019 – 400,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2020 (December 31, 2019 - $nil).

During the nine month period ended September 30, 2020, the Company:

a)	Issued 2,222,222 shares of common stock to investors at $0.09 for gross proceeds of $200,000.
b)	Issued 320,513 shares of common stock to investors at $0.078 for gross proceeds of $25,000.
c)	Issued 3,653,077 shares of common stock to investors at $0.065 for gross proceeds of $237,450.

During the nine month period ended September 30, 2019, the Company:

a)	Issued 750,000 shares of common stock to investors at $0.06 for gross proceeds of $45,000.

b)	Issued 10,000,000 shares of common stock to investors at $0.05 for gross proceeds of $500,000.

c)	Issued 2,266,667 shares of common stock to investors at $0.12 for gross proceeds of $272,000.
d)	Issued 97,826 shares of common stock to the CFO pursuant to a cashless exercise of 250,000 stock options.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

Note 8. Related Party Transactions and Balances

During the nine month period ended September 30, 2020 and 2019, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $45,000 (2019 - $45,000) was paid or accrued to the Company's CFO. During the nine months ended September 30, 2020, the Company reimbursed a company controlled by the CFO a total of $9,450 (2019 - $9,450) in office rent.

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

c) The Company recognized $3,233,377 (2019 - $502,795) in share-based compensation during the period associated with stock options granted to key management personnel.

As at September 30, 2020 and December 31, 2019, there were $nil balances owing to related parties.

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

Note 9.  Commitments and Contingency

As at September 30, 2020, the Company has the following commitments:

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

d) Entered into a consulting agreement effective September 1, 2020, whereby the Company would pay the consultant CAD $3,000 per month for a term of 1 year for providing technical expertise and public relations services, unless otherwise terminated by either party with at least 30 days’ notice.

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

The following discussion provides information regarding the results of operations for the nine month period ended September 30, 2020 and 2019, and our financial condition, liquidity and capital resources as of September 30, 2020, and December 31, 2019.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and subsequent Quarterly Reports and Current Reports as filed with the SEC.  All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

As of the date of this filing, the Company has regained a significant portion of its operational capacity and we continue to move forward with our research goals. Our supply of the patented AAGP® molecule has been manufactured and stored in the United States and we have adequate inventory to carry out the projects currently underway. The Company engages contract research organizations (CROs) located in both the United States and Canada. The CROs contracted by the Company for research projects have been able to meet milestone goals without disruption due to the pandemic. We cannot predict future disruptions to the Company which may occur due to the spread of COVID-19. We continue to monitor the status of the pandemic and will adjust our strategy accordingly in order to mitigate the impact on our research projects.

Results of Operations

The following table shows selected financial data and operating results for the periods noted.  Following the table, please see management’s discussion of significant changes.

	For the Nine Months Ended
	September 30,
	2020	2019
Revenues	$—	$—
Cost of Sales	—	—
Gross (Loss) Profit	—	—
Operating Expenses
Amortization	$2,250	$2,250
General and Administrative	174,480	202,238
Professional Fees	116,112	92,315
Research and Development	438,544	279,089
Share-Based Compensation	6,331,290	1,167,629
Total Operating Expenses	7,062,676	1,743,521
Loss from Operations	(7,062,676)	(1,743,521)

Other Income
Foreign Exchange Loss	—	(106)
Total Other Loss	—	(106)
Net Loss	$(7,062,676)	(1,743,627)

Revenues

We had no revenues for the nine month periods ended September 30, 2020 and 2019.

Gross Profit and Expenses

The Company’s net loss was $7,062,676 for the nine month period ended September 30, 2020 compared to $1,743,627 for the nine month period ended September 30, 2019.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior nine month period ended September 30, 2019 include:

General and administrative fees decreased by $27,758 from $202,238 to $174,480 primarily as a result of a decrease in spending on investor relations that overtook the increase in advertising and the upgrade of the company website.

Research and development increased significantly with a change of $159,455 from $279,089 to $438,544 with the primary spending being production and testing of AAGP molecule for use in several ongoing research projects including the treatment of macular degeneration and Phase I trials at University of Alberta, Edmonton, Alberta, Canada.

Share-based compensation increased significantly by $5,163,661 from $1,167,629 to $6,331,290 as a result of additional stock options granted and vested during the period, as well as the incremental cost associated with replacement stock options granted.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Cash	$44,763	$377,349

Working Capital	$40,813	$352,879

At September 30, 2020, we had $44,763 in cash and $45,813 in total current assets.  As of September, 30, 2020, we had a positive working capital equity position of $40,813. Based upon our working capital equity as of September 30, 2020, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $92,904 from $656,752 to $749,656 for the nine months ended September 30, 2019 and 2020, respectively.  This increase was predominantly due to an increase in research spending and marketing expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $45,380 for the nine month period ended September 30, 2020 while the Company had net cash used in investing activities of $6,418 for the prior year comparative period.  The difference is attributable to an increase in the purchase and maintenance of patents and patent portfolio categorized as intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $354,550 from $817,000 to $462,450 for the nine months ended September 30, 2019 and 2020, respectively, due to a decrease of funding from private placements which is affected by fluctuations in share price.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2020.

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

As of the date of this filing, the Company has regained a significant portion of its operational capacity and we continue to move forward with our research goals. Our supply of the patented AAGP® molecule has been manufactured and stored in the United States and we have adequate inventory to carry out the projects currently underway. The Company engages contract research organizations (CROs) located in both the United States and Canada. The CROs contracted by the Company for research projects have been able to meet milestone goals without disruption due to the pandemic. We cannot predict future disruptions to the Company which may occur due to the spread of COVID-19. We continue to monitor the status of the pandemic and will adjust our strategy accordingly in order to mitigate the impact on our research projects.

In addition, any significant disruption of global financial markets, reducing our ability to access capital, could negatively affect our liquidity and ability to continue operations. The exact impact is and will remain unknown and largely dependent upon future developments, including but not limited to information on the duration and spread of COVID-19, changes in customer demand, additional mitigation strategies proposed by governmental authorities (including federal, state, or local stay at home or similar orders), restrictions on the activities of our domestic and international suppliers and shipment of goods.

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

Between July 20, 2020 and July 27, 2020, the Company sold 320,513 shares of common stock at a price per share of $0.078 for gross proceeds of $25,000 to accredited investors in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on August 4, 2020.

Between August 4, 2020 and September 9, 2020, the Company sold 3,653,077 shares of common stock of the Company at a price per share of $0.065 for gross proceeds of $237,450 to accredited investors in a private placement, of which the Company’s President and CEO purchased 1,000,000 shares for gross proceeds of $65,000. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on August 13, 2020 and an amended Form D was filed on September 1, 2020.

Other than described herein, there have been no other unregistered sales of equity securities during the nine month period ended September 30, 2020.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Articles of Incorporation as filed on December 23, 1999(1)
3.2	Articles of Amendment to Articles of Incorporation as filed on July 8, 2003(11)
3.3	Articles of Amendment to Articles of Incorporation as filed on December 8, 2003(11)
3.4	Certificate of Change to the Articles of Incorporation as filed November 16, 2011(11)
3.5	Certificate of Change to the Articles of Incorporation as filed May 1, 2014(11)
3.6	Bylaws(1)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(2)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(5)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(9)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(3)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(4)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(6)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(6)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(7)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(8)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(8)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(8)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(10)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.

2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.

3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.

4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.

5.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.

6.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.

7.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.

8.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.

9.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.

11.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on July 10, 2020 with the SEC.
*	Filed herewith.

**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2020	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

