Form 10-K
period 2020-12-31
ProtoKinetix, Inc.
filed 2021-03-05
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $19,580,600 based upon the closing price of our common stock which was $0.10 as of June 30, 2020, the last business day of the Company’s most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2021, there were 289,483,643 shares of our common stock that were issued and outstanding.

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

The Company’s executive (or corporate) offices are located at 412 Mulberry Street, Marietta, Ohio 45750.  Our telephone number is (740) 434-5041 and our website is www.protokinetix.com.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as well as some statements in press releases and some oral statements of the Company’s officers during presentations about the Company include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

Recent Developments

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn.

As of the date of this filing, the Company has regained a significant portion of its operational capacity and we continue to move forward with our research goals. Our supply of the patented AAGP® molecule has been manufactured and stored in the United States and we have adequate inventory to carry out the projects currently underway. In the last year, the Company engaged contract research organizations (CROs) located in both the United States and Canada. The CROs contracted by the Company for research projects have been able to meet milestone goals without disruption due to the pandemic.

In January of 2020, Protokinetix signed a master supply agreement with University of Alberta that clears the way for testing of additional patients in the Phase I clinical trials. The global pandemic halted all work on clinical trials and research testing for most of 2020. We anticipate continuation of the Phase I trials in 2021 but cannot confidently predict a start date. We cannot predict future disruptions to the Company which may occur due to the spread of COVID-19. We continue to monitor the status of the pandemic and will adjust our strategy accordingly in order to mitigate the impact on our research projects.

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2019, the Company incurred total research and development expenses of $369,520.  For the year ended December 31, 2020, the Company incurred total research and development expenses of $527,921.  In order to reach the Company’s goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

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

As of the date of this filing, the Company has regained a significant portion of its operational capacity and we continue to move forward with our research goals. Our supply of the patented AAGP® molecule has been manufactured and stored in the United States and we have adequate inventory to carry out the projects currently underway. The Company engages contract research organizations (CROs) located in both the United States and Canada. The CROs contracted by the Company for research projects have been able to meet milestone goals without disruption due to the pandemic. Clinical trials in Edmonton, Canada, under the supervision of Dr. Shapiro, were stalled in 2020 due to covid-19 but expected to restart in 2021. As of this date we do not have a definitive timeline. We cannot predict future disruptions to the Company which may occur due to the spread of COVID-19. We continue to monitor the status of the pandemic and will adjust our strategy accordingly in order to mitigate the impact on our research projects.

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

General Corporate Risk Factors

Insiders continue to have substantial control over the Company.   As of February 22, 2020, the Company’s directors and executive officers hold the current right to vote approximately 28.6% of the Company’s outstanding voting stock; of which 22.1% is owned or controlled, directly or indirectly by the Company CEO, Clarence Smith. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Smith acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the Company’s common stock by:

•	Delaying, deferring or preventing a change in control of the Company;

•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company .

The Company may not be able to continue as a going concern.   Our independent public accountants noted that our recurring losses from operations ($7,644,490 and $4,197,897 for the years ended December 31, 2020 and 2019, respectively) and negative net operating cash flow ($881,308 and $850,658 for the years ended December 31, 2020 and 2019, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available.

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

2020	Low	High
First Quarter	$0.100	$0.213
Second Quarter	0.058	0.319
Third Quarter	0.080	0.289
Fourth Quarter	0.081	0.143

2019	Low	High
First Quarter	$0.050	$0.088
Second Quarter	0.058	0.319
Third Quarter	0.080	0.289
Fourth Quarter	0.081	0.143

Holders

As of March 5, 2021, there were approximately 103 shareholders of record of the Company’s common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

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

As of both December 31, 2020 and March 5, 2021, no options and 2,000,000 shares of fully vested common stock remained as granted under the 2015 Plan.

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

As of both December 31, 2020 and March 5, 2021, 81,050,000 options remain as granted under the Amended 2017 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including but not limited to the the Amended 2017 Plan and individual compensation arrangements as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	82,650,000	$0.15	250,000
Total	82,650,000	$0.15	250,000

During the year ended December 31, 2020, warrants to purchase 10,326,857 shares of common stock of the Company were outstanding (see Note 8 of the notes to the financial statements).  As of the year ended December 31, 2020, there were warrants and options outstanding representing a total of 10,326,857 and 82,650,000 shares of common stock respectively to be issued upon exercise, of which: (i) options to purchase no shares of common stock were outstanding under the 2015 Plan; (ii) options to purchase 82,650,000 shares of common stock were outstanding under the Amended 2017 Plan; and (iii) warrants outstanding to purchase 10,326,857 shares of common stock not pursuant to any plan.

To management’s knowledge, there are no outstanding options, warrants or other rights to acquire the common stock of the Company that were issued pursuant to the Company’s 2003, 2004 or 2005 Stock Incentive Plans (the “Old Plans”) for the year ended December 31, 2020.  To management’s knowledge, the Old Plans have expired and terminated.

Recent Sales of Unregistered Securities and Use of Proceeds

On February 25, 2020, an option to purchase 2,000,000 shares of the Company’s common stock held by a former officer of the Company expired. This option was not granted pursuant to any stock option plan.

On March 25, 2020, the Board cancelled 27,000,000 options issued pursuant to the 2017 Plan, of which 15,000,000 were held by the Company’s CEO, 2,000,000 held by a director of the Company, and 10,000,000 held by a consultant. On March 26, 2020, the Board granted 22,000,000 new stock options (10,000,000 to the Company’s CEO, 2,000,000 to one of the directors, and 10,000,0000 to the consultant) with a term of six years and exercisable at a price of $0.14 per share, expiring on March 25, 2026.

Between April 13, 2020 and May 29, 2020, the Company issued 2,222,222 shares of common stock at a price of $0.09 per share for gross proceeds of $200,000 to accredited investors (one of which was Clarence E. Smith, CEO of the Company) No solicitation was used in this offering.  For both sales of securities, the Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with this issuance of securities.  A Form D was filed on April 23, 2020 and a second Form D was filed on June 2, 2020.

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

Between November 5, 2020 and December 4, 2020, the Company sold 2,532,143 shares of common stock at $0.07 per share for gross proceeds of $177,250 to accredited investors (one of which was the Company’s President & CEO, Clarence E. Smith) in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on November 27, 2020, an amended Form D was filed on each of December 14, 2020.

Between December 23, 2020 and December 30, 2020, the Company sold 1,826,857 Units (each Unit comprised of one common share and one warrant to purchase one common share at $0.07) for gross proceeds of $127,880 to accredited investors in a private placement. The warrants were immediately vested and expire one year from the date of issuance. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on November 27, 2020, and an amended Form D was filed on December 14, 2020.

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2020 and 2019, and our financial condition, liquidity and capital resources as of December 31, 2020 and 2019. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Results of Operations

	For the Years Ended
	2020	2019

Operating Expenses
Amortization	$3,000	$3,000
General and Administrative	208,967	280,438
Professional Fees	164,489	149,619
Research and Development	527,291	369,520
Share-Based Compensation	6,740,743	3,395,319
Total operating expenses	7,644,490	4,197,897
Loss from Operations	(7,644,490)	(4,197,897)

Other Income
Gain on Settlement of Short-Term Loans	—	—
Total other income	—	—
Net Loss	$(7,644,490)	$(4,197,897)

Revenues

We had no revenues for the years ended December 31, 2020 and 2019.

Gross profit and expenses

The Company’s net loss was $7,644,490 for the year ending December 31, 2020 compared to $4,197,897 for the year ending December 31, 2019.  These expenses were primarily incurred for professional fees, share-based compensation related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees increased by $14,870, year over year going to $164,489 from $149,619 as legal and auditing fees each contributed to the increase, while accounting activity remained unchanged over prior year totals.

•	Share-based compensation increased sharply by $3,345,424 from $3,395,319 to $6,740,743 primarily as a result of the sharp increase of stock price at grant date of certain options and a change in accounting based on new FASB guidance for valuation of share-based payments to non-employees. Additionally, stock options were granted to two additional consultants in the last quarter of 2020.

•	Research and development increased by $157,771 from $369,520 to $527,291 primarily as a result of management’s current year investment in further testing and development of the AAGP® molecule and expanded study lines. In 2020 new studies included pilot tolerability test for topical ocular application and dose and time-dependent effect studies for dry-eye disease

•	General and administrative expenses decreased by $71,471 from $280,438 to $208,967 due to the disengagement of two investor relations firms and the reduction in spending on marketing firms. In 2019 significant spending went to website development and expanding digital marketing through social media applications.

Our expenses in 2020 were $7,644,490 which included $164,489 in professional fees. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  This resulted in $6,740,743 in share-based compensation recognized based on the fair value of equity instruments granted as compensation.  These professional consulting services related to marketing and accounting, capitalization and merger opportunities as well as research development services.  The Company also incurred total research and development expenses of $527,291 and general and administrative costs of $208,967 during the year ended December 31, 2020.

Liquidity and Capital Resources

	As at
	December 31,
	2020	2019

Cash	$193,445	$377,349

Working Capital	$149,536	$352,879

At December 31, 2020, we had $193,445 in cash and $194,495 in total current assets.  As of December 31, 2019, we had a working capital equity position of $352,879.  Although as of the date of this Annual Report we believe we have sufficient capital to meet cash flow projections and carry forward our business objectives in the short-term, the Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2020 and 2019

Net Cash Used in Operating Activities

During the year ended December 31, 2020, net cash used in operating activities increased $30,650 from $850,658 to $881,308 for the years ended December 31, 2019 and 2020, respectively. This increase was predominantly due to the increased spending on research and development. Additionally, a reduction to marketing and public relations spending year-over- year kept the change in operating expenses lower than in previous year’s operations.

Net Cash Used in Investing Activities

During the year ended December 31, 2020, net cash used in investing activities increased by $45,156 primarily due to the increase in patent application spending. Net cash from investing activities for the year ended December 31, 2019 was $25,022.  Net cash used for investing activities for the year ended December 31, 2020 was $70,178.

Net Cash Provided by Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities decreased by $349,419 from $1,117,000 to $767,581 for the years ended December 31, 2019 and 2020, respectively. This increase was predominantly due to a reduction in private placements completed.

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

Intangible Assets – Patent and Patent Application Costs

The Company owns intangible assets consisting of certain patents and patent applications. Intangible assets acquired separately are measured on initial recognition at cost. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Subsequent expenditures are capitalized only when they increase the future economic benefits embodied in the specific asset to which they relate. The Company capitalizes its patent application costs. All other expenditures are recognized in profit or loss as incurred.

As at December 31, 2020, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at December 31, 2020.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2020.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2020 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2020, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2020.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2020, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2020, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Between January 1, 2021 and March 5, 2021, the Company sold 3,528,572 Units (each Unit comprised of one common share and one warrant to purchase one common share at $0.07) for gross proceeds of $247,000 to accredited investors in a private placement. The warrants were immediately vested and expire one year from the date of issuance. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on January 19, 2021 and an amended Form D was filed with the SEC on March 1, 2021.

On January 14, 2021, the Board canceled 1,600,000 options issued to vendors pursuant to the 2017 Plan.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of March 5, 2021, the Company’s current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Clarence E. Smith	57	Chairman, Chief Executive Officer, President	February 2015
		Director	June 2014

Michael R Guzzetta	63	Chief Financial Officer	November 2017

Edward P. McDonough	68	Director	July 2015

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

Independent Directors

The Board of Directors has determined that Mr. McDonough is the only independent member of the Board of Directors of the Company pursuant to SEC Rule 10A-3(b)(1).

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2020 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them except that: Mr. Smith filed one Form 4 late representing one transaction not reported on a timely basis.

ITEM 11.      EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2020 and 2019:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clarence E. Smith
President & CEO	2020	-	-	-	1,920,866	-	-	-	1,920,866
	2019	-	-	-	941,688	-	-	-	941,688
Michael R Guzzetta
Chief Financial Officer	2020	60,000	-	-	871,461	-	-	-	931,461
	2019	60,000	-	-	515,147	-	-	-	575,147

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

Clarence E. Smith – Mr. Smith is Chief Executive Officer and President of the Company.  He entered into a consulting agreement with the Company dated December 30, 2016 (effective January 1, 2017) (the “2017 Smith Agreement”).

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

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the option grants canceled and issued to Mr. Smith during 2020.

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

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the option grants canceled and issued to Mr. Guzzetta during 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as to option awards held by each of the named executive officers of ProtoKinetix as of December 31, 2020.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Clarence E. Smith	5,000,000	(1)	—	0.09	11/08/2023
	5,000,000	(2)	—	0.26	07/14/2024
	5,000,000	(3)	—	0.11	11/17/2024
	5,000,000	(4)	—	0.14	03/25/2026
	5,000,000		—	0.14	03/25/2026

Michael R. Guzzetta	750,000	(6)	—	0.07	11/14/2021
	4,000,000	(7)	—	0.09	11/08/2023
	4,000,000	(8)	—	0.11	11/17/2024
	3,500,000		—	0.12	06/11/2026

(1)	Represents options granted pursuant to the Amended 2017 Plan on November 9, 2018 at $0.09 per share with 1,250,000 vesting every three months beginning March 31, 2019.
(2)	Represents options granted pursuant to the Amended 2017 Plan on July 15, 2019 at $0.26 per share with 1,250,000 vesting every three months beginning October 13, 2019.
(3)	Represents options granted pursuant to the Amended 2017 Plan on November 18, 2018 at $0.11 per share with 1,250,000 vesting every three months beginning February 18, 2020.
(4)	Represents options granted pursuant to the Amended 2017 Plan on March 25, 2020 at $0.14 per share issued fully vested.
(5)	Represents options granted pursuant to the Amended 2017 Plan on March 25, 2020 at $0.14 per share issued fully vested.
(6)	Represents options granted pursuant to the Amended 2017 Plan on November 14, 2017 at $0.07 per share with 250,000 vesting every three months beginning February 14, 2018.
(7)	Represents options granted pursuant to the Amended 2017 Plan on September 1, 2017 at $0.09 per share with 1,000,000 vesting every three months beginning March 31, 2019.
(8)	Represents options granted pursuant to the Amended 2017 Plan on November 18, 2020 at $0.11 per share issued fully vested.
(9)	Represents options granted pursuant to the Amended 2017 Plan on June 12, 2020 at $0.12 per share issued fully vested.

Director Compensation

The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2020:

	Director Compensation
	Fees Earned or Paid in Cash	Bonus	Stock Awards (1)	Option Awards (2)		Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)	($)	($)
Edward P. McDonough	-	-	-	682,091	(3)	-	-	-	682,091

(1)	The aggregate grant date fair value of these stock awards was computed in accordance with ASC 718.

(2)

Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes Option Pricing Model. Assumptions used in the calculation of these amounts are included in the Company’s audited financial statements.

(3)	As of December 31, 2020, Mr. McDonough held options to acquire 7,000,000 shares of the Company’s common stock, all of which were vested and exercisable.

On or about December 30, 2016, the Company entered into a new consulting agreement with Mr. McDonough, effective January 1, 2017 (the “2017 McDonough Agreement”).

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

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the option grants canceled and issued to Mr. McDonough during 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 5, 2021, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Beneficial Ownership Percentage as of March 5, 2021 (1)
More than 5% Stockholders
Grant Young (2)	50,646,850	15.4%
Alexandra Smith (3)	27,500,000	9.5%

Directors and Named Executive Officers
Clarence E. Smith(4)	69,605,753	22.1%
Michael R. Guzzetta(5)	12,423,313	4.1%
Edward P. McDonough(6)	7,000,000	2.4%
All directors and executive officers as a group:	89,029,066	28.6%

(1)	Based on 289,483,643 shares of common stock outstanding on March 5, 2021, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days of March 5, 2021.

(2)	Consists of 10,021,250 shares of common stock owned by Mr. Young directly; 1,125,600 shares held by Mr. Young’s wife; the right to acquire 6,000,000 shares of common stock upon warrant exercise; and the right to acquire 33,500,000 shares of common stock upon option exercise. The principal address of Mr. Young is 6438 Rosebery Ave, West Vancouver, BC, V7W 2C6, Canada.

(3)	Consists of 27,500,000 shares of common stock owned by Alexandra Smith directly. The principal address of Ms. Smith is 1413 Peachtree Road, Daytona Beach, FL 32114.

(4)	Consists of 29,018,253 shares of common stock owned by Mr. Smith directly, 13,377,997 held by Mr. Smith’s trusts, 1,850,000 held by Mr. Smith’s retirement account, the right to acquire 25,000,000 shares of common stock upon option exercise, and the right to acquire 359,503 shares upon warrant exercise. The principal address of Mr. Smith is 1845 County Road #214, St. Augustine, FL 32084.

(5)	Consists of 173,313 shares of common stock owned by Mr. Guzzetta directly, and 12,250,000 shares of common stock issuable upon the exercise of stock options. The principal address of Mr. Guzzetta is 7187 Steel Dust Dr, New Albany, OH 43054.

(6)	Consists of 7,000,000 shares of common stock issuable upon the exercise of stock options. The principal business address of Mr. McDonough is 1226 Washington Avenue, Parkersburg, WV 26101.

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

As at December 31, 2020, there is no amount due to or due from a related party.

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the option grants canceled and issued to Mr. Smith during 2020 as well as securities purchased by Mr. Smith directly from the Company.

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the option grants canceled and issued to Mr. Guzzetta, Mr. McDonough, and Mr. Young during 2020.

See also Item 11 for a description of the consulting agreements with the officers and directors of the Company.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2020 and 2019, Davidson & Company LLP, Chartered Professional Accountants (“Davidson”) the Company’s principal accountants billed the Company $27,329 and $25,000, respectively for fees for the audit of the Company’s annual financial statements.  All amounts are in U.S. dollars.

Audit-Related Fees

For the years ended December 31, 2020 and 2019, Davidson did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”

Tax Fees

For the years ended December 31, 2020 and 2019, Davidson billed $3,500 in 2020 and $3,500 in 2019 for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2020 and 2019, Davidson did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2020 and 2019, Davidson billed the Company $23,837 and $19,282 for fees for the review of the Company’s quarterly financial statements.  All amounts are in U.S. dollars.

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

PROTOKINETIX, INCORPORATED

Dated: March 5, 2021	By:	/s/ Clarence E. Smith
Clarence E. Smith
Principal Executive Officer

Dated: March 5, 2021	By:	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 5, 2021	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 5, 2021	By:	/s/ Edward P. McDonough
Edward P. McDonough
Director

PROTOKINETIX, INC. (A Development Stage Company) FINANCIAL STATEMENTS December 31, 2020 (Stated in US Dollars)

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Protokinetix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Protokinetix, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholder’s equity, and cash flows for the years ended December 31, 2020, and 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of intangible assets

As discussed in Note 4 to the financial statements, the Company held intangible assets of $274,686 relating to patent and patent application rights.

We identified the estimation of the fair value of intangible assets as a critical audit matter. Subjective auditor judgment was required to evaluate management’s estimates and assumptions used to determine the fair value of the intangible assets, including the economic useful life over which the patent rights are being amortized and whether indicators of impairment were present.

The following are the primary procedures we performed to address this critical audit matter. We obtained management’s impairment analysis of intangible assets and assessment of impairment triggers. We assessed the consistency and reasonableness of the assumptions used by management in performing the impairment test and whether there were any changes in the expected useful life as compared to prior years. We discussed with management the plans and intent for the patents and patent applications. We reviewed the Company’s ability to fund future activities, and reviewed any available budgets for future periods. We confirmed title to ensure patent rights and patent application rights remain in good standing.

We have served as the Company’s auditor since 2008.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada Chartered Professional Accountants

March 5, 2021

PROTOKINETIX, INC.

(A Development Stage Company)

BALANCE SHEETS

As of December 31, 2020

	2020	2019
ASSETS
Current Assets
Cash	$193,445	$377,349
Prepaid expenses and deposits (Note 3)	1,050	1,050
Total current assets	194,495	378,399

Intangible assets (Note 4)	274,686	207,508

Total assets	$469,181	$585,907
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	17,959	—
Accounts payable and accrued liabilities	$27,000	$25,520

Total current liabilities	44,959	25,520
Stockholders' Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 285,955,071 and 275,400,259 shares issued and outstanding for 2020 and 2019 respectively (Note 7)	1,531	1,472
Additional paid-in capital	43,615,323	36,107,058
Accumulated deficit	(43,192,633)	(35,548,143)
Total stockholders' equity	424,221	560,387
Total liabilities and stockholders' equity	$469,181	$585,907

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

Subsequent Events (Note 11)

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020 and 2019

	2020	2019

EXPENSES
Amortization – intangible assets (Note 4)	$3,000	$3,000
General and administrative	208,967	280,438
Professional fees (Note 8)	164,489	149,619
Research and development	527,291	369,520
Share-based compensation (Notes 5 and 8)	6,740,743	3,395,319

	(7,644,490)	(4,197,897)

Net loss for the year	$(7,644,490)	$(4,197,897)

Net loss per common share (basic and diluted)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	278,598,615	268,984,776

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2018	259,785,766	$1,389	$31,594,822	$(31,350,246)	$245,965

Fair value of share-based compensation	—	—	3,395,319	—	3,395,319

Issuance of common stock pursuant to cashless option exercise	97,826	1	(1)	—	—

Issuance of common stock pursuant to private placement offering	15,516,667	82	1,116,918	—	1,117,000

Net loss for the year	—	—	—	(4,197,897)	(4,197,897)

Balance, December 31, 2019	275,400,259	$1,472	$36,107,058	$(35,548,143)	$560,387

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2019	275,400,259	$1,472	$36,107,058	$(35,548,143)	$560,387

Fair value of share-based compensation	—	—	6,740,743	—	6,740,743

Issuance of common stock pursuant to private placement offering	10,554,812	59	767,522	—	767,581

Net loss for the year	—	—	—	(7,644,490)	(7,644,490)

Balance, December 31, 2020	285,955,071	$1,531	$43,615,323	$(43,192,633)	$424,221

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

	2020	2019

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(7,644,490)	$(4,197,897)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	3,000	3,000
Fair value of compensatory options granted	6,740,743	3,395,319

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,439	(51,080)

Net cash used in operating activities	(881,308)	(850,658)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(70,178)	(25,022)

Net cash used in investing activities	(70,178)	(25,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	767,581	1,117,000

Net cash from financing activities	767,581	1,117,000

Net change in cash	(183,905)	241,320

Cash, beginning of year	377,350	136,029

Cash, end of year	$193,445	$377,349

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information – non-cash transactions:
There were no non-cash financing or investing activities during the years presented.	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2020.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

December 31, 2020

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

At December 31, 2020, there were no other assets or liabilities subject to additional disclosure.

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

December 31, 2020

Note 2. Summary of Significant Accounting Policies (cont'd)

Intangible assets – patent and patent application costs

The Company owns intangible assets consisting of certain patents and patent applications. Intangible assets acquired separately are measured on initial recognition at cost. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Subsequent expenditures are capitalized only when they increase the future economic benefits embodied in the specific asset to which they relate. The Company capitalizes patent application costs. All other expenditures are recognized in profit or loss as incurred.

As at December 31, 2020, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs at December 31, 2020.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 82,650,000 stock options (December 31, 2019 – 91,450,000) and 10,326,857 warrants (December 31, 2019 – 8,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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

December 31, 2020

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-03, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or “ASU 2018-03”. The guidance in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Under the new guidance, transfers between asset classes and the valuation related to level 3 assets is modified. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within each annual reporting period. The Company has assessed the impact of this statement and determined it has no significant impact.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Note 2. Summary of Significant Accounting Policies (cont'd)

Recent Accounting Pronouncements (cont'd)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on January 1, 2021 and prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial statements and related disclosures.

Other than the above, the Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Note 3.  Prepaid Expenses and Deposits

The following summarizes the Company's prepaid expenses and deposits outstanding as at December 31, 2020 and 2019:

	2020	2019
Rental deposit	$1,050	$1,050

	$1,050	$1,050

   PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Note 4. Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2018	$30,000	$168,271	$198,271
Additions	—	22,737	22,737
Balance, December 31, 2019	$30,000	$191,008	$221,008
Additions	—	70,178	70,178
Balance, December 31, 2020	$30,000	$261,186	$291,186
Accumulated amortization
Balance, December 31, 2018	$10,500	$—	$10,500
Amortization	3,000	—	3,000
Balance, December 31, 2019	$13,500	$—	$13,500
Amortization	3,000	—	3,000
Balance, December 31, 2020	$16,500	$—	$16,500

Net carrying amounts
December 31, 2018	$19,500	$168,271	$187,771
December 31, 2019	$16,500	$191,008	$207,508
December 31, 2020	$13,500	$261,186	$274,686

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the year ended December 31, 2020, the Company recorded $3,000 (2019 - $3,000) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $226,186 in direct costs relating to the Patent Application Rights, $70,178 of which were incurred during the year ended December 31, 2020.

   PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to December 31, 2020.

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

As of December 31, 2020, there are 82,650,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Note 5.  Stock Options (cont'd)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2019	91,450,000	0.14
Options cancelled	(36,000,000)	0.13
Options expired	(3,200,000)	0.04
Options granted	30,400,000	0.13
Outstanding, December 31, 2020	82,650,000	0.15	4.06

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2018	58,600,000	0.07
Options cancelled	(16,000,000)	0.07
Options exercised	(250,000)	0.07
Options granted	49,100,000	0.21
Outstanding, December 31, 2019	91,450,000	0.14	3.51

During the year ended December 31, 2020, the Company granted the following stock options:

a)	On May 6, 2020, the Company granted 650,000 stock options to a research and development, and a business development consultant of the Company. The options are exercisable at $0.11 per share for a period of six years and expire on May 5, 2026. The options vest in equal installments starting on the date of grant with the remaining options vesting on a quarterly basis beginning on June 30, 2020.
b)	On March 26, 2020 and June 12, 2020, the Company granted 22,000,000 replacement options and 7,000,000 replacement options, respectively, to certain key management (Note 8) and a consultant (Note 9) of the Company.
c)	On October 26, 2020, the Company granted 500,000 stock options to a consultant of the Company. The options are exercisable at $0.10 per share for a period of six years and expire on October 26, 2026. The options vest in equal installments starting on the date of grant with the remaining options vesting on a quarterly basis beginning on January 26, 2021.
d)	On November 27, 2020, the Company granted 250,000 stock options to a consultant of the Company. The options are exercisable at $0.10 per share for a period of six years and expire on November 27, 2026. The options vest in equal installments starting on the date of grant with the remaining options vesting on a quarterly basis beginning on December 31, 2020.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Total share-based compensation for the 30,400,000 stock options granted (2019 - 49,100,000) and vested during the year ended December 31, 2020 was $6,740,743 (2019 - $3,395,319). The fair values of the stock options granted were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	December 31, 2020	December 31, 2019
Risk-free interest rate	2.55%	2.42%
Dividend yield	0.00%	0.00%
Expected stock price volatility	143.56%	140.21%
Expected forfeiture rate	0.00%	0.00%
Expected life	5.09 years	4.95 years
Weighted average fair value	$0.20	$0.18

The following non-qualified stock options were outstanding and exercisable at December 31, 2020:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
November 14, 2021	0.07	750,000	750,000
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	15,000,000	15,000,000
May 5, 2023	0.13	1,600,000	1,600,000
July 14, 2024	0.26	18,500,000	18,500,000
November 17, 2024	0.11	15,000,000	15,000,000
March 26, 2026	0.14	22,000,000	22,000,000
May 5, 2026	0.11	650,000	650,000
June 11, 2026	0.12	7,000,000	7,000,000
October 26, 2026	0.10	500,000	125,000
November 27, 2026	0.10	250,000	125,000
		82,650,000	82,150,000

As at December 31, 2020, the aggregate intrinsic value of the Company's stock options is $393,710 (December 31, 2019 – $1,005,350).

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Note 6.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2018	6,000,000	0.11
Warrants cancelled	(6,000,000)	0.25
Warrants granted	8,500,000
Outstanding, December 31, 2019	8,500,000	0.22
Warrants cancelled	—	—
Warrants granted	1,826,857	0.07
Outstanding, December 31, 2020	10,326,857	0.19

The following warrants were outstanding and exercisable as at December 31, 2020:

Number of Warrants	Exercise Price ($)	Expiry Date
6,000,000	0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 1, 2022
83,334	0.12	November 12, 2022
833,333	0.12	December 1 , 2022
166,667	0.12	December 18, 2022
216,666	0.12	December 18, 2022
325,000	0.07	December 23, 2021
142,571	0.07	December 29, 2021
1,359,286	0.07	December 31, 2021
10,326,857	0.19

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Note 7.  Stockholders' Equity

The Company is authorized to issue 400,000,000 (December 31, 2019 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2020 (December 31, 2019 - $nil).

During the year ended December 2020, the Company:

a)	Issued 2,222,222 shares of common stock to investors at $0.09 per share for gross proceeds of $200,000.
b)	Issued 320,513 shares of common stock to investors at $0.078 per share for gross proceeds of $25,001.
c)	Issued 3,653,077 shares of common stock to investors at $0.065 per share for gross proceeds of $237,450.
d)	Issued 2,532,143 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.07 per share for gross proceeds of $177,250.
e)	Issued 1,826,857 shares of common stock to investors at $0.07 per share for gross proceeds of $127,880 and the option to exercise a warrant for one additional share at $0.07, exercisable for one year.

During the year ended December 2019, the Company:

a)	Issued 750,000 shares of common stock to investors at $0.06 per share for gross proceeds of $45,000.
b)	Issued 10,000,000 shares of common stock to investors at $0.05 per share for gross proceeds of $500,000.
c)	Issued 2,266,667 shares of common stock to investors at $0.12 per share for gross proceeds of $272,000.
d)	Issued 97,826 shares of common stock to the CFO pursuant to a cashless exercise of 250,000 of stock options.
e)

Issued 2,500,000 shares of common stock to investors (one of which was the President and CEO of the Company)

at $0.12 per share for gross proceeds of $300,000 and the option to exercise a warrant for one additional share at $0.12, exercisable for three years.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Note 8. Related Party Transactions and Balances

During the twelve month period ended December 31, 2020 and 2019, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2019 - $60,000) was paid or accrued to the Company's CFO. During the twelve months ended December 31, 2020, the Company reimbursed a company controlled by the CFO a total of $12,600 (2019 - $12,600) in office rent.

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

c) On June 12, 2020, the Company cancelled 4,000,000 stock options previously issued in July 2019 to the Company’s CFO and replaced them with 3,500,000 stock options. The 3,500,000 replacement options granted have a term of 6 years and are exercisable at a price of $0.12 per share, expiring on June 11, 2026.

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

c) The Company recognized $3,474,418 (2019 - $1,704,723) in share-based compensation during the period associated with stock options granted to key management personnel.

As at December 31, 2020 and December 31, 2019, there were $nil balances owing to related parties.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Note 9. Commitments and Contingency

Commitments

As at December 31, 2020, the Company has the following commitments:

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

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Note 9. Commitments and Contingency (cont’d)

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

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Note 10.  Income Taxes

As a Nevada corporation, the Company is liable for taxes in the United States.  As of December 31, 2020, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements (December 31, 2019 – none).

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2020	2019
Net loss for the year	$(7,644,490)	$(4,197,897)

Expected income tax recovery	$(1,605,000)	$(882,000)
Non-deductible expenses	1,416,000	713,000
Impact of change of future tax rate	—	—
Adjustment to prior years provision versus statutory tax returns	89,000	69,000
Change in valuation allowance	100,000	100,000
Total income tax expense (recovery)	$—	$—
The Company’s deferred tax assets that have not been recognized are as follows:
Tax benefit of net operating loss carry forward	$6,200,000	$6,100,000
Valuation allowance	(6,200,000)	(6,100,000)
	$—	$—

The Company has tax losses of approximately $29,500,000 (December 31, 2019 - $29,000,000) to reduce future taxable income.  The tax losses expire in years starting from 2028.

The deferred tax asset associated with the tax loss carry forward is approximately $6,200,000 (December 31, 2019 - $6,100,000).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.  The difference between the Company's statutory income tax rate of (21%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carry forwards.

Note 11. Subsequent Events

Subsequent to the year ended December 31, 2020, the Company:

1	Issued 3,528,572 shares of common stock to investors at $0.07 per share for gross proceeds of $247,000.

2	Cancelled 1,600,000 options for common shares exercisable at $0.13 per share, expiring at May 6, 2023.

