Form 10-Q
period 2021-03-31
ProtoKinetix, Inc.
filed 2021-04-16
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 16, 2021, there were 289,483,643 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$250,367	$193,445
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	251,417	194,495

Intangible assets (Note 4)	309,008	274,686

Total assets	$560,425	$469,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$17,959
Accrued liabilities	5,000	27,000

Total current liabilities	5,000	44,959
Stockholders’ Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 285,955,071 and 285,955,071 shares issued and outstanding as at March 31, 2021 and December 31, 2020 respectively (Note 7)	1,550	1,531
Additional paid-in capital	43,879,582	43,615,323
Accumulated deficit	(43,325,707)	(43,192,633)
Total stockholders’ equity	555,425	424,221
Total liabilities and stockholders’ equity	$560,425	$469,181

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2021 and 2020

	Three months ended March 31, 2021	Three months ended March 31, 2020

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750
General and administrative	41,045	57,029
Professional fees	32,688	36,990
Research and development	41,313	219,512
Share-based compensation (Notes 5 and 8)	17,278	2,854,984

Total Expenses	(133,074)	(3,169,265)

Net loss for the period	$(133,074)	$(3,169,265)
Net loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	281,390,520	275,400,259

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from December 31, 2020 to March 31, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2019	275,400,259	$1,472	$36,107,058	$(35,548,143)	$560,387

Fair value of share-based compensation	—	—	2,854,984	—	2,854,984

Net loss for the period	—	—	—	(3,169,265)	(3,169,265)

Balance, March 31, 2020	275,400,259	$1,472	$38,962,042	$(38,717,408)	$246,106

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2020	285,955,071	$1,531	$43,615,323	$(43,192,633)	$424,221

Issuance of common stock pursuant to private placement offering	3,528,572	19	246,981	—	247,000

Fair value of share-based compensation	—	—	17,278	—	17,278

Net loss for the period	—	—	—	(133,074)	(133,074)

Balance, March 31, 2021	289,483,643	$1,550	$43,879,582	$(43,325,707)	$555,425

See Notes to Financial Statements

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2021 and 2020

	Three Months ended March 31, 2021	Three Months ended March 31, 2020

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(133,074)	$(3,169,265)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	750	750
Fair value of share-based compensation	17,278	2,854,984
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(39,960)	(4,269)

Net cash used in operating activities	(155,006)	(317,800)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(35,072)	(11,660)

Net cash used in investing activities	(35,072)	(11,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	247,000	—

Net cash from financing activities	247,000	—

Net change in cash	56,922	(329,460)

Cash, beginning of period	193,445	377,349

Cash, end of period	$250,367	$47,889

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information – non-cash transactions:
Intangible asset additions included in accounts payable and accrued liabilities	$—	$7,618

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2021.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, filed March 5, 2021, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At March 31, 2021, there were no other assets or liabilities subject to additional disclosure.

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

March 31, 2021

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

As at March 31, 2021, the Company does not hold any intangible assets with indefinite lives.

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

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 81,050,000 stock options (March 31, 2020 – 84,450,000), and 13,855,429 warrants (March 31, 2020 – 8,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

March 31, 2021

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Supplementary information – non-cash transactions:
Rental deposit	$1,050	$1,050

Total	$1,050	$1,050

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2019	$30,000	$191,008	$221,008
Additions	—	70,178	70,178
Balance, December 31, 2020	$30,000	$261,186	$291,186
Additions	—	35,072	35,072
Balance, March 31, 2021	$30,000	$296,258	$326,258

Accumulated amortization
Balance, December 31, 2019	$13,500	$—	$13,500
Amortization	3,000	—	3,000
Balance, December 31, 2020	$16,500	$—	$16,500
Amortization	750	—	750
Balance, March 31, 2021	$17,250	$—	$17,250

Net carrying amounts
December 31, 2020	$13,500	$261,186	$274,686
March 31, 2021	$12,750	$296,258	$309,008

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000. During the three month period ended March 31, 2021, the Company recorded $750 (2020 -$750) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $261,258 in direct costs relating to the Patent Application Rights, $35,072 of which were incurred during the three month period ended March 31, 2021.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

No amortization was recorded on the Patent Application Rights to March 31, 2021.

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

As of March 31, 2021, there are 81,050,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

Note 5.  Stock Options (cont’d)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price
		$	(Years)
Outstanding, December 31, 2020	82,650,000	0.15
Options cancelled	(1,600,000)	0.13
Outstanding, March 31, 2021	81,050,000	0.14	4.06

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2019	91,450,000	0.14
Options cancelled	(27,000,000)	0.09
Options expired	(2,000,000)	0.04
Options granted	22,000,000	0.14
Outstanding, March 31, 2020	84,450,000	0.16	4.56

During the three month period ended March 31, 2021 the Company cancelled 1,600,000 options for shares of common stock exercisable at $0.13 per share, expiring May 6, 2023.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

Note 5.  Stock Options (cont’d)

Total share-based compensation for stock options granted during the period March 31, 2021 was $17,278 (2020 - $2,854,984). The fair values of the stock options granted during the three month period ended March 31, 2021 and 2020 were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	March 31, 2021	March 31, 2020
Risk-free interest rate	2.55%	2.56%
Dividend yield	0.00%	0.00%
Expected stock price volatility	143.56%	138.90%
Expected forfeiture rate	0.00%	0.00%
Expected life	5.09 years	5.07 years

The following non-qualified stock options were outstanding and exercisable at March 31, 2021:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
November 14, 2021	0.07	750,000	750,000
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	15,000,000	15,000,000
July 14, 2024	0.26	18,500,000	18,500,000
November 17, 2024	0.11	15,000,000	15,000,000
March 26, 2026	0.14	22,000,000	22,000,000
May 5, 2026	0.11	650,000	650,000
June 11, 2026	0.12	7,000,000	7,000,000
October 26, 2026	0.10	500,000	250,000
November 27, 2026	0.10	250,000	187,500
		81,050,000	80,737,500

As at March 31, 2021, the aggregate intrinsic value of the Company’s stock options is $5,607,750 (December 31, 2020 – $2,330,750). The weighted average fair value of stock options granted during the three month period ended March 31, 2021 is $Nil (2020 - $0.14).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

Note 6.  Warrants

Warrant transactions for the three months ended March 31, 2021 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2020	10,326,857	0.19
Warrants granted	3,528,572	0.07
Outstanding, March 31, 2021	13,855,429	0.19

The following warrants were outstanding and exercisable as at March 31, 2021:

Number of Warrants	Exercise Price ($)	Expiry Date
6,000,000	0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 1, 2022
83,334	0.12	November 12, 2022
833,333	0.12	December 1 , 2022
166,667	0.12	December 18, 2022
216,666	0.12	December 18, 2022
325,000	0.07	December 23, 2021
142,571	0.07	December 29, 2021
1,359,286	0.07	December 31, 2021
1,100,000	0.07	January 07, 2022
442,857	0.07	January 12, 2022
571,429	0.07	January 13, 2022
100,000	0.07	January 20, 2022
500,000	0.07	January 25, 2022
100,000	0.07	February 04, 2022
357,143	0.07	February 08, 2022
357,143	0.07	February 25, 2022
13,855,429	0.18

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

Note 7.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2020 – 400,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2021 (December 31, 2020 - $nil).

During the three month period ended March 31, 2021, the Company:

a)	Issued 3,528,572 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at $0.07) as part of a private placement for total proceeds of $247,000.

During the three month period ended March 31, 2020, the Company:

a)	No shares of common stock were issued.

Note 8. Related Party Transactions and Balances

During the three month period ended March 31, 2021 and 2020, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $15,000 (March 31, 2020 - $15,000) was paid or accrued to the Company's CFO. During the three months ended March 31, 2021, the Company reimbursed a company controlled by the CFO a total of $3,150 (March 31, 2020 - $3,150) in office rent.

b) On March 26, 2020, the Company cancelled and concurrently replaced 10,000,000 stock options and 1,000,000 stock options previously issued to the Company’s CEO and a Director of the Company in 2017, respectively. The 11,000,000 replacement options granted have a term of 6 years and are exercisable at a price of $0.14 per share, expiring on March 26, 2026. No stock options were issued during the three month period ending March 31, 2021.

c) The Company recognized $nil (2020 - $1,542,550) in share-based compensation during the period associated with stock options granted to key management personnel.

As at March 31, 2021 and December 31, 2020, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

Note 9.  Commitments and Contingency

As at March 31, 2021, the Company has the following commitments:

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

On June 12, 2020, the Company cancelled 4,000,000 stock options previously issued in July 2019 to the consultant and replaced them with 3,500,000 stock options. The 3,500,000 replacement options granted have a term of 6 years and are exercisable at a price of $0.12 per share, expiring on June 11, 2026. There was no incremental cost recorded on the option modification based on the following assumptions used in the Black-Scholes Option Pricing Model: risk-free interest rate of 1.76%; dividend yield of 0.00%; stock price volatility of 144.75%; forfeiture rate of 0%; and an expected life of 6 years.

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

The following discussion provides information regarding the results of operations for the three month period ended March 31, 2021 and 2020, and our financial condition, liquidity and capital resources as of March 31, 2021 and December 31, 2020.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

	For the Three Months Ended
	March 31,
	2021	2020
Revenues	$—	$—
Cost of Sales	—	—
Gross (Loss) Profit	—	—
Operating Expenses
Amortization	$750	$750
General and Administrative	41,045	57,029
Professional Fees	32,668	36,990
Research and Development	41,313	219,512
Share-Based Compensation	17,278	2,854,984
Total Operating Expenses	133,075	3,169,265
Loss from Operations	(133,075)	(3,169,265)

Other Income
Foreign Exchange Loss	—	—
Total Other Loss	—	—
Net Loss	$(133,075)	(3,169,265)

Revenues

We had no revenues for the three month periods ended March 31, 2021 and 2020.

Gross Profit and Expenses

The Company’s net loss was $133,075 for the three month period ended March 31, 2021 compared to $3,169,265 for the three month period ended March 31, 2020.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior three month period ended March 31, 2020 include:

General and administrative fees decreased by $15,984 from $57,029 to $41,045 primarily as a result of a decrease in spending on advertising and investor relations.

Research and development significantly decreased year over year with a change of $178,199 from $219,512 to $41,313 as the impact of covid-19 continues to keep academic labs and contract research facilities limited in their capacities. There is some increase in activity as the Phase I trials at the University of Alberta, Edmonton, Alberta, Canada have been cleared to resume.

Share-based compensation decreased dramatically by $2,837,706 from $2,854,984 to $17,278 primarily as a result of a decrease in the value of management stock options vesting during the period. All granted management stock options are vested and no management stock options were granted in the three month period ending March 31, 2021.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Cash	$250,367	$193,445

Working Capital	$246,417	$149,536

At March 31, 2021, we had $250,367 in cash and $251,417 in total current assets.  As of March 31, 2021, we had a positive working capital equity position of $246,417. Based upon our working capital equity as of March 31, 2021, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $162,771 from $155,029 to $317,800 for the three months ended March 31, 2019 and 2021, respectively.  This decrease was predominantly due to reduced spending on research and marketing due to covid-19 related closures.

Net Cash Used in Investing Activities

Net cash used in investing activities was $35,072 for the three month period ended March 31, 2021 while the Company had net cash used in investing activities of $11,660 for the comparative period.  The difference is attributable to an increase in the purchase and maintenance of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increase by $247,000 from $nil to $247,000 for the three months ended March 31, 2020 and 2021, respectively due to a decrease of funding from private placements.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2021.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of March 31, 2021 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 5, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issued 3,528,572 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at $0.07) as part of a private placement for total proceeds of $247,000.

Between January 7, 2021 and February 25, 2021, the Company sold 3,528,572 Units (each Unit comprised of one common share and one warrant to purchase one common share at $0.07) for gross proceeds of $247,000 to accredited investors in a private placement. The warrants were immediately vested and expire one year from the date of issuance. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on January 19, 2021, and an amended Form D was filed on March 1, 2021.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Articles of Incorporation as filed on December 23, 1999(1)
3.2	Articles of Amendment to Articles of Incorporation as filed on July 8, 2003(11)
3.3	Articles of Amendment to Articles of Incorporation as filed on December 8, 2003(11)
3.4	Certificate of Change to the Articles of Incorporation as filed November 16, 2011(11)
3.5	Certificate of Change to the Articles of Incorporation as filed May 1, 2014(11)
3.6	Bylaws(1)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(2)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(5)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(9)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(3)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(4)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(6)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(6)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(7)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(8)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(8)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(8)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(10)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) Statements of Cash Flows and (v) the Notes to the Financial Statements *
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).*

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.

2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.

3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.

4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.

5.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.

6.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.

7.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.

8.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.

9.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.
10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.

11.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on July 10, 2020 with the SEC.
*	Filed herewith.

**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2021	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

