Form 10-Q
period 2021-06-30
ProtoKinetix, Inc.
filed 2021-07-28
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

$0.0000053 par value common stock

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

As of July 28, 2021, there were 293,239,199 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$84,595	$193,445
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	85,645	194,495

Intangible assets (Note 4)	319,830	274,686

Total assets	$405,475	$469,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$17,960
Accrued liabilities	5,000	27,000

Total current liabilities	5,000	44,960
Stockholders’ Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 292,039,199 and 285,955,071 shares issued and outstanding as at June 30, 2021 and December 31, 2020 respectively (Note 7)	1,563	1,531
Additional paid-in capital	44,128,354	43,615,323
Accumulated deficit	(43,729,442)	(43,192,633)
Total stockholders’ equity	400,475	424,221
Total liabilities and stockholders’ equity	$405,475	$469,181

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

Subsequent Events (Note 10)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$1,500	$1,500
General and administrative	206,587	70,991	247,633	128,020
Professional fees	29,395	40,059	62,083	77,049
Research and development	108,218	76,811	149,531	296,323
Share-based compensation (Notes 5 and 8)	58,785	2,017,316	76,062	4,872,300

Total Expenses	(403,735)	(2,205,927)	(536,809)	(5,375,192)

Net loss for the period	(403,735)	(2,205,927)	(536,809)	(5,375,192)
Net loss per common share (basic and diluted)	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding (basic and diluted)	290,414,046	276,557,768	282,228,660	275,979,014

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from December 31, 2020 to June 30, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2020	285,955,071	$1,531	$43,615,323	$(43,192,633)	$424,221

Issuance of common stock pursuant to private placement offering	3,528,572	19	246,982	—	247,001
Issuance of common stock pursuant to warrant exercise	2,000,000	10	189,990	—	190,000
Issuance of common stock pursuant to cashless option exercise	555,556	3	(3)	—	—
Fair value of share-based compensation	—	—	76,062	—	76,062

Net loss for the period	—	—	—	(536,809)	(536,809)

Balance, June 30, 2021	292,039,199	$1,563	$44,128,354	$(43,729,442)	$400,475

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, March 31, 2021	289,483,643	$1,550	$43,879,582	$(43,325,707)	$555,425

Issuance of common stock pursuant to warrant exercise	2,000,000	10	189,990	—	190,000
Issuance of common stock pursuant to cashless option exercise	555,556	3	(3)	—	—
Fair value of share-based compensation	—	—	58,785	—	58,785

Net loss for the period	—	—	—	(403,735)	(403,735)

Balance, June 30, 2021	292,039,199	$1,563	$44,128,354	$(43,729,442)	$400,475

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from December 31, 2020 to June 30, 2021

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

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2021 and 2020

	Six months ended June 30, 2021	Six months ended June 30, 2020

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(536,809)	$(5,375,192)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	1,500	1,500
Fair value of share-based compensation	76,062	4,872,300
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(39,960)	4,480

Net cash used in operating activities	(499,207)	(496,912)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(46,644)	(35,128)

Net cash used in investing activities	(46,644)	(35,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	437,001	200,000

Net cash from financing activities	437,001	200,000

Net change in cash	(108,850)	(332,040)

Cash, beginning of period	193,445	377,349

Cash, end of period	$84,595	$45,309

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

Note 1.  Basis of Presentation – Going Concern Uncertainties

ProtoKinetix, Incorporated (the “Company”), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

The Company is currently researching the benefits and feasibility of synthesized Antifreeze Glycoproteins (“AFGP”) or anti-aging glycoproteins, trademarked AAGP®.  During the year ended December 31, 2015, the Company acquired certain patents and rights for cash consideration of $30,000 (25,000 Euros), as well as additional patent applications for cash consideration of $10,000 and 6,000,000 share purchase warrants with a fair value of $25,000 (Note 4).

The Company’s financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2021.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. The Company survived the adverse affects of the 2020 Covid-19 outbreak and continues to carry out operations including raising funds for ongoing research and product development.

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

June 30, 2021

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At June 30, 2021, there were no other assets or liabilities subject to additional disclosure.

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

June 30, 2021

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

As at June 30, 2021, the Company does not hold any intangible assets with indefinite lives.

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

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 80,800,000 stock options (June 30, 2020 – 83,100,000), and 11,855,429 warrants (June 30, 2020 – 8,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

June 30, 2021

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Rental deposit	$1,050	$1,050

Total	$1,050	$1,050

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2019	$30,000	$191,008	$221,008
Additions	—	70,178	70,178
Balance, December 31, 2020	$30,000	$261,186	$291,186
Additions	—	46,644	46,644
Balance, June 30, 2021	$30,000	$307,830	$337,830

Accumulated amortization
Balance, December 31, 2019	$13,500	$—	$13,500
Amortization	3,000	—	3,000
Balance, December 31, 2020	$16,500	$—	$16,500
Amortization	1,500	—	1,500
Balance, June 30, 2021	$18,000	$—	$18,000

Net carrying amounts
December 31, 2020	$13,500	$261,186	$274,686
June 30, 2021	$12,000	$307,830	$319,830

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000. During the six month period ended June 30, 2021, the Company recorded $1,500 (2020 -$1,500) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $272,829 in direct costs relating to the Patent Application Rights, $46,644 of which were incurred during the six month period ended June 30, 2021.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

No amortization was recorded on the Patent Application Rights to June 30, 2021.

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

As of June 30, 2021, there are 80,800,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

Note 5.  Stock Options (cont’d)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2020	82,650,000	0.15
Options cancelled	(1,600,000)	0.13
Options exercised	(750,000)	0.07
Options granted	500,000	0.18
Outstanding, June 30, 2021	80,800,000	0.15	3.63

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2019	91,450,000	0.14
Options cancelled	(36,000,000)	0.13
Options expired	(2,000,000)	0.04
Options granted	29,650,000	0.13
Outstanding, June 30, 2020	83,100,000	0.15	4.49

During the six month period ended June 30, 2021 the Company cancelled 1,600,000 options for shares of common stock exercisable at $0.13 per share, expiring May 6, 2023. The Company granted 500,000 options for shares of common stock exercisable at $0.18 per share, expiring April 15, 2027. The CFO of the Company exercised 750,000 options for shares of common stock at $0.07 per share.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

Note 5.  Stock Options (cont’d)

Total share-based compensation for stock options vested during the period June 30, 2021 was $76,062 (2020 - $4,872,300). The fair values of the stock options granted during the six month period ended June 30, 2021 and 2020 were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	June 30, 2021	June 30, 2020
Risk-free interest rate	1.76%	2.55%
Dividend yield	0.00%	0.00%
Expected stock price volatility	137.68%	143.57%
Expected forfeiture rate	0.00%	0.00%
Expected life	6.0 years	5.09 years

The following non-qualified stock options were outstanding and exercisable at June 30, 2021:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	15,000,000	15,000,000
July 14, 2024	0.26	18,500,000	18,500,000
November 17, 2024	0.11	15,000,000	15,000,000
March 25, 2026	0.14	22,000,000	22,000,000
May 5, 2026	0.11	650,000	650,000
June 11, 2026	0.12	7,000,000	7,000,000
October 26, 2026	0.10	500,000	375,000
November 27, 2026	0.10	250,000	250,000
April 15, 2027	0.18	500,000	250,000
		80,800,000	80,425,000

As at June 30, 2021, the aggregate intrinsic value of the Company’s stock options is $2,107,500 (December 31, 2020 – $2,330,750). The weighted average fair value of stock options granted during the six month period ended June 30, 2021 is $0.09 (2020 - $0.14).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

Note 6.  Warrants

Warrant transactions for the six months ended June 30, 2021 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2020	10,326,857	0.19
Warrants granted	3,528,572	0.07
Warrants exercised	(2,000,000)	0.10
Outstanding, June 30, 2021	11,855,429	0.17

The following warrants were outstanding and exercisable as at June 30, 2021:

Number of Warrants	Exercise Price	Expiry Date
6,000,000	$0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 1, 2022
83,334	0.12	November 12, 2022
216,666	0.12	December 18, 2022
325,000	0.07	December 23, 2021
142,571	0.07	December 29, 2021
359,286	0.07	December 31, 2021
1,100,000	0.07	January 07, 2022
442,857	0.07	January 12, 2022
571,429	0.07	January 13, 2022
100,000	0.07	January 20, 2022
500,000	0.07	January 25, 2022
100,000	0.07	February 04, 2022
357,143	0.07	February 08, 2022
357,143	0.07	February 25, 2022
11,855,429

 s

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

Note 7.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2020 – 400,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2021 (December 31, 2020 - $nil).

During the six month period ended June 30, 2021, the Company:

a)	Issued 3,528,572 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock $0.07) as part of a private placement for total proceeds of $247,001.

b)	Issued 2,000,000 shares of common stock from exercised warrants (1,000,000 shares issued at $0.07 and 1,000,000 shares issued at $0.12) for total proceeds of $190,000.

c)	Issued 555,556 shares of common stock to CFO pursuant to a cashless exercise of 750,000 stock options.

During the six month period ended June 30, 2020, the Company:

a)	Issued 2,222,222 shares of common stock to investors at $0.09 for gross proceeds of $200,000.

Note 8. Related Party Transactions and Balances

During the six month period ended June 30, 2021 and 2020, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $30,000 (June 30, 2020 - $30,000) was paid or accrued to the Company's CFO. During the six months ended June 30, 2021, the Company reimbursed a company controlled by the CFO a total of $6,300 (June 30, 2020 - $6,300) in office rent.

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

d) During the six month period ended June 30, 2021 the Company recognized $nil (2020 - $2,504,259) in share-based compensation associated with stock options granted to key management personnel.

As at June 30, 2021 and December 31, 2020, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

Note 9.  Commitments and Contingency

As at June 30, 2021, the Company has the following commitments:

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

c) Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for a term of 1 year for providing research consulting services. Agreement renews annually unless otherwise terminated by either party with at least 30 days’ notice. On May 6, 2020, the Company granted the consultant 500,000 stock options exercisable at a price of $0.11 per share, expiring on May 5, 2026

d) Entered into a consulting agreement effective September 1, 2020, whereby the Company would pay the consultant CAD $3,000 per month for a term of 1 year for providing technical expertise and public relations services, unless otherwise terminated by either party with at least 30 days’ notice.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

Note 10. Subsequent Events

a)	Issued 200,000 shares of common stock (200,000 shares issued at $0.12) as part of a private placement for total proceeds of $24,000.

b)	Issued 1,000,000 shares of common stock from exercised warrants ( 1,000,000 shares at $0.07) for total proceeds of $70,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the six month period ended June 30, 2021 and 2020, and our financial condition, liquidity and capital resources as of June 30, 2021 and December 31, 2020.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Six Months Ended
	June 30,
	2021	2020
Revenues	$—	$—
Cost of Sales	—	—
Gross (Loss) Profit	—	—
Operating Expenses
Amortization	$1,500	$1,500
General and Administrative	247,633	128,020
Professional Fees	62,083	77,049
Research and Development	149,531	296,323
Share-Based Compensation	76,062	4,872,300
Total Operating Expenses	536,809	5,375,192
Loss from Operations	(536,809)	(5,375,192)

Net Loss	$(536,809)	(5,375,192)

Revenues

We had no revenues for the six month periods ended June 30, 2021 and 2020.

Gross Profit and Expenses

The Company’s net loss was $536,809 for the six month period ended June 30, 2021 compared to $5,375,192 for the six month period ended June 30, 2020.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior six month period ended June 30, 2021 include:

General and administrative fees increased by $119,613 from $128,020 to $247,633 primarily as a result of an increase in spending on marketing plan of company assets and investor relations.

Research and development significantly decreased year over year with a change of $146,792 from $296,323 to $149,531 as the impact of 2020 covid-19 slowed contract research facilities limited in their capacities. There is some increase in activity as the Phase I trials at the University of Alberta, Edmonton, Alberta, Canada have been cleared to resume.

Share-based compensation decreased dramatically by $4,796,238 from $4,872,300 to $76,062 primarily as a result of a decrease in the value of management stock options vesting during the period. All granted management stock options are vested and no management stock options were granted in the six month period ending June 30, 2021.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Cash	$84,595	$193,445

Working Capital	$80,645	$149,535

At June 30, 2021, we had $84,595 in cash and $85,645 in total current assets.  As of June 30, 2021, we had a positive working capital equity position of $80,645. Based upon our working capital equity as of June 30, 2021, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $2,295 from $496,912 to $499,207 for the six months ended June 30, 2020 and 2021, respectively.  This change was not material and predominantly due to year over year changes in share-based compensation and accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $46,644 for the six month period ended June 30, 2021 while the Company had net cash used in investing activities of $35,128 for the comparative period.  The difference is attributable to an increase in the purchase and maintenance of intangible assets. Intangible assets consist of an international patent portfolio.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $237,001 from $200,000 to $437,001 for the six months ended June 30, 2020 and 2021, respectively due to an increase of funding from private placements and the exercise of warrants.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2021.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of June 30, 2021 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 5, 2021 and the Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on April 16, 2021

We face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between May 3, 2021 and May 25, 2021, the Company issued 2,000,000 shares of common stock upon the exercise of warrants for gross proceeds of $190,000 to accredited investors in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on January 19, 2021, and an amended Form D was filed on March 1, 2021.

Other than previously reported, there were no other unregistered sales of equity securities during the period of this quarterly report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Between July 1, 2021, and July 26, 2021, the Company issued 1,000,000 shares of common stock upon the exercise of warrants for gross proceeds of $70,000 to accredited investors in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on January 19, 2021, and an amended Form D was filed on March 1, 2021.

Between July 1, 2021, 2021 and July 26, 2021, 2021, the Company issued 200,000 shares of common stock for gross proceeds of $24,000 to accredited investors in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D will be with the SEC shortly after the filing of this Quarterly Report.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Articles of Incorporation as filed on December 23, 1999(1)
3.2	Articles of Amendment to Articles of Incorporation as filed on July 8, 2003(11)
3.3	Articles of Amendment to Articles of Incorporation as filed on December 8, 2003(11)
3.4	Certificate of Change to the Articles of Incorporation as filed November 16, 2011(11)
3.5	Certificate of Change to the Articles of Incorporation as filed May 1, 2014(11)
3.6	Bylaws(1)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(2)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(5)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(9)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(3)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(4)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(6)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(6)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(7)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(8)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(8)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(8)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(10)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
5.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.
6.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
7.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
8.	Incorporated by reference from the Company’s amended Current Report on Form 8-K/A filed on September 12, 2017 with the SEC.
9.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.
10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.
11.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on July 10, 2020 with the SEC.
*	Filed herewith.

**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2021	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

