Form 10-Q
period 2021-09-30
ProtoKinetix, Inc.
filed 2021-11-12
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 294,679,199 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$145,299	$193,445
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	146,349	194,495

Intangible assets (Note 4)	339,417	274,686

Total assets	$485,766	$469,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$17,960
Accrued liabilities	7,000	27,000

Total current liabilities	7,000	44,960
Stockholders’ Equity
Common stock, $0.0000053 par value; 400,000,000 common shares authorized; 294,679,199 and 285,955,071 shares issued and outstanding as at September 30, 2021 and December 31, 2020 respectively (Note 7)	1,577	1,531
Additional paid-in capital	45,604,978	43,615,323
Accumulated deficit	(45,127,789)	(43,192,633)
Total stockholders’ equity	478,766	424,221
Total liabilities and stockholders’ equity	$485,766	$469,181

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Nine Months Ended September 30, 2021, and 2020

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$2,250	$2,250
General and administrative	34,346	46,460	278,308	174,480
Professional fees	27,397	39,063	89,479	116,112
Research and development	100,888	142,221	250,419	438,544
Share-based compensation (Notes 5 and 8)	1,238,638	1,458,990	1,314,700	6,331,290

Total Expenses	(1,402,018)	(1,687,484)	(1,935,156)	(7,062,676)

Net loss for the period	$(1,402,018)	$(1,687,484)	$(1,935,156)	$(7,062,676)
Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding (basic and diluted)	293,201,373	279,648,342	290,803,782	277,211,051

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from December 31, 2020 to September 30, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2020	285,955,071	$1,531	$43,615,323	$(43,192,633)	$424,221

Issuance of common stock pursuant to private placement offering	5,168,572	28	414,973	—	415,001
Issuance of common stock pursuant to warrant exercise	3,000,000	15	259,985	—	260,000
Issuance of common stock pursuant to cashless option exercise	555,556	3	(3)	—	—
Fair value of share-based compensation	—	—	1,314,700	—	1,314,700

Net loss for the period	—	—	—	(1,935,156)	(1,935,156)

Balance, September 30, 2021	294,679,199	$1,577	$45,604,978	$(45,127,789)	$478,766

Balance, June 30, 2021	292,039,199	$1,563	$44,128,354	$(43,729,442)	$400,475

Issuance of common stock pursuant to private placement offering	1,640,000	9	167,991		168,000
Issuance of common stock pursuant to warrant exercise	1,000,000	5	69,995	—	70,000
Fair value of share-based compensation	—	—	1,238,638	—	1,238,638

Net loss for the period	—	—	—	(1,402,018)	(1,402,018)

Balance, September 30, 2021	294,679,199	$1,577	$45,604,978	$(45,127,789)	$478,766

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from December 31, 2020 to September 30, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2019	275,400,259	$1,472	$36,107,058	(35,548,143)	$560,387

Issuance of common stock pursuant to private placement offering	6,195,812	34	426,416	—	426,450

Fair value of share-based compensation	—	—	6,331,290	—	6,331,290

Net loss for the period	—	—	—	(7,026,676)	(7,026,676)

Balance, September 30, 2020	281,596,071	$1,506	$42,900,764	$(42,610,819)	$291,451

Balance, June 30, 2020	277,622,481	$1,484	$41,179,346	$(40,923,335)	$257,495

Issuance of common stock pursuant to private placement offering	3,973,590	22	262,428	—	262,450

Fair value of share-based compensation	—	—	1,458,990	—	1,458,990

Net loss for the period	—	—	—	(1,687,484)	(1,687,484)

Balance, September 30, 2020	281,596,071	$1,506	$42,900,764	$(42,610,819)	$291,451

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, 2021 and 2020

	Nine months ended September 30, 2021	Nine months ended September 30, 2020

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(1,935,156)	$(7,062,676)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	2,250	2,250
Fair value of share-based compensation	1,314,700	6,331,290
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(37,960)	(20,520)

Net cash used in operating activities	(656,166)	(749,656)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(66,981)	(45,380)

Net cash used in investing activities	(66,981)	(45,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	675,001	462,450

Net cash from financing activities	675,001	462,450

Net change in cash	(48,146)	(332,586)

Cash, beginning of period	193,445	377,349

Cash, end of period	$145,299	$44,763

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2021.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.  Management is presently engaged in seeking additional working capital through equity financing or related party loans.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, has adversely affected workforces, economies, and financial markets globally. The Company survived the adverse affects of the 2020 Covid-19 outbreak and as at September 30, 2021 continues to carry out operations including raising funds for ongoing research and product development.

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

September 30, 2021

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At September 30, 2021, there were no other assets or liabilities subject to additional disclosure.

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

September 30, 2021

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

As at September 30, 2021, the Company does not hold any intangible assets with indefinite lives.

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

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 84,690,000 stock options (September 30, 2020 – 83,100,000), and 11,855,429 warrants (September 30, 2020 – 8,500,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

September 30, 2021

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Rental deposit	$1,050	$1,050

Total	$1,050	$1,050

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2019	$30,000	$191,008	$221,008
Additions	—	70,178	70,178
Balance, December 31, 2020	$30,000	$261,186	$291,186
Additions	—	66,981	66,981
Balance, September 30, 2021	$30,000	$328,167	$358,167

Accumulated amortization
Balance, December 31, 2019	$13,500	$—	$13,500
Amortization	3,000	—	3,000
Balance, December 31, 2020	$16,500	$—	$16,500
Amortization	2,250	—	2,250
Balance, September 30, 2021	$18,750	$—	$18,750

Net carrying amounts
December 31, 2020	$13,500	$261,186	$274,686
September 30, 2021	$11,250	$328,167	$339,417

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000. During the six month period ended September 30, 2021, the Company recorded $2,250 (2020 -$2,250) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $293,167 in direct costs relating to the Patent Application Rights, $66,981 of which were incurred during the nine month period ended September 30, 2021.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

No amortization was recorded on the Patent Application Rights to September 30, 2021.

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

As of September 30, 2021, there are 84,690,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

Note 5.  Stock Options (cont’d)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2020	82,650,000	0.15
Options cancelled	(76,100,000)	0.11
Options exercised	(750,000)	0.07
Options granted	78,890,000	0.11
Outstanding, September 30, 2021	84,690,000	0.15	4.23

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2019	91,450,000	0.14
Options cancelled	(36,000,000)	0.13
Options expired	(2,000,000)	0.04
Options granted	29,650,000	0.13
Outstanding, September 30, 2020	83,100,000	0.15	4.23

On August 4, 2021, the Company cancelled 74,500,000 of previously granted stock options and granted 74,500,000 replacement stock options with an exercise price of $0.11 and term of 6 years. The replacement stock options were accounted for as a modification of the terms of the cancelled award, with the incremental cost being measured as the excess of the fair value of the replacement options over the fair value of the cancelled options at the cancellation date. The incremental fair value of the modification was determined using the Black-Scholes option pricing model. The replacement options were vested at grant date and the incremental fair value of $1,129,150 recognized in the current period. The following assumptions were used to calculate the fair value of the modified stock options:

Market Price	$0.11
Risk-free interest	1.76%
Dividend yield	0.00%
Stock price volatility	140.70%
Expected forfeiture rate	0.00%
Expected life	6.00

During the nine month period ended September 30, 2021 the Company granted:

500,000 options for shares of common stock exercisable at $0.18 per share, expiring April 15, 2027.

78,390,000 options for shares of common stock exercisable at $0.11 per share, expiring Aug 3, 2028

The CFO of the Company exercised 750,000 options for shares of common stock at $0.07 per share.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

Note 5.  Stock Options (cont’d)

Total share-based compensation for stock options vested during the period September 30, 2021 was $1,314,700 including modification (2020 - $6,331,290). The fair values of the stock options granted during the nine month period ended September 30, 2021 and 2020 were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	September 30, 2021	September 30, 2020
Risk-free interest rate	1.76%	2.55%
Dividend yield	0.00%	0.00%
Expected stock price volatility	140.70%	143.57%
Expected forfeiture rate	0.00%	0.00%
Expected life	6.0 years	5.09 years

The following non-qualified stock options were outstanding and exercisable at September 30, 2021:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	4,000,000	4,000,000
May 5, 2026	0.11	150,000	150,000
October 26, 2026	0.10	500,000	500,000
November 27, 2026	0.10	250,000	250,000
August 3, 2028	0.11	78,390,000	75,347,500
		84,690,000	81,647,500

As at September 30, 2021, the aggregate intrinsic value of the Company’s stock options is $2,336,700, (December 31, 2020 – $2,330,750). The weighted average fair value of stock options granted during the nine month period ended September 30, 2021 is $0.09 (2020 - $0.15).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

Note 6.  Warrants

Warrant transactions for the nine months ended September 30, 2021, are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2020	10,326,857	0.19
Warrants granted	4,968,572	0.08
Warrants exercised	(2,000,000)	0.09
Outstanding, September 30, 2021	12,295,429	0.17

The following warrants were outstanding and exercisable as at September 30, 2021:

Number of Warrants	Exercise Price	Expiry Date
6,000,000	$0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 1, 2022
49,999	0.12	November 12, 2022
216,666	0.12	December 18, 2022
325,000	0.07	December 23, 2021
142,571	0.07	December 29, 2021
359,286	0.07	December 31, 2021
100,000	0.07	January 07, 2022
442,857	0.07	January 12, 2022
571,429	0.07	January 13, 2022
100,000	0.07	January 20, 2022
500,000	0.07	January 25, 2022
100,000	0.07	February 04, 2022
357,143	0.07	February 08, 2022
357,143	0.07	February 25, 2022
1,440,000	0.10	January 31, 2022
12,295,429

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

Note 7.  Stockholders’ Equity

The Company is authorized to issue 400,000,000 (December 31, 2020 – 400,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2021 (December 31, 2020 - $nil).

During the nine month period ended September 30, 2021, the Company:

a)	Issued 3,528,572 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.07) as part of a private placement for total proceeds of $247,001.
b)	Issued 200,000 shares of common stock at $0.12 as part of a private placement for total proceeds of $24,000.
c)	Issued 1,440,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.10) as part of a private placement for total proceeds of $144,000.
d)	Issued 3,000,000 shares of common stock from exercised warrants (2,000,000 shares issued at $0.07 and 1,000,000 shares issued at $0.12) for total proceeds of $260,000.
e)	Issued 555,556 shares of common stock to the CFO pursuant to a cashless exercise of 750,000 stock options.

During the nine month period ended September 30, 2020, the Company:

a)	Issued 2,222,222 shares of common stock to investors at $0.09 for gross proceeds of $200,000.
b)	Issued 320,513 shares of common stock to investors at $0.078 for gross proceeds of $25,000.
c)	Issued 3,653,077 shares of common stock to investors at $0.065 for gross proceeds of $237,450.

Note 8. Related Party Transactions and Balances

During the nine month periods ended September 30, 2021 and 2020, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $45,000 (2020 - $45,000) was paid or accrued to the Company's CFO. During the nine months ended September 30, 2021, the Company reimbursed a company controlled by the CFO a total of $9,450 (2020 - $9,450) in office rent.

b) On March 26, 2020, the Company cancelled and concurrently replaced 10,000,000 stock options and 1,000,000 stock options previously issued to the Company’s CEO and a Director of the Company in 2017, respectively. The 11,000,000 replacement options granted have a term of 6 years and are exercisable at a price of $0.14 per share, expiring on March 26, 2026. The modification incremental fair value of $235,703 recognized during the period. No stock options were issued during the three month period ending March 31, 2021.

c) June 12, 2020, the Company cancelled 4,000,000 stock options previously issued in July 2019 to the Company’s CFO and replaced them with 3,500,000 stock options. The 3,500,000 replacement options granted have a term of 6 years and are exercisable at a price of $0.12 per share, expiring on June 11, 2026. The modification incremental fair value of $5,704 was recognized in the period.

d) On August 4, 2021, the Company cancelled and concurrently replaced 25,000,000 stock options previously issued to the Company’s CEO and a Director of the Company from 2018 to 2020. The modification incremental fair value of $311,500 was recognized in the current period. The 25,000,000 replacement options and 2,600,000 new options granted have a term of 6 years, exercisable at a price of $0.11 per share, expiring on August 3, 2028.

e) On August 4, 2021, the Company cancelled and concurrently replaced 7,500,000 stock options previously issued to the Company’s CFO and a Director of the Company from 2019 to 2020. The modification incremental fair value of $70,700 was recognized in the current period. The 7,500,000 replacement options and 260,000 new options granted have a term of 6 years, exercisable at a price of $0.11 per share, expiring on August 3, 2028.

f) On August 4, 2021, the Company cancelled and concurrently replaced 7,000,000 stock options previously issued to a director of the Company from 2018 to 2020. The modification incremental fair value of $131,300 was recognized in the current period The 7,000,000 replacement options granted have a term of 6 years, exercisable at a price of $0.11 per share, expiring on August 3, 2028.

g) The Company recognized $649,822 including modification (2020 - $3,233,377) in share-based compensation during the period associated with stock options granted to key management personnel. The incremental fair value of modifications to stock options for key management was $577,500.

As at September 30, 2021 and December 31, 2020, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

Note 9.  Commitments and Contingency

As at September 30, 2021, the Company has the following commitments:

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

c) Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for a term of 1 year for providing research consulting services. The agreement renews annually unless otherwise terminated by either party with at least 30 days’ notice.

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

The following discussion provides information regarding the results of operations for the nine month period ended September 30, 2021 and 2020, and our financial condition, liquidity and capital resources as of September 30, 2021 and December 31, 2020.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Nine Months Ended
	September 30,
	2021	2020
Revenues	$—	$—
Cost of Sales	—	—
Gross (Loss) Profit	—	—
Operating Expenses
Amortization	$2,250	$2,250
General and Administrative	278,308	174,480
Professional Fees	89,479	116,112
Research and Development	250,419	438,544
Share-Based Compensation	1,314,700	6,331,290
Total Operating Expenses	1,935,156	7,062,676
Loss from Operations	(1,935,156)	(7,062,676)

Net Loss	$(1,935,156)	(7,062,676)

Revenues

We had no revenues for the nine month periods ended September 30, 2021 and 2020.

Gross Profit and Expenses

The Company’s net loss was $1,935,156 for the nine month period ended September 30, 2021 compared to $7,062,676 for the nine month period ended September 30, 2020.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior nine month period include:

General and administrative fees increased by $103,828 from $174,480 to $278,308 primarily as a result of an increase in spending on a targeted marketing plan and evaluation of potential product lines.

Research and development significantly decreased year over year with a change of $188,125 from $438,544 to $250,419. Contract research facilities, slowly recovering from 2020 Covid restrictions, increased capacity for research and the Phase I trials at the University of Alberta, Edmonton, Alberta, Canada have been resumed. However, the Company reduced R&D spending for the period and focused on targeted marketing and product studies.

Share-based compensation decreased dramatically by $5,016,590 from $6,331,290 to $1,314,700 primarily as a result of a decrease in stock options granted to management during the period. On August 4, 2021, there were 3,890,000 stock options granted to management, directors and some consultants.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Cash	$145,299	$193,445

Working Capital	$138,299	$149,535

At September 30, 2021, we had $145,299 in cash and $146,349 in total current assets.  As of September 30, 2021, we had a positive working capital equity position of $138,299. Based upon our working capital equity we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $93,490 from $749,656 to $656,166 for the nine months ended September 30, 2020 and 2021, respectively.  This change was predominantly due to lower research spending, although partly offset by increased marketing costs.

Net Cash Used in Investing Activities

Net cash used in investing activities was $66,981 for the nine month period ended September 30, 2021 while the Company had net cash used in investing activities of $45,380 for the comparative period.  The difference is attributable to an increase in the purchase and maintenance of intangible assets. Intangible assets consist of an expanding international patent portfolio.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $212,551 from $462,450 to $675,001 for the nine months ended September 30, 2020 and 2021, respectively due to an increase of funding from private placements and the exercise of warrants.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2021.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of September 30, 2021 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2021, the Company issued 200,000 shares to an accredited investor in a private placement for gross proceeds of $24,000. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  The Company filed a Form D with the SEC on August 2, 2021.

Between August 23, 2021 and September 30, 2021, the Company issued 1,440,000 units to accredited investors in a private placement for gross proceeds of $144,000. Each unit consists of one common share and one warrant immediately exercisable to purchase one common share at an exercise price of $0.10 expiring January 31, 2022. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  On September 21, 2021 a Form D was filed and an amended Form D was filed on October 8, 2021.

Also on July 1, 2021, the Company issued 1,000,000 shares of common stock upon the exercise of warrants for gross proceeds of $70,000 to an accredited investor in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on January 19, 2021, and an amended Form D was filed on March 1, 2021.

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

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Articles of Incorporation as filed on December 23, 1999(1)
3.2	Articles of Amendment to Articles of Incorporation as filed on July 8, 2003(11)
3.3	Articles of Amendment to Articles of Incorporation as filed on December 8, 2003(11)
3.4	Certificate of Change to the Articles of Incorporation as filed November 16, 2011(11)
3.5	Certificate of Change to the Articles of Incorporation as filed May 1, 2014(11)
3.6	Bylaws(1)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(2)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(5)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(9)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(3)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(4)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(6)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(6)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(7)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(8)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(8)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(8)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(10)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document***
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on June 22, 2001 with the SEC.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.
3.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
5.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.
6.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
7.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
8.	Incorporated by reference from the Company’s amended Current Report on Form 8-K/A filed on September 12, 2017 with the SEC.
9.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.
10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.
11.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on July 10, 2020 with the SEC.
*	Filed herewith.
**	Furnished, not filed herewith.
***	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2021	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

