Form 10-K
period 2021-12-31
ProtoKinetix, Inc.
filed 2022-03-10
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

$.0000053 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:   Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes ☐     No  ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $35,370,281 based upon the closing price of our common stock which was $0.15 as of June 30, 2021, the last business day of the Company’s most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2021, there were 299,530,151 shares of our common stock that were issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as well as some statements in press releases and some oral statements of the Company’s officers during presentations about the Company include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

As of the date of this filing, the Company has regained a significant portion of its operational capacity and we continue to move forward with our research goals. Our supply of the patented AAGP® molecule has been manufactured and stored in the United States and we have adequate inventory to carry out the projects currently underway. The Company engages contract research organizations (CROs) located in both the United States and Canada. The CROs contracted by the Company for research projects have been able to meet milestone goals without disruption due to the pandemic. In January of 2020, Protokinetix signed a master supply agreement with University of Alberta that clears the way for testing of additional patients in the Phase I clinical trials. The global pandemic halted all work on clinical trials and research testing for most of 2020. Phase I trials were able restart mid-year 2021 but new strains of covid continue to plague the US and Canada. We cannot accurately predict a completion date of Phase I trials.

We continue to monitor the status of the pandemic and will adjust our strategy accordingly in order to mitigate the impact on our research projects. The Company survived the adverse effects of the 2020 Covid-19 outbreak and as at December 31, 2021 continues to carry out operations including raising funds for ongoing research and product development.

On February 11, 2022, the Company held its first annual stockholder meeting. The meeting was held solely by means of remote communication due to COVID-19 concerns. At the meeting, the Company: (i) elected Clarence Smith and Ed McDonough as directors of the Company; (ii) approved the amendment and restatement of the Company’s Articles of Incorporation to, among other things, increase the number of authorized shares of common stock to 500,000,000; (iii) voted, in an advisory vote, to approve the compensation of the Company’s named executive officers; (iv) voted, in an advisory vote, to conduct an advisory vote on compensation of the Company’s named executive officers every three years; and (v) approved the appointment of Davidson & Company LLP, Chartered Professional Accountants, as the Company’s independent accounting firm for the 2022 fiscal year.

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2020, the Company incurred total research and development expenses of $527,921.  For the year ended December 31, 2021, the Company incurred total research and development expenses of $435,872.  In order to reach the Company’s goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

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

As of the date of this filing, the Company has regained a significant portion of its operational capacity and we continue to move forward with our research goals. Our supply of the patented AAGP® molecule has been manufactured and stored in the United States and we have adequate inventory to carry out the projects currently underway. The Company engages contract research organizations (CROs) located in both the United States and Canada. The CROs contracted by the Company for research projects have been able to meet milestone goals without disruption due to the pandemic. Clinical trials in Edmonton, Canada, under the supervision of Dr. Shapiro, were stalled in 2020 due to covid-19. Phase I trials were continued starting mid-year 2021 but new strains of covid continue to plague Canada and the US and we cannot predict the completion of Phase I trials. New strains of the COVID virus continue to disrupt business throughout the US and Canada. We continue to monitor the status of the pandemic and will adjust our strategy accordingly in order to mitigate the impact on our research projects.

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

General Corporate Risk Factors

Insiders continue to have substantial control over the Company.  As of March 9, 2022, the Company’s directors and executive officers hold the current right to vote approximately 28.4% of the Company’s outstanding voting stock; of which 22.1% is owned or controlled, directly or indirectly by the Company CEO, Clarence Smith. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Smith acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the Company’s common stock by:

•	Delaying, deferring or preventing a change in control of the Company;

•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company .

The Company may not be able to continue as a going concern.   Our independent public accountants noted that our recurring losses from operations ($2,329,310 and $7,644,490 for the years ended December 31, 2021 and 2020, respectively) and negative net operating cash flow ($889,891 and $881,308 for the years ended December 31, 2021 and 2020, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available.

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

Our existing stockholders could experience further dilution if we elect to raise equity capital to meet our liquidity needs or finance a strategic transaction.   As part of our growth strategy we may desire to raise capital and or utilize our common stock to effect strategic business transactions.  Either such action will likely require that we issue equity (or debt) securities which would result in dilution to our existing stockholders.  Although we will attempt to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be able to do so.  If we are successful in raising additional working capital, we may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock.

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

2021	Low	High
First Quarter	$0.081	$0.225
Second Quarter	0.115	0.270
Third Quarter	0.092	0.160
Fourth Quarter	0.055	0.140

2020	Low	High
First Quarter	$0.100	$0.213
Second Quarter	0.058	0.319
Third Quarter	0.080	0.289
Fourth Quarter	0.081	0.143

Holders

As of March 9, 2022, there were approximately 113 stockholders of record of the Company’s common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

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

As of both December 31, 2021, and March 9, 2022, no options and 2,000,000 shares of fully vested common stock remained as granted under the 2015 Plan.

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

 As of both December 31, 2021 and March 9, 2022, 84,690,000 options remain as granted under the Amended 2017 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including but not limited to the the Amended 2017 Plan and individual compensation arrangements as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	96,771,143	$0.15	10,000
Total	96,771,143	$0.15	10,000

During the year ended December 31, 2021, warrants to purchase 12,081,143 shares of common stock of the Company were outstanding (see Note 8 of the notes to the financial statements).  As of the year ended December 31, 2021, there were warrants and options outstanding representing a total of 12,081,143 and 84,690,000 shares of common stock respectively to be issued upon exercise, of which: (i) options to purchase no shares of common stock were outstanding under the 2015 Plan; (ii) options to purchase 84,690,000 shares of common stock were outstanding under the Amended 2017 Plan; and (iii) warrants outstanding to purchase 12,081,143 shares of common stock not pursuant to any plan.

Recent Sales of Unregistered Securities and Use of Proceeds

Between January 1, 2021 and March 1, 2021, the Company sold 3,528,572 Units (each Unit comprised of one common share and one warrant to purchase one common share at $0.07) for gross proceeds of $247,000 to accredited investors (one of which was Clarence E. Smith, CEO of the Company, who invested $10,000) in a private placement. The warrants were immediately vested and expire one year from the date of issuance. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  A Form D was filed on January 19, 2021 and an amended Form D was filed on March 1, 2021.

On April 13, 2021, one of the officers of the Company acquired 555,556 shares of common stock of the Company through a cashless exercise of stock options. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.

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

On November 29, 2021, the Company issued 250,000 shares to an accredited investor in a private placement for gross proceeds of $20,000. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  On December 10, 2021 a Form D was filed. On December 28, 2021 a Form D was filed and an amended Form D was filed on January 12, 2022.

On December 3, 2021, the Company issued 214,286 shares of common stock upon the exercise of warrants for gross proceeds of $15,000 to an accredited investor in a private placement. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.

Between December 22, 2021 and December 23, 2021, the Company issued 2,250,000 shares of common stock to accredited investors in a private placement for gross proceeds of $135,000, of which Mr. Smith invested $50,000. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  On December 10, 2021 a Form D was filed. On December 28, 2021 a Form D was filed and an amended Form D was filed on January 12, 2022.

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2021 and 2020, and our financial condition, liquidity and capital resources as of December 31, 2020 and 2019. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Results of Operations

	For the Years Ended
	2021	2020

Operating Expenses
Amortization	$3,000	$3,000
General and Administrative	316,995	208,967
Professional Fees	160,388	164,489
Research and Development	435,872	527,291
Share-Based Compensation	1,413,055	6,740,743
Total operating expenses	2,329,310	7,644,490
Loss from Operations	(2,329,310)	(7,644,490)

Other Income
Gain on Settlement of Short-Term Loans	—	—
Total other income	—	—
Net Loss	$(2,329,310)	$(7,644,490)

Revenues

We had no revenues for the years ended December 31, 2021 and 2020.

Gross profit and expenses

The Company’s net loss was $2,329,310 for the year ending December 31, 2021 compared to $7,644,490 for the year ending December 31, 2020.  These expenses were primarily incurred for professional fees, share-based compensation related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees decreased by $4,101, year over year going to $160,388 from $164,489 as legal and auditing fees each contributed to a small decrease, while accounting activity remained unchanged over prior year totals.

•	Share-based compensation decreased sharply by $5,327,688 from $6,740,743 to $1,413,055 primarily as a result of the decrease of stock price at grant date of certain options and a decrease in the number of options granted. In 2020 the Company adopted a change in accounting based on new FASB guidance for valuation of share-based payments to non-employees.

•	Research and development decreased by $91,419 from $527,291 to $435,872 primarily as a result of management’s targeted investment in further testing and development of the AAGP® molecule and longer timeline for research results. In 2020 new studies included pilot tolerability test for topical ocular application and dose and time-dependent effect studies for dry-eye disease. This focus continues through 2021 and the foreseeable part of the current year.

•	General and administrative expenses increased by $108,028 from $208,967 to $316,995 due to the significant increase in spending on marketing, press releases and social media exposure. This accounted for eighty percent of the change.

Our expenses in 2021 were $2,329,310 which included $160,388 in professional fees. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  This resulted in $1,413,055 in share-based compensation recognized based on the fair value of equity instruments granted as compensation.  These professional consulting services are related to marketing, accounting, merger opportunities as well as research development services.  The Company also incurred total research and development expenses of $435,872 and general and administrative costs of $316,995 during the year ended December 31, 2021.

Liquidity and Capital Resources

	As at
	December 31,
	2021	2020

Cash	$57,568	$193,445

Working Capital	$(9,705)	$149,536

At December 31, 2021, we had $57,568 in cash and $83,563 in total current assets.  As of December 31, 2021, we had a working capital equity deficit position of $9,705.  Although as of the date of this Annual Report we believe we have sufficient capital to meet cash flow projections and carry forward our business objectives in the short-term, the Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2021 and 2020

Net Cash Used in Operating Activities

During the year ended December 31, 2021, net cash used in operating activities increased $8,583 from $881,308 to $889,892 for the years ended December 31, 2020 and 2021, respectively. This increase was predominantly due to the increased spending on web marketing, news releases, and social media. This increase overcame the reduction in research and development spending.

Net Cash Used in Investing Activities

During the year ended December 31, 2020, net cash used in investing activities increased by $20,807 primarily from the increase in patent application spending due to expansion of patent family. Net cash from investing activities for the year ended December 31, 2020 was $70,178.  Net cash used for investing activities for the year ended December 31, 2021 was $90,985.

Net Cash Provided by Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities increased by $77,419 from $767,581 to $845,000 for the years ended December 31, 2020 and 2021 respectively. This increase was predominantly due to an increase in private placements completed.

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

As at December 31, 2021, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at December 31, 2021.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2021.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2021 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2021, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2021.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2021, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2021, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

ITEM 9B.   OTHER INFORMATION

Between January 3, 2022 and February 8, 2022, the Company issued 2,136,666 shares of common stock to accredited investors in a private placement for gross proceeds of $128,200. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  On December 10, 2021 a Form D was filed. On December 28, 2021 a Form D was filed and an amended Form D was filed on January 12, 2022.

On February 11, 2022, the Company held its first annual stockholder meeting. The meeting was held solely by means of remote communication due to COVID-19 concerns. At the meeting, the Company: (i) elected Clarence Smith and Ed McDonough as directors of the Company; (ii) approved the amendment and restatement of the Company’s Articles of Incorporation to, among other things, increase the number of authorized shares of common stock to 500,000,000; (iii) voted, in an advisory vote, to approve the compensation of the Company’s named executive officers; (iv) voted, in an advisory vote, to conduct an advisory vote on compensation of the Company’s named executive officers every three years; and (v) approved the appointment of Davidson & Company LLP, Chartered Professional Accountants, as the Company’s independent accounting firm for the 2022 fiscal year.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of March 5, 2021, the Company’s current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Clarence E. Smith	58	Chairman, Chief Executive Officer, President	February 2015
		Director	June 2014

Michael R Guzzetta	64	Chief Financial Officer	November 2017

Edward P. McDonough	69	Director	July 2015

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

Term of Office

Each director shall hold office until the next annual meeting of stockholders or until his successor shall have been elected and qualified, or until there is a decrease in the number of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2020 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them except that: Mr. Guzzetta filed two Forms 4 late representing eight transactions not reported on a timely basis, and Mr. Smith filed two Forms 4 late representing three transactions not reported on a timely basis.

ITEM 11.      EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2021 and 2020:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clarence E. Smith
President & CEO	2021	—	—	—	131,494	—	—	—	131,494
	2020	—	—	—	1,920,866	—	—	—	1,920,866
Michael R. Guzzetta
Chief Financial Officer	2021	60,000	—	—	13,149	—	—	—	73,149
	2020	60,000	—	—	871,461	—	—	—	931,461

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

On August 4, 2021, in connection with Mr. Smith’s continued service to the Company, the Company cancelled, and concurrently replaced 25,000,000 stock options previously issued to Mr. Smith pursuant to the Company’s Amended 2017 Plan between 2018 to 2020 at various exercise prices between $0.09 and $0.26 per share. The replacement options have a term of 6 years, exercisable at a price of $0.11 per share, expiring on August 3, 2028. In addition, the Company granted Mr. Smith an option to purchase 2,600,000 shares of common stock under the Amended 2017 Plan with the same terms as the replacement options. Prior to a change in control of the Company, the vesting schedule of the options shall immediately accelerate so that the options are fully vested and available for exercise by Mr. Smith.

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants issued to Mr. Smith during 2021.

Michael R. Guzzetta – Mr. Guzzetta is Chief Financial Officer of the Company.  He entered into a consulting agreement with the Company dated November 14, 2017. The consulting agreement term is from November 14, 2017 to December 1, 2018, with automatic renewal in one-year increments with both parties having a right to terminate by giving either party notice 30 days prior to the end of the term. It also provides for a monthly consulting fee of $5,000. In 2021, the Company paid Mr. Guzzetta $60,000 in consulting fees, and reimbursed The Guzzetta Company LLC $12,600 in office rent. In 2020, he received $60,000 in consulting fees and The Guzzetta Company LLC was reimbursed $12,600 for office rent of $1,050 monthly.

On August 4, 2021, in connection with Mr. Guzzetta’s continued service to the Company, the Company cancelled, and concurrently replaced 7,500,000 stock options previously issued to Mr. Guzzetta pursuant to the Company’s Amended 2017 Plan between 2019 to 2020 at various exercise prices between $0.11 and $0.12 per share. The replacement options have a term of 6 years, exercisable at a price of $0.11 per share, expiring on August 3, 2028. In addition, the Company granted Mr. Guzzetta an option to purchase 260,000 shares of common stock under the Amended 2017 Plan with the same terms as the replacement options. Prior to a change in control of the Company, the vesting schedule of the options shall immediately accelerate so that the options are fully vested and available for exercise by Mr. Guzzetta.

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants issued to Mr. Guzzetta during 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as to option awards held by each of the named executive officers of ProtoKinetix as of December 31, 2020.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Clarence E. Smith	25,000,000	(1)	—	0.11	08/03/2028
	1,300,000	(2)	1,300,000	0.11	08/03/2028

Michael R. Guzzetta	4,000,000	(3)	—	0.09	11/08/2023
	7,500,000	(4)	—	0.11	08/03/2028
	130,000	(5)	130,000	0.11	08/03/2028

(1)	Represents options cancelled, and subsequently regranted pursuant to the Amended 2017 Plan on August 4, 2021 at $0.11 per share, fully vested.
(2)	Represents options granted pursuant to the Amended 2017 Plan on August 4, 2021 at $0.11 per share with 650,000 vesting on September 30, 2021 and 650,000 vesting every three months thereafter.
(3)	Represents options granted pursuant to the Amended 2017 Plan on September 1, 2017 at $0.09 per share, fully vested.
(4)	Represents options cancelled, and subsequently regranted pursuant to the Amended 2017 Plan on August 4, 2021 at $0.11 per share, fully vested.
(5)	Represents options granted pursuant to the Amended 2017 Plan on August 4, 2021 at $0.11 per share with 65,000 vesting on September 30, 2021 and 65,000 vesting every three months thereafter.

Director Compensation

The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2021:

	Director Compensation
	Fees Earned or Paid in Cash	Bonus	Stock Awards (1)	Option Awards (2)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Edward P. McDonough	—	—	—	682,091	—	—	—	682,091

(1)	The aggregate grant date fair value of these stock awards was computed in accordance with ASC 718.

(2)

Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes Option Pricing Model. Assumptions used in the calculation of these amounts are included in the Company’s audited financial statements.

(3)	As of December 31, 2021, Mr. McDonough held options to acquire 7,000,000 shares of the Company’s common stock, all of which were vested and exercisable and expire on August 3, 2028.

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

On August 4, 2021, in connection with Mr. McDonough’s continued service to the Company, the Company cancelled, and concurrently replaced 7,000,000 stock options previously issued to Mr. McDonough pursuant to the Company’s Amended 2017 Plan between 2018 to 2020 at various exercise prices between $0.09 and $0.26 per share. The replacement options have a term of 6 years, exercisable at a price of $0.11 per share, expiring on August 3, 2028. Prior to a change in control of the Company, the vesting schedule of the options shall immediately accelerate so that the options are fully vested and available for exercise by Mr. McDonough.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 9, 2022, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Beneficial Ownership Percentage as of March 9, 2021 (1)
More than 5% Stockholders
Grant Young (2)	51,231,850	15.1%
Alexandra Smith (3)	27,700,776	9.3%

Directors and Named Executive Officers
Clarence E. Smith(4)	72,246,269	22.1%
Michael R. Guzzetta(5)	12,401,369	4.0%
Edward P. McDonough(6)	7,000,000	2.3%
All directors and executive officers as a group:	91,647,638	28.4%

(1)	Based on 299,530,151 shares of common stock outstanding on March 9, 2022, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days of March 9, 2022.

(2)	Consists of 10,021,250 shares of common stock owned by Mr. Young directly; 1,125,600 shares held by Mr. Young’s wife; the right to acquire 6,000,000 shares of common stock upon warrant exercise; the right to acquire 33,500,000 shares of common stock upon option exercise; and the right to acquire 585,000 shares of common stock upon option exercise. The principal address of Mr. Young is 6438 Rosebery Ave, West Vancouver, BC, V7W 2C6, Canada.

(3)	Consists of 27,700,776 shares of common stock owned by Alexandra Smith directly. The principal address of Ms. Smith is 1409 Peachtree Road, Daytona Beach, FL 32114. Mr. Smith disclaims any beneficial interest in Ms. Smith’s shares.

(4)	Consists of 29,994,443 shares of common stock owned by Mr. Smith directly, 13,235,160 held by Mr. Smith’s trusts, 1,850,000 held by Mr. Smith’s retirement account, the right to acquire 26,950,000 shares of common stock upon option exercise, and the right to acquire 359,503 shares upon warrant exercise. The principal address of Mr. Smith is 1409 Peachtree Rd., Daytona Beach, FL 32114.

(5)	Consists of 706,369 shares of common stock owned by Mr. Guzzetta directly, and 11,695,000 shares of common stock issuable upon the exercise of stock options. The principal address of Mr. Guzzetta is 1109 Poplar Ave SW, Canton, OH 44710.

(6)	Consists of 7,000,000 shares of common stock issuable upon the exercise of stock options. The principal business address of Mr. McDonough is 1226 Washington Avenue, Parkersburg, WV 26101.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On August 4, 2021, in connection with a consultant’s continued service to the Company, the Company cancelled, and concurrently replaced 33,500,000 stock options previously issued to the consultant pursuant to the Company’s Amended 2017 Plan between 2018 to 2020 at various exercise prices between $0.09 and $0.26 per share. The replacement options have a term of 6 years, exercisable at a price of $0.11 per share, expiring on August 3, 2028. In addition, the Company granted the consultant an option to purchase 780,000 shares of common stock under the Amended 2017 Plan with the same terms as the replacement options. Prior to a change in control of the Company, the vesting schedule of the options shall immediately accelerate so that the options are fully vested and available for exercise by the consultant.

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the securities purchased by Mr. Smith during 2021.

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants issued to Mr. Smith and Mr. Guzzetta during 2021.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2021 and 2020, Davidson & Company LLP, Chartered Professional Accountants (“Davidson”) the Company’s principal accountants billed the Company $27,329 and $25,000, respectively for fees for the audit of the Company’s annual financial statements.  All amounts are in U.S. dollars.

Audit-Related Fees

For the years ended December 31, 2021 and 2020, Davidson did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”

Tax Fees

For the years ended December 31, 2021 and 2020, Davidson billed $3,500 in 2021 and $3,500 in 2020 for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2021 and 2020, Davidson did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2021 and 2020, Davidson billed the Company $23,837 and $23,837 for fees for the review of the Company’s quarterly financial statements.  All amounts are in U.S. dollars.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation as filed on February 16, 2022(1).
3.2	Amended and Restated Bylaws of the Company as approved on December 20, 2021(2)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(3)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(6)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(10)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(4)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(5)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(7)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(7)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(8)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(9)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(9)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(9)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(11)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

1.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 14, 2022 with the SEC.

2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2021 with the SEC.
3.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.

4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.

5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.

6.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.

8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.

9.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.

11.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.

*	Filed herewith.

**	Furnished, not filed herewith.

ITEM 16. Form 10-K Summary

This Item is optional and the registrant is not required to furnish this information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INCORPORATED

Dated: March 10, 2022	By:	/s/ Clarence E. Smith
Clarence E. Smith
Principal Executive Officer

Dated: March 10, 2022	By:	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 10, 2022	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 10, 2022	By:	/s/ Edward P. McDonough
Edward P. McDonough
Director

PROTOKINETIX, INC. (A Development Stage Company) FINANCIAL STATEMENTS December 31, 2021 (Stated in US Dollars)

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Protokinetix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Protokinetix, Inc. (the “Company”), as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Protokinetix, Inc. as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, requires additional working capital and has a net accumulated deficit all which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Fair value of intangible assets

As discussed in Note 4 to the financial statements, the Company held intangible assets of $362,671 relating to patent and patent application rights.

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

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada Chartered Professional Accountants

March 10, 2022

 PROTOKINETIX, INC.

(A Development Stage Company)

BALANCE SHEETS

As of December 31, 2021

	2021	2020
ASSETS
Current Assets
Cash	$57,568	$193,445
Prepaid expenses and deposits (Note 3)	25,995	1,050
Total current assets	83,563	194,495

Intangible assets (Note 4)	362,671	274,686

Total assets	$446,234	$469,181
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$93,268	$44,959

Total liabilities	93,268	44,959
Stockholders' Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 297,393,485 and 285,955,071 shares issued and outstanding for 2021 and 2020 respectively (Note 7)	1,591	1,531
Additional paid-in capital	45,892,545	43,615,323
Accumulated deficit	(45,541,170)	(43,192,633)
Total stockholders' equity	352,966	424,221
Total liabilities and stockholders' equity	$446,234	$469,181

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021 and 2020

	2021	2020

EXPENSES
Amortization – intangible assets (Note 4)	$3,000	$3,000
General and administrative	316,995	208,967
Professional fees (Note 8)	160,388	164,489
Research and development	435,872	527,291
Share-based compensation (Notes 5 and 8)	1,413,055	6,740,743

Operating Income (Expenses)	(2,329,310)	(7,644,490)

Net loss for the year	$(2,329,310)	$(7,644,490)

Net loss per common share (basic and diluted)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding (basic and diluted)	291,865,922	278,598,615

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2021 and 2020

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

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2020	285,955,071	$1,531	$43,615,323	$(43,192,633)	$424,221

Fair value of share-based compensation	—	—	1,413,055	—	1,413,055

Issuance of common stock pursuant to private placement offering	7,668,572	41	569,959	—	570,000

Issuance of common stock pursuant to warrant exercise	3,214,286	17	274,983	—	275,000

Issuance of common stock pursuant to cashless option exercise	555,556	3	(3)	—	—

Extension of the terms of warrants	—	—	19,227	(19,227)	—

Net loss for the year	—	—	—	(2,329,310)	(2,329,310)

Balance, December 31, 2021	297,393,485	$1,591	$45,892,545	$(45,541,170)	$352,966

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

	2021	2020

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(2,329,310)	$(7,644,490)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	3,000	3,000
Fair value of compensatory options granted	1,413,055	6,740,743

Changes in operating assets and liabilities:
Prepaid expenses and deposits	(24,945)	—
Accounts payable and accrued liabilities	48,309	19,439

Net cash used in operating activities	(889,891)	(881,308)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(90,985)	(70,178)

Net cash used in investing activities	(90,985)	(70,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	845,000	767,581

Net cash from financing activities	845,000	767,581

Net change in cash	(135,877)	(183,905)

Cash, beginning of year	193,445	377,350

Cash, end of year	$57,568	$193,445

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information – non-cash transactions:
There were no non-cash financing or investing activities.	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2021.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

December 31, 2021

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

At December 31, 2021, there were no other assets or liabilities subject to additional disclosure.

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

December 31, 2021

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

As at December 31, 2021, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs at December 31, 2021.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 84,690,000 stock options (December 31, 2020 – 82,650,000) and 12,081,143 warrants (December 31, 2020 –10,326,857) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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

December 31, 2021

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

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 2. Summary of Significant Accounting Policies (cont'd)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance was effective for the Company beginning on January 1, 2021 and prescribes different transition methods for the various provisions. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements and related disclosures.

Other than the above, the Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Note 3.  Prepaid Expenses and Deposits

The following summarizes the Company's prepaid expenses and deposits outstanding as at December 31, 2021 and 2020:

Schedule of prepaid expenses
	2021	2020
Rental deposit	$1,050	$1,050
Deposit on February 11, 2022 shareholder meeting	24,945	—
Total Prepaid Expenses and Deposits	$25,995	$1,050

   PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 4. Intangible Assets

Intangible asset transactions are summarized as follows:

Intangible asset transactions
	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2019	$30,000	$191,008	$221,008
Additions	—	70,178	70,178
Balance, December 31, 2020	$30,000	$261,186	$291,186
Additions	—	90,985	90,985
Balance, December 31, 2021	$30,000	$352,171	$382,171
Accumulated amortization
Balance, December 31, 2019	$13,500	$—	$13,500
Amortization	3,000	—	3,000
Balance, December 31, 2020	$16,500	$—	$16,500
Amortization	3,000	—	3,000
Balance, December 31, 2021	$19,500	$—	$19,500

Net carrying amounts
December 31, 2019	$16,500	$191,008	$207,508
December 31, 2020	$13,500	$261,186	$274,686
December 31, 2021	$10,500	$352,171	$362,671

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the year ended December 31, 2021, the Company recorded $3,000 (2020 - $3,000) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $317,171 in direct costs relating to the Patent Application Rights, $90,985 of which were incurred during the year ended December 31, 2021.

   PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 4. Intangible Assets (cont’d)

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty from any product developed as a result of research done at the University.

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

No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to December 31, 2021.

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

As of December 31, 2021, there are 84,690,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 5.  Stock Options (cont'd)

Stock option transactions are summarized as follows:

Schedule of Share-based Compensation, Stock Options, Activity
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2019	91,450,000	0.14
Options cancelled	(36,000,000)	0.13
Options exercised	(3,200,000)	0.04
Options granted	30,400,000	0.13
Outstanding, December 31, 2020	82,650,000	0.15	4.06

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2020	82,650,000	0.15
Options cancelled	(76,100,000)	0.16
Options exercised	(750,000)	0.07
Options granted	78,890,000	0.11
Outstanding, December 31, 2021	84,690,000	0.15	4.23

During the year ended December 31, 2021, the Company granted the following stock options:

500,000 options for shares of common stock exercisable at $0.18 per share, expiring April 15, 2027.

78,390,000 options for shares of common stock exercisable at $0.11 per share, expiring Aug 3, 2028

The CFO of the Company exercised 750,000 options for shares of common stock at $0.07 per share through a cashless exercise of the options resulting in 555,556 shares being issued.

Total share-based compensation for the 78,890,000 stock options granted (2020 - 30,400,000) and vested during the year ended December 31, 2021 was $1,413,055 (2020 - $6,740,743). The fair values of the stock options granted were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

Schedule of valuation assumptions for options
	December 31, 2021	December 31, 2020
Risk-free interest rate	1.76%	2.55%
Dividend yield	0.00%	0.00%
Expected stock price volatility	140.70%	143.56%
Expected forfeiture rate	0.00%	0.00%
Expected life	6.00 years	5.09 years

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 5.  Stock Options (cont'd)

The following non-qualified stock options were outstanding and exercisable at December 31, 2021:

Schedule of options by exercise price
Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	4,000,000	4,000,000
May 5, 2026	0.11	150,000	150,000
October 26, 2026	0.10	500,000	500,000
November 27, 2026	0.10	250,000	250,000
August 3, 2028	0.11	74,500,000	74,500,000
August 3, 2028	0.11	3,890,000	1,945,000
		84,690,000	82,745,000

As at December 31, 2021, the aggregate intrinsic value of the Company's stock options is $2,107,500 (December 31, 2020 – $393,710).

PROTOKINETIX , INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 6.  Warrants

Warrant transactions are summarized as follows:

Schedule of Stockholders' Equity Note, Warrants or Rights
	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2019	8,500,000	0.22
Warrants cancelled	—	—
Warrants granted	1,826,857	0.07
Outstanding, December 31, 2020	10,326,857	0.19
Warrants granted	4,968,572	0.08
Warrants exercised	(3,214,286)	0.07
Outstanding, December 31, 2021	12,081,143	0.17

The following warrants were outstanding and exercisable as at December 31, 2021:

Schedule of outstanding and exercisable
Number of Warrants	Exercise Price	Expiry Date
6,000,000	$0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 1, 2022
83,334	0.12	November 12, 2022
216,666	0.12	December 18, 2022
110,714	0.07	March 1, 2022
142,571	0.07	March 1, 2022
359,286	0.07	March 1, 2022
100,000	0.07	March 1, 2022
442,857	0.07	March 1, 2022
571,429	0.07	March 1, 2022
100,000	0.07	March 1, 2022
500,000	0.07	March 1, 2022
100,000	0.07	March 1, 2022
357,143	0.07	March 1, 2022
357,143	0.07	March 1, 2022
1,440,000	0.10	March 1, 2022
12,081,143

On November 19, 2021, the board of directors of Protokinetix, Inc. Extended the expiration date of the warrant issued as follows:

-        Extended to the December offering and the August offering a total of 4,795,429 warrants to expire as of March 1, 2022.

The modifications to the warrants resulted in them meeting the definition of a derivative instrument under ASC 815 – Derivative and Hedging. They continue to be classified in equity as the number of shares and the exercise price were both fixed at inception. The extension of the term of the warrants resulted in additional value being attributed to those warrants. On November 19, 2021 the fair value of the warrants was estimated to be $19,227 using a Black Scholes Model. The Company recorded a deemed dividend of $19,227 in deficit related to the difference between the original and modified warrants.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 7.  Stockholders' Equity

The Company is authorized to issue 400,000,000 (December 31, 2020 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2021 (December 31, 2020 - $0 nil).

During the year ended December 2021, the Company:

a)	Issued 3,528,572 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock $0.07) as part of a private placement for total proceeds of $247,000.

b)	Issued 200,000 shares of common stock at $0.12 as part of a private placement for total proceeds of $24,000.

c)	Issued 1,440,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock $0.10) as part of a private placement for total proceeds of $144,000.

d)	Issued 3,214,286 shares of common stock from exercised warrants (2,214,286 shares issued at $0.07 and 1,000,000 shares issued at $0.12) for total proceeds of $275,000.

e)	Issued 555,556 shares of common stock to CFO pursuant to a cashless exercise of 750,000 stock options.
f)	Issued 250,000 shares of common stock at $0.08 as part of a private placement for total proceeds of $20,000.
g	Issued 2,250,000 shares of common stock at $0.06 as part of a private placement for total proceeds of $135,000.
h)	Extended exercise date for warrants to purchase 1,440,000 shares of common stock issued August of 2021.
i)	Extended exercise date for warrants to purchase 3,355,429 shares of common stock, issued December of 2020.

During the year ended December 2020, the Company:

a)	Issued 2,222,222 shares of common stock to investors at $0.09 per share for gross proceeds of $200,000.
b)	Issued 320,513 shares of common stock to investors at $0.078 per share for gross proceeds of $25,001.
c)	Issued 3,653,077 shares of common stock to investors at $0.065 per share for gross proceeds of $237,450.
d)	Issued 2,532,143 shares of common stock to investors (one of which was the President and CEO of the Company) at $0.07 per share for gross proceeds of $177,250.
e)	Issued 1,826,857 shares of common stock to investors at $0.07 per share for gross proceeds of $127,880 and the option to exercise a warrant for one additional share at $0.07, exercisable for one year.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 8. Related Party Transactions and Balances

During the twelve month period ended December 31, 2021 and 2020, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2020 - $60,000) was paid or accrued to the Company's CFO. During the twelve months ended December 31, 2021, the Company reimbursed a company controlled by the CFO a total of $12,600 (2020 - $12,600) in office rent.

b) On March 26, 2020, the Company cancelled and concurrently replaced 10,000,000 stock options and 1,000,000 stock options previously issued to the Company’s CEO and a Director of the Company in 2017, respectively. The 11,000,000 replacement options granted have a term of 6 years and are exercisable at a price of $0.14 per share, expiring on March 26, 2026. The modification incremental fair value of $235,703 was recognized during the period. No stock options were issued during the three month period ending December 31, 2021.

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

g) The Company recognized $722,822 including modification (2020 - $3,474,418 ) in share-based compensation during the period associated with stock options granted to key management personnel. The incremental fair value of modifications to stock options for key management was $72,322.

As at December 31, 2021 and December 31, 2020, there were $0 nil balances owing to related parties.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 9. Commitments and Contingency

Commitments

As at December 31, 2021, the Company has the following commitments:

a) Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services

b) Entered into a consulting agreement effective January 1, 2018, whereby the Company would pay the consultant $1,000 per month for a term of 1 year for providing public relations services, unless otherwise terminated by either party with at least 30 days’ notice.

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

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 10.  Income Taxes

As a Nevada corporation, the Company is liable for taxes in the United States.  As of December 31, 2021, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements (December 31, 2020 – none).

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

Schedule of Effective Income Tax Reconciliation
	2021	2020
Net loss for the year	$(2,329,310)	$(7,644,490)

Expected income tax recovery	$(490,000)	$(1,605,000)
Non-deductible expenses	$300,000	$1,416,000
Impact of change of future tax rate	—	—
Adjustment to prior years provision versus statutory tax returns	$90,000	$89,000
Change in valuation allowance	—	$100,000
Total income tax expense (recovery)	$—	$—

The Company’s deferred tax assets that have not been recognized are as follows:
Schedule of Deferred Tax Assets
Tax benefit of net operating loss carry forward	$6,300,000	$6,200,000
Valuation allowance	$(6,300,000)	$(6,200,000)
	$—	$—

The Company has tax losses of approximately $30,000,000 (December 31, 2020 - $29,000,000) to reduce future taxable income.  The tax losses expire in years starting from 2021.

The deferred tax asset associated with the tax loss carry forward is approximately $6,300,000 (December 31, 2020 - $6,200,000).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.  The difference between the Company's statutory income tax rate of (21%) and its effective rate of zero is primarily attributable to the valuation allowance provided on deferred taxes arising from net operating loss carry forwards.

Note 11. Subsequent Events

Subsequent to the year ended December 31, 2021, the Company:

a)	Between January 1, 2022 and February 8, 2022 the Company issued 2,136,666 shares of common stock to investors at $0.06 per share for gross proceeds of $128,200. A Form D/A was filed on February 25, 2022.
b)	On February 11, 2022 the Company approved amending and restating of the Company’s articles of incorporation to increase the number of authorized shares from 400,000,000 to 500,000,000 of common stock.

