Form 10-Q
period 2022-03-31
ProtoKinetix, Inc.
filed 2022-05-10
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

$.0000053 par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒   Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes   ☐  No  ☒

As of May 10, 2022, there were 304,830,151 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$58,879	$57,568
Prepaid expenses (Note 3)	1,050	25,995
Total current assets	59,929	83,563

Intangible assets (Note 4)	367,498	362,671

Total assets	$427,427	$446,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,000	$93,268

Total liabilities	7,000	93,268
Stockholders’ Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 303,830,151 and 297,393,485 shares issued and outstanding as at March 31, 2022 and December 31, 2021 respectively (Note 7)	1,625	1,591
Additional paid-in capital	46,477,564	45,892,545
Accumulated deficit	(46,058,762)	(45,541,170)
Total stockholders’ equity	420,427	352,966
Total liabilities and stockholders’ equity	$427,427	$446,234

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31, 2022	Three months ended March 31, 2021

EXPENSES
Amortization – intangible assets (Note 4)	$750	$750
General and administrative	64,187	41,045
Professional fees	47,753	32,688
Research and development	163,049	41,313
Share-based compensation (Notes 5 and 8)	241,853	17,278

Operating Income (Expenses)	(517,592)	(133,074)

Net loss for the period	$(517,592)	$(133,074)
Net loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	293,689,329	281,390,520

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from December 31, 2021 to March 31, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2020	285,955,071	$1,531	$43,615,323	$(43,192,633)	$424,221

Issuance of common stock pursuant to private placement offering	3,528,572	19	246,981	—	247,000

Fair value of share-based compensation	—	—	17,278	—	17,278

Net loss for the period	—	—	—	(133,074)	(133,074)

Balance, March 31, 2021	289,483,643	$1,550	$43,879,582	$(43,325,707)	$555,425

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2021	297,393,485	$1,591	$45,892,545	$(45,541,170)	$352,966

Issuance of common stock pursuant to private placement offering	6,436,666	34	343,166	—	343,200

Fair value of share-based compensation	—	—	241,853	—	241,853

Net loss for the period	—	—	—	(517,592)	(517,592)

Balance, March 31, 2022	303,830,151	$1,625	$46,477,564	$(46,058,762)	$420,427

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Three Months ended March 31, 2022	Three Months ended March 31, 2021

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(517,592)	$(133,074)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	750	750
Fair value of share-based compensation	241,853	17,278
Changes in operating assets and liabilities:
Prepaid expenses and deposits	24,945
Accounts payable and accrued liabilities	(86,268)	(39,960)

Net cash used in operating activities	(336,312)	(155,006)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(5,577)	(35,072)

Net cash used in investing activities	(5,577)	(35,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	343,200	247,000

Net cash from financing activities	343,200	247,000

Net change in cash	1,311	56,922

Cash, beginning of period	57,568	193,445

Cash, end of period	$58,879	$250,367

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed March 10, 2022, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At March 31, 2022, there were no other assets or liabilities subject to additional disclosure.

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

March 31, 2022

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

As at March 31, 2022, the Company does not hold any intangible assets with indefinite lives.

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

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,690,000 stock options (March 31, 2021 – 81,050,000), and 11,800,000 warrants (March 31, 2021 – 13,855,429) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

March 31, 2022

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Rental deposit	$1,050	$1,050
Deposit on February 11, 2022, shareholder meeting	—	24,945
Total Prepaid Expenses and Deposits	$1,050	$25,995

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2020	$30,000	$261,186	$291,186
Additions	—	90,985	90,985
Balance, December 31, 2021	$30,000	$352,171	$382,171
Additions	—	5,577	5,577
Balance, March 31, 2022	$30,000	$357,748	$387,748

Accumulated amortization
Balance, December 31, 2020	$16,500	$—	$16,500
Amortization	3,000	—	3,000
Balance, December 31, 2021	$19,500	$—	$19,500
Amortization	750	—	750
Balance, March 31, 2022	$20,250	$—	$20,250

Net carrying amounts
December 31, 2021	$10,500	$352,171	$362,671
March 31, 2022	$9,750	$357,748	$367,498

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000. During the three-month period ended March 31, 2022, the Company recorded $750 (2021 -$750) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $322,748 in direct costs relating to the Patent Application Rights, $5,577 of which were incurred during the three-month period ended March 31, 2022.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

No amortization was recorded on the Patent Application Rights to March 31, 2022.

Note 5.  Stock Options

Pursuant to an amendment on March 15, 2022, the aggregate number of shares that may be issued under the 2017 Stock Option and Stock Bonus Plan (the “2017 Plan”) is 97,700,000 shares, subject to adjustment as provided therein. The 2017 Plan is administered by the Company’s Board of Directors, or a committee appointed by the Board of Directors, and includes two types of options. Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, are referred to as incentive options. Options that are not intended to qualify as incentive options are referred to as non-qualified options. The exercise price of an option may be paid in cash, in shares of the Company's common stock or other property having a fair market value equal to the exercise price of the option, or in a combination of cash, shares, other securities and property.

As of March 31, 2022, there are 94,690,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 5.  Stock Options (cont’d)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2020	82,650,000	0.15
Options cancelled	(1,600,000)	0.13
Outstanding, March 31, 2021	81,050,000	0.14	4.06

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2021	84,690,000	0.15
Options granted	10,000,000	0.06
Outstanding, March 31, 2022	94,690,000	0.14	3.57

During the three-month period ended March 31, 2022 the Company granted 10,000,000 options for shares of common stock exercisable at $0.06 per share, expiring March 14, 2030.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 5.  Stock Options (cont’d)

Total share-based compensation for stock options granted during the period March 31, 2022 was $241,853 (2021 - $17,278). The fair values of the stock options granted during the three-month periods ended March 31, 2022 and 2021 were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	March 31, 2022	March 31, 2021
Risk-free interest rate	1.76%	2.55%
Dividend yield	0.00%	0.00%
Expected stock price volatility	140.70%	143.56%
Expected forfeiture rate	0.00%	0.00%
Expected life	3.57 years	5.09 years

The following non-qualified stock options were outstanding and exercisable at March 31, 2022:

Schedule of options by exercise price
Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	4,000,000	4,000,000
May 5, 2026	0.11	150,000	150,000
October 26, 2026	0.10	500,000	500,000
November 27, 2026	0.10	250,000	250,000
August 3, 2028	0.11	74,500,000	74,500,000
August 3, 2028	0.11	3,890,000	2,917,500
March 14, 2030	0.06	10,000,000	2,500,000
		94,690,000	86,217,500

As at March 31, 2022, the aggregate intrinsic value of the Company’s stock options is $ Nil (December 31, 2021 – $2,107,500). The weighted average fair value of stock options granted during the three-month period ended March 31, 2022 is $ Nil (2021 - $ Nil).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 6.  Warrants

Warrant transactions for the three-months ended March 31, 2022 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2021	12,081,143	0.19
Warrants expired	(3,141,143)	0.07
Warrants expired	(1,440,000)	0.10
Warrants granted	4,300,000	0.05
Outstanding, March 31, 2022	11,800,000	0.17

The following warrants were outstanding and exercisable as at March 31, 2022:

Number of Warrants	Exercise Price	Expiry Date
6,000,000	$0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 1, 2022
83,334	0.12	November 12, 2022
216,666	0.12	December 18, 2022
4,300,000	0.05	March 14, 2024
11,800,000

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 7.  Stockholders’ Equity

The Company is authorized to issue 500,000,000 (December 31, 2021 – 400,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2022 (December 31, 2021 - $ nil).

During the three-month period ended March 31, 2022, the Company:

a)	Issued 2,136,666 shares of common stock (2,136,666 shares issued at $0.06) as part of a private placement for total proceeds of $128,200.

b)	Issued 4,300,000 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at $0.05) as part of a private placement for total proceeds of $215,000.

During the three-month period ended March 31, 2021, the Company:

a)	Issued 3,528,572 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at $0.07) as part of a private placement for total proceeds of $247,000.

Note 8. Related Party Transactions and Balances

During the three-month period ended March 31, 2022 and 2021, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $15,000 (March 31, 2021 - $15,000) was paid or accrued to the Company's CFO. During the three months ended March 31, 2022, the Company reimbursed a company controlled by the CFO a total of $3,150 (March 31, 2021 - $3,150) in office rent.

b) On March 15, 2022, the Company granted 4,750,000 stock options to the Company’s CEO and 500,000 stock options to a Director of the Company, respectively. The 5,250,000 options granted have a term of 6 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030. No stock options were issued during the three-month period ending March 31, 2021.

c) On March 15, 2022, the Company granted 1,500,000 stock options to the Company’s CFO. The options granted have a term of 6 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030. No stock options were issued during the three-month period ending March 31, 2021.

c) The Company recognized $169,175 (2021 - $ nil) in share-based compensation during the period associated with stock options granted to key management personnel.

As at March 31, 2022 and December 31, 2021, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 9.  Commitments and Contingency

As at March 31, 2022, the Company has the following commitments:

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

Note 10. Subsequent Events

a)	Issued 1,000,000 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at $0.05) as part of a private placement for total proceeds of $50,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the three-month period ended March 31, 2022 and 2021, and our financial condition, liquidity and capital resources as of March 31, 2022 and December 31, 2021.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

	For the Three Months Ended
	March 31,
	2022	2021
Revenues	$—	$—
Cost of Sales	—	—
Gross (Loss) Profit	—	—
Operating Expenses
Amortization	$750	$750
General and Administrative	64,187	41,045
Professional Fees	47,753	32,688
Research and Development	163,049	41,313
Share-Based Compensation	241,853	17,278
Total Operating Expenses	517,592	133,074
Loss from Operations	(517,592)	(133,074)

Other Income
Foreign Exchange Loss	—	—
Total Other Loss	—	—
Net Loss	$(517,592)	(133,074)

Revenues

We had no revenues for the three-month periods ended March 31, 2022 and 2021.

Gross Profit and Expenses

The Company’s net loss was $517,592 for the three-month period ended March 31, 2022 compared to $133,075 for the three-month period ended March 31, 2021.  These expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior three-month period ended March 31, 2021 include:

General and administrative fees increased by $23,142 from $41,045 to $64,187 primarily as a result of a increase in spending on social media advertising, website administration, and costs associated with virtual shareholder meetings.

Professional fees increased by $15,085 from $32,668 to $47,753 due to increases in legal fees and audit charges, as well as costs associated with virtual shareholder meetings.

Research and development expenditures increased year over year with a change of $121,736 from $41,313 to $163,049 as the Company engages contract research organizations for safety testing and product formulation.

Share-based compensation increased by $224,575 from $17,278 to $241,853 primarily as a result of stock options granted to directors and management of the Company during the three-month period ending March 31, 2022.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Cash	$58,879	$57,568

Working Capital	$52,929	$(9,705)

At March 31, 2022, we had $58,879 in cash and $59,929 in total current assets.  As of March 31, 2022, we had a positive working capital equity position of $52,929. Based upon our working capital equity as of March 31, 2022, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $181,306 from $155,006 to $336,312 for the three months ended March 31, 2021 and 2022, respectively.  This increase was predominantly due to increased spending on research and professional fees.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,577 for the three-month period ended March 31, 2022 while the Company had net cash used in investing activities of $35,072 for the comparative period.  The difference is attributable to a decrease in the international patent acquisitions and maintenance of existing patent portfolio.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increase by $96,200 from $247,000 to $343,200 for the three months ended March 31, 2021, and 2022, respectively due to a decrease of funding from private placements.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2022.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of March 31, 2022 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 10, 2022 and below.

We face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

The ongoing and developing COVID-19 pandemic has caused a broad impact globally. Even as the restrictions and other safety precautions implemented in response to the pandemic are eased or reduced over time, there may be long lasting effects of these precautions on our business that may only be fully realized in the future. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, any resulting recession or economic slowdown will have a negative impact on our business and results of operations.

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

War in the Ukraine may impact the business of the Company and the financial markets in which the Company needs to raise capital.

Political and military events in Ukraine, including the 2022 Russian invasion of Ukraine, as well as ongoing tensions and intermittent warfare between Ukraine may have an adverse impact on our ability to grow our business.

For so long as the hostilities continue and perhaps even thereafter as the situation in Europe unfolds, we may see increased volatility in financial markets and a flight to safety by investors, which may make it more difficult for the Company to raise additional capital at the time when it needs to do so, or for financing to be available upon acceptable terms. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery.

Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against could include an increased number or severity of cyber-attacks from Russia or its allies. We are dependent on information technology systems, and any interruption, breach, or security lapse of those systems could adversely affect our results of operations. For example, the loss of data from any clinical trials could result in delays in research and development, and the loss, corruption, or unauthorized disclosure of our trade secrets, patents, or other proprietary information could compromise the commercial viability of our products. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with state, federal and international laws that may be enacted to address those threats.

All or any of these risks separately, or in combination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January 3, 2022 and February 8, 2022, the Company issued 2,136,666 shares at a price of $0.06 per share to accredited investors in a private placement for gross proceeds of $128,200. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  The Company filed a Form D with the SEC on December 28, 2021, and an Amended Form D was filed on January 12, 2022 and February 25, 2022.

Between March 18, 2022 and March 30, 2022, the Company issued 4,300,000 units to accredited investors in a private placement for gross proceeds of $215,000. Each unit consists of one common share and one warrant immediately exercisable to purchase one common share at an exercise price of $0.05 expiring March 14, 2030. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  The Company filed a Form D with the SEC on April 1, 2022.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On April 4, 2022, the Company issued 1,000,000 units to an accredited investor in a private placement for gross proceeds of $50,000. Each unit consists of one common share and one warrant immediately exercisable to purchase one common share at an exercise price of $0.05 expiring March 14, 2030. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  The Company filed a Form D with the SEC on April 1, 2022.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation as filed on February 16, 2022(1)
3.2	Amended and Restated Bylaws of the Company as approved on December 20, 2021(2)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(3)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(6)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(10)
4.4	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on March 15, 2022(12)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(4)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(5)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(7)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(7)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(8)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(9)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(9)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(9)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(11)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 14, 2022 with the SEC.
2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2021 with the SEC.
3.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.
4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.
5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.
6.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.
7.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.
8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.
9.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.
10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.
11.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.
12.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2022 with the SEC.

*	Filed herewith.

**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2022	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

