Form 10-Q
period 2022-06-30
ProtoKinetix, Inc.
filed 2022-07-29
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes   ☐  No  ☒

As of July 29, 2022, there were 309,496,818 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$18,830	$57,568
Prepaid expenses (Note 3)	1,050	25,995
Total current assets	19,880	83,563

Intangible assets (Note 4)	393,162	362,671

Total assets	$413,042	$446,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$36,780	$93,268

Total liabilities	36,780	93,268
Stockholders’ Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 306,830,151 and 297,393,485 shares issued and outstanding as at June 30, 2022 and December 31, 2021 respectively (Note 7)	1,641	1,591
Additional paid-in capital	46,869,401	45,892,545
Accumulated deficit	(46,494,780)	(45,541,170)
Total stockholders’ equity	376,262	352,966
Total liabilities and stockholders’ equity	$413,042	$446,234

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$1,500	$1,500
General and administrative	56,487	206,587	114,538	247,633
Professional fees	40,139	29,395	87,892	62,083
Research and development	102,924	108,218	265,974	149,531
Share-based compensation (Notes 5 and 8)	241,853	58,785	483,706	76,062

Operating Income (Expenses)	(442,153)	(403,735)	(953,610)	(536,809)

Net loss for the period	$442,153)	$(403,735)	$(953,610)	$(536,809)
Net loss per common share (basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	290,989,603	290,414,046	282,228,660	282,228,660

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from January 1, 2021 to June 30, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2021	297,393,485	$1,591	$45,892,545	$(45,541,170)	$352,966

Issuance of common stock pursuant to private placement offering	9,436,666	50	493,150	—	493,200

Fair value of share-based compensation	—	—	483,706	—	483,706

Net loss for the period	—	—	—	(953,610)	(953,610)

Balance, June 30, 2022	306,830,151	$1,641	$46,869,401	$(46,494,780)	$376,262

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, March 31, 2022	303,830,151	$1,625	$46,477,564	$(46,052,627)	$426,562

Issuance of common stock pursuant to private placement offering	3,000,000	16	149,984	—	150,000

Fair value of share-based compensation	—	—	241,853	—	241,853

Net loss for the period	—	—	—	(442,153)	(442,153)

Balance, June 30, 2022	306,830,151	$1,641	$46,869,401	$(46,494,780)	$376,262

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from January 1, 2021 to June 30, 2022

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

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2022 and 2021

	Six Months ended June 30, 2022	Six Months ended June 30, 2021

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(953,610)	$(536,809)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	1,500	1,500
Fair value of share-based compensation	483,706	76,062
Changes in operating assets and liabilities:
Prepaid expenses and deposits	24,945	—
Accounts payable and accrued liabilities	(56,488)	(39,960)

Net cash used in operating activities	(499,947)	(499,207)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(31,991)	(46,644)

Net cash used in investing activities	(31,991)	(46,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	493,200	437,001

Net cash from financing activities	493,200	437,001

Net change in cash	(38,738)	(108,850)

Cash, beginning of period	57,568	193,445

Cash, end of period	$18,830	$84,595

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at June 30, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2022

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At June 30, 2022, there were no other assets or liabilities subject to additional disclosure.

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

June 30, 2022

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

As at June 30, 2022, the Company does not hold any intangible assets with indefinite lives.

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

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,690,000 stock options (June 30, 2021 – 80,800,000), and 14,800,000 warrants (June 30, 2021 – 11,855,429) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

June 30, 2022

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Rental deposit	$1,050	$1,050
Deposit on February 11, 2022, shareholder meeting	—	24,945
Total Prepaid Expenses and Deposits	$1,050	$25,995

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2020	$30,000	$261,186	$291,186
Additions	—	90,985	90,985
Balance, December 31, 2021	$30,000	$352,171	$382,171
Additions	—	31,991	31,991
Balance, June 30, 2022	$30,000	$384,162	$414,162

Accumulated amortization
Balance, December 31, 2020	$16,500	$—	$16,500
Amortization	3,000	—	3,000
Balance, December 31, 2021	$19,500	$—	$19,500
Amortization	1,500	—	1,500
Balance, June 30, 2022	$21,000	$—	$21,000

Net carrying amounts
December 31, 2021	$10,500	$352,171	$362,671
June 30, 2022	$9,000	$384,162	$393,162

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000. During the six-month period ended June 30, 2022, the Company recorded $1,500 (2021 -$1,500) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $349,162 in direct costs relating to the Patent Application Rights, $31,991 of which were incurred during the six-month period ended June 30, 2022.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

No amortization was recorded on the Patent Application Rights to June 30, 2022.

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

As of June 30, 2022, there are 94,690,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

Note 5.  Stock Options (cont’d)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2020	82,650,000	0.15
Options cancelled	(1,600,000)	0.13
Options exercised	(750,000)	0.07
Options granted	500,000	0.18
Outstanding, June 30, 2021	81,050,000	0.15	3.63

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2021	84,690,000	0.15
Options granted	10,000,000	0.06
Outstanding, June 30, 2022	94,690,000	0.14	3.57

During the six-month period ended June 30, 2022 the Company granted 10,000,000 options for shares of common stock exercisable at $0.06 per share, expiring March 14, 2030.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

Note 5.  Stock Options (cont’d)

Total share-based compensation for stock options granted during the period June 30, 2022 was $483,706 (2021 - $76,062). The fair values of the stock options granted during the six-month periods ended June 30, 2022 and 2021 were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	June 30, 2022	June 30, 2021
Risk-free interest rate	1.76%	1.76%
Dividend yield	0.00%	0.00%
Expected stock price volatility	140.70%	137.68%
Expected forfeiture rate	0.00%	0.00%
Expected life	3.57 years	6.00 years

The following non-qualified stock options were outstanding and exercisable at June 30, 2022:

Schedule of options by exercise price
Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	4,000,000	4,000,000
May 5, 2026	0.11	150,000	150,000
October 25, 2026	0.10	500,000	500,000
November 26, 2026	0.10	250,000	250,000
August 3, 2028	0.11	74,500,000	74,500,000
August 3, 2028	0.11	3,890,000	3,890,000
March 14, 2030	0.06	10,000,000	5,000,000
		94,690,000	84,690,000

As at June 30, 2022, the aggregate intrinsic value of the Company’s stock options is $ Nil (December 31, 2021 – $2,107,500). The weighted average fair value of stock options granted during the six-month period ended June 30, 2022 is $ Nil (2021 - $ Nil).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

Note 6.  Warrants

Warrant transactions for the six-months ended June 30, 2022 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2021	12,081,143	0.19
Warrants expired	(3,141,143)	0.07
Warrants expired	(1,440,000)	0.10
Warrants granted	7,300,000	0.05
Outstanding, June 30, 2022	14,800,000	0.17

The following warrants were outstanding and exercisable as at March 31, 2022:

Number of Warrants	Exercise Price	Expiry Date
6,000,000	$0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 1, 2022
83,334	0.12	November 12, 2022
216,666	0.12	December 18, 2022
7,300,000	0.05	March 15, 2024
14,800,000

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

Note 7.  Stockholders’ Equity

The Company is authorized to issue 500,000,000 (December 31, 2021 – 400,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2022 (December 31, 2021 - $ nil).

During the six-month period ended June 30, 2022, the Company:

a)	Issued 2,136,666 shares of common stock (2,136,666 shares issued at $0.06) as part of a private placement for total proceeds of $128,200.

b)	Issued 7,300,000 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at $0.05) as part of a private placement for total proceeds of $365,000.

During the six-month period ended June 30, 2021, the Company:

a)	Issued 3,528,572 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at $0.07) as part of a private placement for total proceeds of $247,000.

b)	Issued 2,000,000 shares of common stock from exercised warrants (1,000,000 shares issued at $0.07 and 1,000,000 shares issued at $0.12) for total proceeds of $190,000.

c)	Issued 555,556 shares of common stock to the Company’s CFO pursuant to a cashless exercise of 750,000 stock options.

Note 8. Related Party Transactions and Balances

During the six-month period ended June 30, 2022 and 2021, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $30,000 (June 30, 2021 - $30,000) was paid or accrued to the Company's CFO. During the six months ended June 30, 2022, the Company reimbursed a company controlled by the CFO a total of $6,300 (June 30, 2021 - $6,300) in office rent.

b) On March 15, 2022, the Company granted 4,750,000 stock options to the Company’s CEO and 500,000 stock options to a Director of the Company, respectively. The 5,250,000 options granted have a term of 6 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030. No stock options were issued during the three-month period ending June 30, 2021.

c) On March 15, 2022, the Company granted 1,500,000 stock options to the Company’s CFO. The options granted have a term of 6 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030. No stock options were issued during the three-month period ending June 30, 2021.

c) The Company recognized $483,706 (2021 - $ nil) in share-based compensation during the period associated with stock options granted to key management personnel.

As at June 30, 2022 and December 31, 2021, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

Note 9.  Commitments and Contingency

As at June 30, 2022, the Company has the following commitments:

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

Note 10. Subsequent Events

a)	Issued 2,666,667 shares of common stock at $0.03 as part of a private placement for total proceeds of $80,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the six-month period ended June 30, 2022 and 2021, and our financial condition, liquidity and capital resources as of June 30, 2022 and December 31, 2021.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Six Months Ended
	June 30,
	2022	2021
EXPENSES
Amortization	$1,500	$1,500
General and Administrative	114,538	247,633
Professional Fees	87,892	62,083
Research and Development	265,974	149,531
Share-Based Compensation	483,706	76,062

Net loss for the period	$(953,610)	(536,809)

Gross Profit and Expenses

The Company’s net loss was $953,610 for the six-month period ended June 30, 2022 compared to $536,809 for the six-month period ended June 30, 2021.  The expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior six-month period ended June 30, 2021 include:

General and administrative fees dropped by $133,095 from $247,633 to $114,538 primarily as a result of a decrease in spending on social media advertising, and no current year project expenses related to product development or industry studies.

Professional fees increased by $25,809 from $62,083 to $87,892 due to increases in legal fees and audit charges, as well as costs associated with virtual shareholder meetings.

Research and development expenditures increased year over year with a change of $116,443 from $149,531 to $265,974 as the Company engages contract research organizations for safety testing and product formulation.

Share-based compensation increased by $407,644 from $76,062 to $483,706 primarily as a result of stock options granted to directors and management of the Company during the six-month period ending June 30, 2022.

Liquidity and Capital Resources

The following summarizes our statements of cash flows at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Cash	$18,830	$57,568

Working Capital	$(16,900)	$(9,705)

At June 30, 2022, we had $18,830 in cash and $19,880 in total current assets.  As of June 30, 2022, we had a negative working capital equity position of $(16,900). Based upon our working capital equity as of June 30, 2022, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities remained almost constant with an increase of only $740 from $499,207 to $499,947 for the six -months ended June 30, 2021 and 2022, respectively. With changes occurring between operating activities but minor change overall.

Net Cash Used in Investing Activities

Net cash used in investing activities was $31,991 for the six-month period ended June 30, 2022 while the Company had net cash used in investing activities of $46,644 for the comparative period.  The difference is attributable to a decrease in the international patent acquisitions through first half of the year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $56,199 from $437,001 to $493,200 for the six-months ended June 30, 2021, and 2022, respectively due to a increase of funding from private placements for second quarter.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2022.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of June 30, 2022 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six-months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between April 4, 2022 and May 12, 2022, the Company issued 3,000,000 units to accredited investors in a private placement for gross proceeds of $150,000. Each unit consists of one common share and one warrant immediately exercisable to purchase one common share at an exercise price of $0.05 expiring March 15, 2024. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  The Company filed a Form D with the SEC on April 1, 2022 and an amended Form D on May 18, 2022.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On July 11, 2022, the Company issued 2,666,667 shares of common stock at a price of $0.03 per share to accredited investors in a private placement for gross proceeds of $80,000, all of which were purchased by the Company’s President and CEO, Clarence E. Smith. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  The Company filed a Form D with the SEC on July 26, 2022.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation as filed on February 16, 2022(1)
3.2	Amended and Restated Bylaws of the Company as approved on December 20, 2021(2)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(3)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(6)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(10)
4.4	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on March 15, 2022(12)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(4)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(5)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(7)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(7)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(8)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(9)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(9)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(9)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(11)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 14, 2022 with the SEC.

2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2021 with the SEC.

3.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.

4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.

5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.

6.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.

8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.

9.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.
11.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.
12.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2022 with the SEC.

*	Filed herewith.

**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2022	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

