Form 10-Q
period 2022-09-30
ProtoKinetix, Inc.
filed 2022-10-31
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes   ☐  No  ☒

As of October 26, 2022 there were 314,330,151 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$43,712	$57,568
Prepaid expenses (Note 3)	1,050	25,995
Total current assets	44,762	83,563

Intangible assets (Note 4)	434,977	362,671

Total assets	$479,739	$446,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$105,033	$93,268

Total liabilities	105,033	93,268
Stockholders’ Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 314,330,151 and 297,393,485 shares issued and outstanding as at September 30, 2022 and December 31, 2021 respectively (Note 7)	1,681	1,591
Additional paid-in capital	47,237,847	45,892,545
Accumulated deficit	(46,864,822)	(45,541,170)
Total stockholders’ equity	374,706	352,966
Total liabilities and stockholders’ equity	$479,739	$446,234

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
EXPENSES
Amortization – intangible assets (Note 4)	$750	$750	$2,250	$2,250
General and administrative	31,690	34,346	146,227	278,308
Professional fees	33,122	27,397	121,015	89,479
Research and development	160,994	100,888	426,968	250,419
Share-based compensation (Notes 5 and 8)	143,486	1,238,638	627,192	1,314,700

Operating Income (Expenses)	(370,042)	(1,402,018)	(1,323,652)	(1,935,156)

Net loss for the period	$(370,042)	$(1,402,018)	$(1,323,652)	$(1,935,156)
Net loss per common share (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	290,989,603	290,414,046	299,244,493	287,443,326

 See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2021	297,393,485	$1,591	$45,892,545	$(45,541,170)	$352,966

Issuance of common stock pursuant to private placement offering	16,936,666	90	718,110	—	718,200

Fair value of share-based compensation	—	—	627,192	—	627,192

Net loss for the period	—	—	—	(1,323,652)	(1,323,652)

Balance, September 30, 2022	314,330,151	$1,681	$47,237,847	$(46,864,822)	$374,706

 For the Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, June 30, 2022	306,830,151	$1,641	$46,869,401	$(46,494,780)	$376,262

Issuance of common stock pursuant to private placement offering	7,500,000	40	224,960	—	225,000

Fair value of share-based compensation	—	—	143,486	—	143,486

Net loss for the period	—	—	—	(370,042)	(370,042)

Balance, September 30, 2022	314,330,151	$1,681	$47,237,847	$(46,864,822)	$374,706

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2020	285,955,071	$1,531	$43,615,323	$(43,192,633)	$424,221

Issuance of common stock pursuant to private placement offering	5,168,572	28	414,973	—	415,001
Issuance of common stock pursuant to warrant exercise	3,000,000	15	259,985	—	260,000
Issuance of common stock pursuant to cashless option exercise	555,556	3	(3)	—	—
Fair value of share-based compensation	—	—	1,314,700	—	1,314,700

Net loss for the period	—	—	—	(1,935,156)	(1,935,156)

Balance, September 30, 2021	294,679,199	$1,577	$45,604,978	$(45,127,789)	$478,766

 For the Three Months Ended September 30, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, June 30, 2021	292,039,199	$1,563	$44,128,354	$(43,729,442)	$400,475

Issuance of common stock pursuant to private placement offering	1,640,000	9	167,991		168,000

Issuance of common stock pursuant to warrant exercise	1,000,000	5	69,995	—	70,000

Issuance of common stock pursuant to cashless option exercise	—			—	—

Fair value of share-based compensation	—	—	1,238,638	—	1,238,638

Net loss for the period	—	—	—	(1,402,018)	(1,402,018)

Balance, September 30, 2021	294,679,199	$1,577	$45,604,978	$(45,127,789)	$478,766

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

 For the Nine Months Ended September 30, 2022 and 2021

	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(1,323,652)	$(1,935,156)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	2,250	2,250
Fair value of share-based compensation	627,192	1,314,700
Changes in operating assets and liabilities:
Prepaid expenses and deposits	24,945	—
Accounts payable and accrued liabilities	11,765	(37,960)

Net cash used in operating activities	(657,500)	(656,166)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(74,556)	(66,981)

Net cash used in investing activities	(74,556)	(66,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	718,200	675,001

Net cash from financing activities	718,200	675,001

Net change in cash	(13,856)	(48,146)

Cash, beginning of period	57,568	193,445

Cash, end of period	$43,712	$145,299

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at September 30, 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2022

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At September 30, 2022, there were no other assets or liabilities subject to additional disclosure.

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with the ASC 740 “Income Taxes.”  Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The Company applies the accounting guidance issued to address the accounting for uncertain tax positions.  This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

As at September 30, 2022, the Company does not hold any intangible assets with indefinite lives.

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

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,690,000 stock options (September 30, 2021 – 84,690,000), and 14,800,000 warrants (September 30, 2021 – 11,855,429) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

September 30, 2022

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Rental deposit	$1,050	$1,050
Deposit on February 11, 2022, shareholder meeting	—	24,945
Total Prepaid Expenses and Deposits	$1,050	$25,995

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2020	$30,000	$261,186	$291,186
Additions	—	90,985	90,985
Balance, December 31, 2021	$30,000	$352,171	$382,171
Additions	—	74,556	74,556
Balance, September 30, 2022	$30,000	$426,727	$456,727

Accumulated amortization
Balance, December 31, 2020	$16,500	$—	$16,500
Amortization	3,000	—	3,000
Balance, December 31, 2021	$19,500	$—	$19,500
Amortization	2,250	—	2,250
Balance, September 30, 2022	$21,750	$—	$21,750

Net carrying amounts
December 31, 2021	$10,500	$352,171	$362,671
September 30, 2022	$8,250	$426,727	$434,977

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000. During the six-month period ended September 30, 2022, the Company recorded $2,250 (2021 -$2,250) in amortization expense associated with the Patents.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company’s common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company has incurred $391,727 in direct costs relating to the Patent Application Rights, $74,556 of which were incurred during the nine-month period ended September 30, 2022.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

No amortization was recorded on the Patent Application Rights to September 30, 2022.

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

As of September 30, 2022, there are 94,690,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

Note 5.  Stock Options (cont’d)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2020	82,650,000	0.15
Options cancelled	(76,100,000)	0.16
Options exercised	(750,000)	0.07
Options granted	78,890,000	0.11
Outstanding, September 30, 2021	84,690,000	0.13	4.23

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2021	84,690,000	0.15
Options granted	10,000,000	0.06
Outstanding, September 30, 2022	94,690,000	0.14	3.57

During the nine-month period ended September 30, 2022 the Company granted 10,000,000 options for shares of common stock exercisable at $0.06 per share, expiring March 14, 2030.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

Note 5.  Stock Options (cont’d)

Total share-based compensation for stock options granted during the period ended September 30, 2022 was $627,192 (2021 - $1,314,700). The fair values of the stock options granted during the nine-month periods ended September 30, 2022 and 2021 were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	September 30, 2022	September 30, 2021
Risk-free interest rate	1.76%	1.76%
Dividend yield	0.00%	0.00%
Expected stock price volatility	140.70%	140.70%
Expected forfeiture rate	0.00%	0.00%
Expected life	8 years	6 years

The following non-qualified stock options were outstanding and exercisable at September 30, 2022:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
December 31, 2022	0.06	800,000	800,000
August 31, 2023	0.08	600,000	600,000
November 8, 2023	0.09	4,000,000	4,000,000
May 5, 2026	0.11	150,000	150,000
October 25, 2026	0.10	500,000	500,000
November 26, 2026	0.10	250,000	250,000
August 3, 2028	0.11	78,390,000	78,390,000
March 14, 2030	0.06	10,000,000	7,500,000
		94,690,000	92,190,000

As at September 30, 2022, the aggregate intrinsic value of the Company’s stock options is $ Nil (December 31, 2021 – $2,107,500). The weighted average fair value of stock options granted during the nine-month period ended September 30, 2022 is $0.06 (2021 - $0.09).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

Note 6.  Warrants

Warrant transactions for the nine-months ended September 30, 2022 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2021	12,081,143	0.19
Warrants expired	(3,141,143)	0.07
Warrants expired	(1,440,000)	0.10
Warrants granted	7,300,000	0.05
Outstanding, September 30, 2022	14,800,000	0.17

The following warrants were outstanding and exercisable as at September 30, 2022:

Number of Warrants	Exercise Price	Expiry Date
6,000,000	$0.26	July 14, 2024
833,333	0.12	October 15, 2022
250,000	0.12	October 21, 2022
116,667	0.12	November 1, 2022
83,334	0.12	November 12, 2022
216,666	0.12	December 18, 2022
7,300,000	0.05	March 15, 2024
14,800,000

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

Note 7.  Stockholders’ Equity

The Company is authorized to issue 500,000,000 (December 31, 2021 – 400,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2022 (December 31, 2021 - $ nil).

During the nine-month period ended September 30, 2022, the Company:

a)	Issued 7,500,000 shares of common stock (7,500,000 shares issued at $0.03) as part of a private placement for total proceeds of $225,000.

a)	Issued 2,136,666 shares of common stock (2,136,666 shares issued at $0.06) as part of a private placement for total proceeds of $128,200.

b)	Issued 7,300,000 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at $0.05) as part of a private placement for total proceeds of $365,000.

During the nine-month period ended September 30, 2021, the Company:

a)	Issued 3,528,572 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock $0.07) as part of a private placement for total proceeds of $247,001.

b)	Issued 200,000 shares of common stock at $0.12 as part of a private placement for total proceeds of $24,000.

c)	Issued 1,440,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock $0.10) as part of a private placement for total proceeds of $144,000.

d)	Issued 3,000,000 shares of common stock from exercised warrants (2,000,000 shares issued at $0.07 and 1,000,000 shares issued at $0.12) for total proceeds of $260,000.

e)	Issued 555,556 shares of common stock to the Company’s CFO pursuant to a cashless exercise of 750,000 stock options.

Note 8. Related Party Transactions and Balances

During the nine-month period ended September 30, 2022 and 2021, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $45,000 (September 30, 2021 - $45,000) was paid or accrued to the Company's CFO. During the nine months ended September 30, 2022, the Company reimbursed a company controlled by the CFO a total of $9,450 (September 30, 2021 - $9,450) in office rent.

b) On March 15, 2022, the Company granted 4,750,000 stock options to the Company’s CEO and 500,000 stock options to a Director of the Company, respectively. The 5,250,000 options granted have a term of 8 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030. No stock options were issued during the three-month period ending September 30, 2021.

c) On March 15, 2022, the Company granted 1,500,000 stock options to the Company’s CFO. The options granted have a term of 8 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030. No stock options were issued during the three-month period ending September 30, 2021.

d) The Company recognized $435,202 (2021 - $ 649,822l) in share-based compensation during the period associated with stock options granted to key management personnel.

As at September 30, 2022 and December 31, 2021, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

Note 9.  Commitments and Contingency

As at September 30, 2022, the Company has the following commitments:

a) Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.

b) Entered into a consulting agreement effective January 1, 2018, whereby the Company would pay the consultant $1,000 per month for providing public relations services. The agreement renews monthly unless otherwise terminated by either party with at least 30 days’ notice. The agreement is in effect as of September 30,2022.

c) Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for providing research consulting services. The agreement renews annually unless otherwise terminated by either party with at least 30 days’ notice. The agreement is in effect as of September 30,2022.

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

The following discussion provides information regarding the results of operations for the nine-month period ended September 30, 2022 and 2021, and our financial condition, liquidity and capital resources as of September 30, 2022 and December 31, 2021.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

	For the Nine Months Ended
	September 30,
	2022	2021
EXPENSES
Amortization	$2,250	$2,250
General and Administrative	146,227	278,308
Professional Fees	121,015	89,479
Research and Development	426,968	250,419
Share-Based Compensation	627,192	1,314,700

Net loss for the period	$(1,323,652)	(1,935,156)

Gross Profit and Expenses

The Company’s net loss was $1,323,652 for the nine-month period ended September 30, 2022 compared to $1,935,156 for the nine-month period ended September 30, 2021.  The expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior nine-month period ended September 30, 2021 include:

General and administrative fees dropped by $132,081 from $278,308 to $146,227 primarily as a result of a decrease in spending on social media advertising, and investor relations. Additionally No current year project expenses related to product development.

Professional fees increased by $31,536 from $89,479 to $121,015 due to increases in legal fees and audit charges, as well as costs associated with virtual shareholder meetings.

Research and development expenditures increased year over year with a change of $176,549 from $250,419 to $426,968 as the Company engages contract research organizations for safety testing and product formulation.

Share-based compensation decreased by $687,508 from $1,314,700 to $627,192 primarily as a result of no further stock options granted to directors and management of the Company during the nine-month period ending September 30, 2022.

Liquidity and Capital Resources

The following summarizes our balance sheet at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash	$43,712	$57,568

Working Capital	$(60,272)	$(9,705)

At September 30, 2022, we had $43,712 in cash and $44,762 in total current assets.  As of September 30, 2022, we had a negative working capital equity position of $(60,272). Based upon our working capital equity as of September 30, 2022, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities remained almost constant with an increase of only $1,334 from $656,166 to $657,500 for the nine -months ended September 30, 2021, and 2022, respectively. With changes occurring between operating activities but minor change overall.

Net Cash Used in Investing Activities

Net cash used in investing activities was $74,556 for the nine-month period ended September 30, 2022 while the Company had net cash used in investing activities of $66,981 for the comparative period.  The difference is attributable to an expansion of international patent acquisitions during the third quarter of the year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $61,199 from $657,001 to $718,200 for the nine-months ended September 30, 2021, and 2022, respectively due to an increase of funding from private placements through the second and third quarters of 2022.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2022.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of September 30, 2022 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine-months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Political and military events in Ukraine, including the 2022 Russian invasion of Ukraine, as well as ongoing warfare between Russia and Ukraine may have an adverse impact on our ability to grow our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between July 11, 2022 and September 30, 2022, the Company issued a total of 7,500,000 shares of common stock to accredited investors in a private placement for gross proceeds of $225,000. Each share of common stock had a purchase price of $0.03. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on July 26, 2022 and an amended Form D on October 14, 2022.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation as filed on February 16, 2022(1)
3.2	Amended and Restated Bylaws of the Company as approved on December 20, 2021(2)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(3)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(6)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(10)
4.4	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on March 15, 2022(12)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(4)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(5)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(7)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(7)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(8)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(9)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(9)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(9)
10.9	Consulting Agreement between the Company and Michael Guzzetta, dated November 14, 2017(11)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document

1.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 14, 2022 with the SEC.

2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2021 with the SEC.

3.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.

4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.

5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC

6.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.

8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.

9.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.
11.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.
12.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2022 with the SEC.

*	Filed herewith.

**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2022	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

