Form 10-K
period 2022-12-31
ProtoKinetix, Inc.
filed 2023-03-17
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-32917

PROTOKINETIX, INCORPORATED

(Name of small business issuer as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
109 W Main St Dalton, Ohio 44618 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	330-455-4971

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by the check mark whether the registration has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling refl ect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive offi cers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

Auditor PCAOB ID: 731	Auditor Name: Davidson & Company LLP	Auditor Location: Vancouver, British Columbia, Canada

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,886,980  based upon the closing price of our common stock which was $0.035 as of June 30, 2022, the last business day of the Company’s most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2022, there were 322,880,151 shares of our common stock that were issued and outstanding.

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

The Company’s executive (or corporate) offices are located at 109 W Main St, Dalton, Ohio 44618.  Our telephone number is (330) 445-4971 and our website is www.protokinetix.com ..

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as well as some statements in press releases and some oral statements of the Company’s officers during presentations about the Company include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

We continue to monitor the status of the pandemic and will adjust our strategy accordingly in order to mitigate the impact on our research projects. The Company survived the adverse effects of the 2020 Covid-19 outbreak and as at December 31, 2022 continues to carry out operations including raising funds for ongoing research and product development.

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

During the year 2022 the Company developed an ophthalmic formulation and completed efficacy testing in a dry eye formulation and various dosages. Phase I clinical trials conducted by Dr. James Shapiro were reactivated but access to qualified patients has been slow and progress minimal since global pandemic. The Company is making a concerted effort to find strategic partners and is the impressive accumulation of research data to attract potential partners or buyers of the Company. Industry leaders in biochemistry and pharmaceuticals, both domestic and international, are potential partners.

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2021, the Company incurred total research and development expenses of $435,872.  For the year ended December 31, 2022, the Company incurred total research and development expenses of $448,873.  In order to reach the Company’s goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company's current and projected business operations and its financial condition and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

We continue to face significant business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

The ongoing and developing COVID-19 pandemic has caused a broad impact globally. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, any resulting recession or economic slowdown will have a negative impact on our business and results of operations.

As of the date of this filing, the Company has regained a significant portion of its operational capacity and we continue to move forward with our research goals. Our supply of the patented AAGP® molecule has been manufactured and stored in the United States and we have adequate inventory to carry out the projects currently underway. The Company engages contract research organizations (CROs) located in both the United States and Canada. The CROs contracted by the Company for research projects have been able to meet milestone goals without disruption due to the pandemic. Clinical trials in Edmonton, Canada, under the supervision of Dr. Shapiro, were stalled in 2020 due to COVID-19. Phase I trials were continued starting mid-year 2021 and continue in 2022. New strains of Covid continue to plague Canada and the US and we cannot predict the completion of Phase I trials. We continue to monitor the status of the pandemic and will adjust our strategy accordingly in order to mitigate the impact on our research projects.

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

General Corporate Risk Factors

Insiders continue to have substantial control over the Company.  As of March 17, 2023, the Company’s directors and executive officers hold the current right to vote approximately 32.2% of the Company’s outstanding voting stock; of which 25.9% is owned or controlled, directly or indirectly by the Company CEO, Clarence Smith. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Smith acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the Company’s common stock by:

•	Delaying, deferring or preventing a change in control of the Company;

•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

The Company may not be able to continue as a going concern.   Our independent public accountants noted that our recurring losses from operations ($1,907,309 and $2,329,310 for the years ended December 31, 2022 and 2021, respectively) and negative net operating cash flow ($804,669 and $889,891 for the years ended December 31, 2022 and 2021, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Company’s principal executive office, for all operations during the year 2022 was at 412 Mulberry, Marietta, Oh 45750.

In January of 2023 the Company moved its executive office to109 W. Main St, Dalton, Ohio 44618.  The Company does not have a lease for its principal executive office but rents month to month. A lease on the space is held by the CFO’s company, The Guzzetta Company LLC.  The Company paid $1050 per month for the office ( $1,050 in 2021).  ProtoKinetix does not own any real property.

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

2022	Low	High
First Quarter	$0.040	$0.060
Second Quarter	0.023	0.049
Third Quarter	0.026	0.041
Fourth Quarter	0.022	0.027

2021	Low	High
First Quarter	$0.081	$0.225
Second Quarter	0.115	0.270
Third Quarter	0.092	0.160
Fourth Quarter	0.055	0.140

Holders

As of March 17, 2023, there were approximately 115 stockholders of record of the Company’s common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

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

Adoption and Amendment of the 2017 Stock Option and Stock Bonus Plan

 On December 30, 2016, the Board of Directors of the Company the (“Board”) adopted the 2017 Stock Option and Stock Bonus Plan (the “2017 Plan”).  The Board adopted the 2017 Plan as it anticipates utilizing equity compensation as part of its ongoing standard corporate operations and in connection with its contemplated activities going forward.

On November 9, 2018, the Board amended the 2017 Stock Option and Stock Bonus Plan to increase the aggregate number of shares that may be issued under the 2017 Plan from 30,000,000 to 50,000,000 shares subject to adjustment as provided therein to continue to incentivize contractors and future employees (if any) of the Company (the amended 2017 Plan is hereinafter referred to as the “Amended 2017 Plan”).  On July 15, 2019, the Board again amended the Amended 2017 Plan to increase the aggregate number of shares that may be issued under the 2017 Plan from 50,000,000 to 89,700,000 shares. On April 6, 2020, the Board approved an amendment to the 2017 Plan to reduce the number of shares of common stock of the Company available for issuance pursuant to the 2017 Plan from 89,700,000 shares to 85,700,000 shares. On February 16, 2022, the Board approved an amendment to the 2017 Plan to increase the number of shares of common stock of the Company available for issuance pursuant to the 2017 Plan from 85,700,000 shares to 97,700,000 shares.

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

 As of both December 31, 2022 and March 4, 2023, 97,700,000 options remain as granted under the Amended 2017 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including but not limited to the Amended 2017 Plan and individual compensation arrangements as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	107,590,000	$0.06	0
Total	107,590,000	$0.06	0

During the year ended December 31, 2022, warrants to purchase 13,300,000 shares of common stock of the Company were outstanding (see Note 6 of the notes to the financial statements).  As of the year ended December 31, 2022, there were warrants and options outstanding representing a total of 13,300,000 and 94,290,000 shares of common stock respectively to be issued upon exercise, of which: (i) options to purchase 94,290,000 shares of common stock were outstanding under the Amended 2017 Plan; and (ii) warrants outstanding to purchase 13,300,000 shares of common stock not pursuant to any plan.

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

Between March 18, 2022 and May 11, 2022, the Company issued 7,300,000 units to accredited investors in a private placement for gross proceeds of $365,000, of which Clarence Smith purchased 1,600,000 units. Each unit consists of one common share and one warrant immediately exercisable to purchase one common share at an exercise price of $0.05 expiring March 14, 2024. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  The Company filed a Form D with the SEC on April 1, 2022 and an amended Form D on May 18, 2022.

Between July 11, 2022 and September 30, 2022, the Company issued 7,500,000 shares of common stock to accredited investors in a private placement for gross proceeds of $225,000, of which Clarence Smith purchased 6,000,000 shares of common stock. Each share of common stock had a purchase price of $0.03. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on July 26, 2022 and an amended Form D on October 14, 2022.

Between December 8, 2022 and December 27, 2022, the Company issued 3,100,000 shares of common stock to accredited investors in a private placement for gross proceeds of $77,500, of which Clarence Smith purchased 2,520,000 shares of common stock. Each share of common stock had a purchase price of $0.025. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on December 23, 2022.

On December 30, 2022 the Company issued 5,450,000 shares of common stock to accredited investors in a private placement for gross proceeds of $109,000, of which Clarence Smith purchased 1,850,000 shares of common stock. Each share of common stock had a purchase price of $0.02. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on January 6, 2023.

ITEM 6.   [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2022 and 2021, and our financial condition, liquidity and capital resources as of December 31, 2022 and 2021. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Results of Operations

	For the Years Ended
	2022	2021

Operating Expenses
Amortization	$58,450	$3,000
General and Administrative	162,749	316,995
Professional Fees	166,254	160,388
Research and Development	448,873	435,872
Share-Based Compensation	1,070,983	1,413,055
Total operating expenses	1,907,309	2,329,310
Loss from Operations	(1,907,309)	(2,329,310)

Net Loss	$(1,907,309)	$(2,329,310)

Revenues

We had no revenues for the years ended December 31, 2022 and 2021.

Gross profit and expenses

The Company’s net loss was $1,907,309 for the year ending December 31, 2022 compared to $2,329,310 for the year ending December 31, 2021.  These expenses were primarily incurred for professional fees, share-based compensation related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees decreased by $5,866, year over year going to $166,254 from $160,388 as legal and auditing fees each contributed to a small increase , while accounting activity remained unchanged over prior year totals.

•	Share-based compensation decreased by $342,072 from $1,413,055 to $1,070,983 primarily because of a the revaluation of existing options granted. In 2020 the Company adopted a change in accounting based on new FASB guidance for valuation of share-based payments to non-employees.

•	Research and development increased slightly by $13,001 from $435,872 to $448,873 as the Company finished existing test projects and moves toward leveraging the positive study findings. Any new projects will be targeted investments expanding the development of the AAGP® molecule through institutional collaborations and industry partnerships.

•	General and administrative expenses decreased throughout the year by $154,246 from $316,995 to $162,749 due to the significant decrease in spending on marketing, press releases and social media exposure. Majority of new information is currently released through updates to Company website.

Our expenses in 2022 were $1,907,309 which included $166,254 in professional fees. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  This resulted in $1,070,983 in share-based compensation recognized based on the fair value of equity instruments granted as compensation.  These professional consulting services are related to marketing, accounting, merger opportunities as well as research development services.  The Company also incurred total research and development expenses of $448,873 and general and administrative costs of $162,749 during the year ended December 31, 2022.

Liquidity and Capital Resources

	As at
	December 31,
	2022	2021

Cash	$25,550	$57,568

Working Capital	$(14,930)	$(9,705)

At December 31, 2022, we had $25,550 in cash and $26,600 in total current assets.  As of December 31, 2022, we had a working capital equity deficit position of $14,930.  Although as of the date of this Annual Report we believe we have sufficient capital to meet cash flow projections and carry forward our business objectives in the short-term, the Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2022 and 2021

Net Cash Used in Operating Activities

During the year ended December 31, 2022, net cash used in operating activities decreased $85,222 from $889,891 to $804,669 for the years ended December 31, 2021 and 2022, respectively. This decrease was predominantly due to the overall decreased spending on web marketing, news releases, and social media. Informative updates have been posted on the Company website, reducing the need news releases.

Net Cash Used in Investing Activities

During the year ended December 31, 2022, net cash used in investing activities increased by $41,064 primarily from the increase in patent application spending due to expansion of patent family. Net cash from investing activities for the year ended December 31, 2021 was $90,985.  Net cash used for investing activities for the year ended December 31, 2022 was $132,049.

Net Cash Provided by Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities increased by $59,700 from $845,000 to $904,700 for the years ended December 31, 2021 and 2022 respectively. This increase was predominantly due to an increase in private placements completed.

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

As at December 31, 2022, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the patent application costs as at December 31, 2022.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2022.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2022 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2022, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2021.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2022, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Between January 20, 2023 and February 11, 2023, the Company issued 4,000,000 shares of common stock to accredited investors in a private placement for gross proceeds of $80,000, of which Clarence Smith purchased 2,000,000 shares of common stock. Each share of common stock had a purchase price of $0.02. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on January 6, 2023 and filed an amended Form D on February 7, 2023.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of March 17, 2023, the Company’s current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Clarence E. Smith	59	Chairman, Chief Executive Officer, President	February 2015
		Director	June 2014

Michael R Guzzetta	65	Chief Financial Officer	November 2017

Edward P. McDonough	70	Director	July 2015

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2022 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them except that: Mr. Smith filed four Forms 4 late representing eight transactions not reported on a timely basis.

ITEM 11.      EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2022 and 2021:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clarence E. Smith
President & CEO	2022	-	-	-	1,037,384	-	-	-	1,037,384
	2021	-	-	-	131,494	-	-	-	131,494
Michael R. Guzzetta
Chief Financial Officer	2022	60,000	-	-	405,974	-	-	-	465,974
	2021	60,000	-	-	13,149	-	-	-	73,149

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

On December 7, 2022, in connection with Mr. Smith’s continued service to the Company, the Company cancelled, and concurrently replaced 32,350,000 stock options previously issued to Mr. Smith pursuant to the Company’s Amended 2017 Plan between 2021 to 2022 at exercise prices between $0.06 and $0.11 per share. The replacement options are fully vested and have a term of 6 years, exercisable at a price of $0.028 per share, expiring on December 6, 2028.

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants issued to Mr. Smith during 2022.

Michael R. Guzzetta – Mr. Guzzetta is Chief Financial Officer of the Company.  He entered into a consulting agreement with the Company dated November 14, 2017. The consulting agreement term is from November 14, 2017 to December 1, 2018, with automatic renewal in one-year increments with both parties having a right to terminate by giving either party notice 30 days prior to the end of the term. It also provides for a monthly consulting fee of $5,000. In 2022, the Company paid Mr. Guzzetta $60,000 in consulting fees, and reimbursed The Guzzetta Company LLC $11,025 in office rent. In 2021, he received $60,000 in consulting fees and The Guzzetta Company LLC was reimbursed $12,600 for office rent of $1,050 monthly.

On December 7, 2022, in connection with Mr. Guzzetta’s continued service to the Company, the Company cancelled, and concurrently replaced 13,260,000 stock options previously issued to Mr. Guzzetta pursuant to the Company’s Amended 2017 Plan between 2018 to 2021 at various exercise prices between $0.06 and $0.11 per share. The replacement options are fully vested and have a term of 6 years, exercisable at a price of $0.028 per share, expiring on December 6, 2028.

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants issued to Mr. Guzzetta during 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as to option awards held by each of the named executive officers of ProtoKinetix as of December 31, 2022.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Clarence E. Smith	32,350,000	(1)	—	0.028	12/06/2028

Michael R. Guzzetta	13,260,000	(2)	—	0.028	12/06/2028

(1)	Represents options cancelled, and subsequently regranted pursuant to the Amended 2017 Plan on December 7, 2022 at $0.028 per share, fully vested.
(2)	Represents options cancelled, and subsequently regranted pursuant to the Amended 2017 Plan on December 7, 2022 at $0.028 per share, fully vested.

Director Compensation

The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2022:

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

(3)	As of December 31, 2022, Mr. McDonough held options to acquire 7,500,000 shares of the Company’s common stock, all of which were vested and exercisable and expire on December 6, 2028.

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

On December 7, 2022, in connection with Mr. McDonough’s continued service to the Company, the Company cancelled, and concurrently replaced 7,500,000 stock options previously issued to Mr. McDonough pursuant to the Company’s Amended 2017 Plan between 2018 to 2020 at various exercise prices between $0.06 and $0.11 per share. The replacement options are fully vested and have a term of 6 years, exercisable at a price of $0.028 per share, expiring on December 6, 2028

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 17, 2023, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Beneficial Ownership Percentage as of March 17, 2023 (1)
More than 5% Stockholders
Grant Young (2)	52,301,250	14.2%
Alexandra Smith (3)	27,700,776	8.5%
John & Edith Smith(4)	21,458,709	6.6%

Directors and Named Executive Officers
Clarence E. Smith(5)	93,337,092	25.9%
Michael R. Guzzetta(6)	13,976,369	4.1%
Edward P. McDonough(7)	7,500,000	2.2%
All directors and executive officers as a group:	114,813,461	32.22%

(1)	Based on 326,880,151 shares of common stock outstanding on March 17, 2023, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days of March 17, 2023.

(2)	Consists of 10,021,250 shares of common stock owned by Mr. Young directly; the right to acquire 6,000,000 shares of common stock upon warrant exercise; the right to acquire 36,280,000 shares of common stock upon option exercise.

(3)	Consists of 27,700,776 shares of common stock owned by Alexandra Smith directly.

(4)	Consists of 21,458,709 shares of common stock owned by John and Edith Smith JTWROS.

(5)	Consists of 43,964,443 shares of common stock owned by Mr. Smith directly, 13,572,649 held by Mr. Smith’s trusts, 1,850,000 held by Mr. Smith’s retirement account, the right to acquire 32,350,000 shares of common stock upon option exercise, and the right to acquire 1,600,000 shares upon warrant exercise.

(6)	Consists of 716,369 shares of common stock owned by Mr. Guzzetta directly, and 13,260,000 shares of common stock issuable upon the exercise of stock options.

(7)	Consists of 7,500,000 shares of common stock issuable upon the exercise of stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2020 - $60,000) was paid or accrued to the Company’s CFO. During the year ended December 31, 2022, the Company reimbursed a company controlled by the CFO a total of $11,025 (2021 - $12,600) in office rent.

On December 7, 2022, the Company cancelled and concurrently replaced 32,350,000 stock options previously issued to the Company’s CEO and a Director of the Company from 2021 to 2022. The modification incremental fair value of $80,105 was recognized in the current period. The 32,350,000 replacement options and a term of 6 years, exercisable at a price of $0.28 per share, expiring on December 6, 2028.

On December 7, 2022, the Company cancelled and concurrently replaced 13,260,000 stock options previously issued to the Company’s CFO and a Director of the Company from 2018 to 2022. The modification incremental fair value of $82,398 was recognized in the current period. The 13,260,000 replacement options granted have a term of 6 years, exercisable at a price of $0.028 per share, expiring on December 6, 2028.

On December 7, 2022, the Company cancelled and concurrently replaced 7,500,000 stock options previously issued to a director of the Company from 2018 to 2022. The modification incremental fair value of $24,524 was recognized in the current period The 7,500,000 replacement options granted are fully vested and have a term of 6 years, exercisable at a price of $0.028 per share, expiring on December 6, 2028.

On December 7, 2022, in connection with a consultant’s continued service to the Company, the Company cancelled, and concurrently replaced 36,280,000 stock options previously issued to the consultant pursuant to the Company’s Amended 2017 Plan between 2018 to 2021 at various exercise prices between $0.06 and $0.11 per share. The replacement options are fully vested and have a term of 6 years, exercisable at a price of $0.028 per share, expiring on December 6, 2028.

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the securities purchased by Mr. Smith during 2022.

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants issued to Mr. Smith and Mr. Guzzetta during 2022.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2022 and 2021, Davidson & Company LLP, Chartered Professional Accountants (“Davidson”) the Company’s principal accountants billed the Company $28,847 and $28,500, respectively for fees for the audit of the Company’s annual financial statements.  All amounts are in U.S. dollars.

Audit-Related Fees

For the years ended December 31, 2022 and 2021, Davidson did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”

Tax Fees

For the years ended December 31, 2022 and 2021, Davidson billed $3,500 in 2022 and $3,500 in 2021 for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2021 and 2020, Davidson did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2022 and 2021, Davidson billed the Company $25,293 and $23,837 for fees for the review of the Company’s quarterly financial statements.  All amounts are in U.S. dollars.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation as filed on February 16, 2022(1).
3.2	Amended and Restated Bylaws of the Company as approved on December 20, 2021(2)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(3)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(6)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(10)
4.4	Consultant Warrant*
4.5	Form of Warrant*
4.6	Description of our Securities*
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(4)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(5)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(7)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(7)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(8)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(9)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(9)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(9)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(11)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

1.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 14, 2022 with the SEC.

2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2021 with the SEC.
3.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.

4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.

5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.

6.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.

8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.

9.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.

11.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.

*	Filed herewith.

**	Furnished, not filed herewith.

ITEM 16. Form 10-K Summary

This Item is optional and the registrant is not required to furnish this information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INCORPORATED

Dated: March 17, 2023	By:	/s/ Clarence E. Smith
Clarence E. Smith
Principal Executive Officer

Dated: March 17, 2023	By:	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 17, 2023	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 17, 2023	By:	/s/ Edward P. McDonough
Edward P. McDonough
Director

PROTOKINETIX, INC. (A Development Stage Company) FINANCIAL STATEMENTS December 31, 2022 (Stated in US Dollars)

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Protokinetix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Protokinetix, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Fair value of intangible assets

As discussed in Note 4 to the financial statements, the Company held intangible assets of $436,270 relating to patent and patent application rights.

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

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada Chartered Professional Accountants

March 17, 2023

 PROTOKINETIX, INC.

(A Development Stage Company)

BALANCE SHEETS

As of December 31, 2022

	2022	2021
ASSETS
Current Assets
Cash	$25,550	$57,568
Prepaid expenses and deposits (Note 3)	1,050	25,995
Total current assets	26,600	83,563

Intangible assets (Note 4)	436,270	362,671

Total assets	$462,870	$446,234
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$41,530	$93,268

Total liabilities	41,530	93,268
Stockholders' Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 322,880,151 and 297,393,485 shares issued and outstanding for 2022 and 2021 respectively (Note 7)	1,726	1,591
Additional paid-in capital	47,868,093	45,892,545
Accumulated deficit	(47,448,479)	(45,541,170)
Total stockholders' equity	421,340	352,966
Total liabilities and stockholders' equity	$462,870	$446,234

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022 and 2021

	2022	2021

EXPENSES
Amortization – intangible assets (Note 4)	$58,450	$3,000
General and administrative	162,749	316,995
Professional fees (Note 8)	166,254	160,388
Research and development	448,873	435,872
Share-based compensation (Notes 5 and 8)	1,070,983	1,413,055

Operating Income (Expenses)	(1,907,309)	(2,329,310)

Net loss for the year	$(1,907,309)	$(2,329,310)

Net loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	307,392,069	291,865,922

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2022 and 2021

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

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2021	297,393,485	$1,591	$45,892,545	$(45,541,170)	$352,966

Fair value of share-based compensation	—	—	1,070,983	—	1,070,983

Issuance of common stock pursuant to private placement offering	25,486,666	135	904,565	—	904,700

Net loss for the year	—	—	—	(1,907,309)	(1,907,309)

Balance, December 31, 2022	322,880,151	$1,726	$47,868,093	$(47,448,479)	$421,340

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

	2022	2021

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(1,907,309)	$(2,329,310)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	58,450	3,000
Fair value of compensatory options granted	1,070,983	1,413,055

Changes in operating assets and liabilities:
Prepaid expenses and deposits	24,945	(24,945)
Accounts payable and accrued liabilities	(51,738)	48,309

Net cash used in operating activities	(804,669)	(889,891)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(132,049)	(90,985)

Net cash used in investing activities	(132,049)	(90,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	904,700	845,000

Net cash from financing activities	904,700	845,000

Net change in cash	(32,018)	(135,877)

Cash, beginning of year	57,568	193,445

Cash, end of year	$25,550	$57,568

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information – non-cash transactions:
There were no non-cash financing or investing activities.	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at December 31, 2022.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

.

 The Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.  Management is presently engaged in seeking additional working capital through equity financing or related party loans. In addition, any significant disruption of global financial markets, reducing our ability to access capital, could negatively affect our liquidity and ability to continue operations. The exact impact is and will remain unknown and is largely dependent upon future developments, including but not limited to information on the duration and spread of COVID-19, changes in customer demand, additional mitigation strategies proposed by governmental authorities (including federal, state, or local stay at home or similar orders), restrictions on the activities of our domestic and international suppliers and shipment of goods.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are expressed in United States dollars.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

At December 31, 2022, there were no other assets or liabilities subject to additional disclosure.

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

December 31, 2022

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

As at December 31, 2022, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the patent application costs at December 31, 2022.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,290,000 stock options (December 31, 2021 – 84,690,000) and 13,300,000 warrants (December 31, 2021 –12,081,143) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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

December 31, 2022

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

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 2. Summary of Significant Accounting Policies (cont'd)

Recent Accounting Pronouncements

 The Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Note 3.  Prepaid Expenses and Deposits

The following summarizes the Company's prepaid expenses and deposits outstanding as at December 31, 2022 and 2021:

Schedule of prepaid expenses
	2022	2021
Rental deposit	$1,050	$1,050
Deposit on February 11, 2022 shareholder meeting	—	24,945
Total Prepaid Expenses and Deposits	$1,050	$25,995

   PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 4. Intangible Assets

Intangible asset transactions are summarized as follows:

Intangible asset transactions
	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2020	$30,000	$261,186	$291,186
Additions	—	90,985	90,985
Balance, December 31, 2021	$30,000	$352,171	$382,171
Additions	—	132,049	132,049
Balance, December 31, 2022	$30,000	$484,220	$514,220
Accumulated amortization
Balance, December 31, 2020	$16,500	$—	$16,500
Amortization	3,000	—	3,000
Balance, December 31, 2021	$19,500	$—	$19,500
Amortization	3,000	55,450	58,450
Balance, December 31, 2022	$22,500	$55,450	$77,950

Net carrying amounts
December 31, 2021	$10,500	$352,171	$362,671
December 31, 2022	$7,500	$428,770	$436,270

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the year ended December 31, 2022, the Company recorded $58,450 (2021 - $3,000) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $449,220 in direct costs relating to the Patent Application Rights, $132,049 of which were incurred during the year ended December 31, 2022.

   PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period.

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

As of December 31, 2022, there are 94,290,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 5.  Stock Options (cont'd)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2020	82,650,000	0.15
Options cancelled	(76,100,000)	0.16
Options exercised	(750,000)	0.07
Options granted	78,890,000	0.11
Outstanding, December 31, 2021	84,690,000	0.15	4.23

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2021	84,690,000	0.15
Options cancelled	(93,540,000)	0.14
Options expired	(400,000)	0.06
Options granted	103,540,000	0.03
Outstanding, December 31, 2022	94,290,000	0.03	6.00

During the year ended December 31, 2022, the Company granted the following stock options:

On March 15, 2022, 10,000,000 options for shares of common stock exercisable at $0.06 per share, expiring March 14, 2030. These were cancelled On December 7, 2022 and reissued exercisable at $0.028, expiring December 6, 2028.

On December 7, 2022 , 93,540,000 options for shares of common stock exercisable between $0.06 and $0.11 per share, with various expiration dates were cancelled and reissued exercisable at $0.028 expiring December 6, 2028.

Total share-based compensation for the 103,540,000 stock options granted (2021 - 78,890,000) and vested during the year ended December 31, 2022 was $1,070,983 (2021 - $1,413,055). The fair values of the stock options granted were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

Schedule of valuation assumptions for options
	December 31, 2022	December 31, 2021
Risk-free interest rate	3.50%	2.55%
Dividend yield	0.00%	0.00%
Expected stock price volatility	143.43%	143.56%
Expected forfeiture rate	0.00%	0.00%
Expected life	6.00 years	5.09 years

The weighted-average fair value of the stock options granted during the year ended December 31, 2022 was $0.03 (December 31, 2021 - $0.10)

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 5.  Stock Options (cont'd)

The following non-qualified stock options were outstanding and exercisable at December 31, 2022:

Schedule of options by exercise price
Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
October 26, 2026	0.10	500,000	500,000
November 27, 2026	0.10	250,000	250,000
December 6, 2028	0.028	93,540,000	93,540,000
		94,290,000	94,290,000

As at December 31, 2022, the aggregate intrinsic value of the Company's stock options is $Nil .

PROTOKINETIX , INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 6.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2020	10,326,857	0.19
Warrants granted	4,968,572	0.08
Warrants exercised	(3,214,286)	0.07
Outstanding, December 31, 2021	12,081,143	0.17
Warrants granted	13,300,000	0.04
Warrants expired	(6,081,143)	0.09
Warrants cancelled	(6,000,000)	0.26
Outstanding, December 31, 2022	13,300,000	0.04

The following warrants were outstanding and exercisable as at December 31, 2022:

Schedule of outstanding and exercisable

Number of Warrants	Exercise Price	Expiry Date
1,000,000	$0.05	March 15, 2024
200,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
600,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
500,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
2,000,000	0.05	March 15, 2024
6,000,000	0.028	December 6, 2028
13,300,000

 In March, 2022 the Company issued 4,300,000 warrants as part of private placement transactions. On April 4, 2022 and May 12, 2022 the Company issued 1,000,000 and 2,000,000 warrants, respectively, as part of private placement transactions. On December 13, 2022, the Company cancelled 6,000,000 warrants issued July 15, 2019 with an exercise price of $0.26 in consideration for patent assignments, and expiring July 14, 2024. The Company reissued the 6,000,000 warrants with an exercise price of $0.028 and expiring December 12, 2028.

Total share-based compensation for the reissued warrants during the year ended December 31, 2022, was $115,537.

The fair values of the reissued warrants were estimated using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

December 31, 2022
Risk-free interest rate	3.50%
Dividend yield	0.00%
Expected stock price volatility	143.43%
Expected forfeiture rate	0.00%
Expected life	6 years

The weighted-average fair value of the warrants granted during the year ended December 31, 2022 was $0.03 (December 31, 2021 - $nil)

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 7.  Stockholders' Equity

The Company is authorized to issue 500,000,000 (December 31, 2021 – 400,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2022 (December 31, 2021 - $Nil).

During the year ended December 2022, the Company:

a)	Issued 5,450,000 shares of common stock (5,450,000 shares issued at $0.02) as part of a private placement for total proceeds of $109,000.
b)	Issued 3,100,000 shares of common stock (3,100,000 shares issued at $0.025) as part of a private placement for total proceeds of $77,500.
c)	Issued 7,500,000 shares of common stock (7,500,000 shares issued at $0.03) as part of a private placement for total proceeds of $225,000.
d)	Issued 2,136,666 shares of common stock (2,136,666 shares issued at $0.06) as part of a private placement for total proceeds of $128,200.
e)	Issued 7,300,000 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at $0.05) as part of a private placement for total proceeds of $365,000.

During the year ended December 2021, the Company:

a)	Issued 3,528,572 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.07 per share) as part of a private placement for total proceeds of $247,000.

b)	Issued 200,000 shares of common stock at $0.12 as part of a private placement for total proceeds of $24,000.

c)	Issued 1,440,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.10) as part of a private placement for total proceeds of $144,000.

d)	Issued 3,214,286 shares of common stock from exercised warrants (2,214,286 shares issued at $0.07 and 1,000,000 shares issued at $0.12) for total proceeds of $275,000.

e)	Issued 555,556 shares of common stock to the Company’s CFO pursuant to a cashless exercise of 750,000 stock options.
f)	Issued 250,000 shares of common stock at $0.08 as part of a private placement for total proceeds of $20,000.
g	Issued 2,250,000 shares of common stock at $0.06 as part of a private placement for total proceeds of $135,000.
h)	Extended exercise date for warrants to purchase 1,440,000 shares of common stock issued August of 2021.
i)	Extended exercise date for warrants to purchase 3,355,429 shares of common stock, issued December of 2020.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 8. Related Party Transactions and Balances

During the years ended December 31, 2022 and 2021, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2021 - $60,000) was paid or accrued to the Company's CFO. During the year ended December 31, 2022, the Company reimbursed a company controlled by the CFO a total of $11,025 (2021 - $12,600) in office rent.

b) On December 7, 2022, the Company cancelled and concurrently replaced 32,350,000 stock options previously issued to the Company’s CEO and a Director of the Company from 2021 to 2022. The modifications incremental fair value of $80,105 was recognized in the current period. The 32,350,000 replacement options granted have a term of 6 years, exercisable at a price of $0.028 per share, expiring on December 6, 2028

c) On December 7, 2022, the Company cancelled and concurrently replaced 13,260,000 stock options previously issued to the Company’s CFO of the Company from 2018 to 2022. The modifications incremental fair value of $82,398 was recognized in the current period. The 13,260,000 replacement options granted have a term of 6 years, exercisable at a price of $0.028 per share, expiring on December 6, 2028

d) On March 15, 2022, the Company granted 4,750,000 stock options to the Company’s CEO and 500,000 stock options to a Director of the Company, respectively. The 5,250,000 options granted have a term of 8 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030.

e) On March 15, 2022, the Company granted 1,500,000 stock options to the Company’s CFO. The options granted have a term of 8 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030.

f) The Company recognized $638,227 (2021 - $ 649,822) in share-based compensation during the year associated with stock options granted to key management personnel.

g) The Company recognized $638,227 including modifications (2021 - $722,822) in share-based compensation during the year associated with stock options granted to key management personnel. The total incremental fair value of stock options including modifications is $1,070,983.

As at December 31, 2022 and December 31, 2021, there were $nil balances owing to related parties.

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 9. Commitments and Contingency

Commitments

As at December 31, 2022, the Company has the following commitments:

a) Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.

b) Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for a term of 1 year for providing research consulting services. Agreement renews annually unless otherwise terminated by either party with at least 30 days’ notice.

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

PROTOKINETIX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 10.  Income Taxes

As a Nevada corporation, the Company is liable for taxes in the United States.  As of December 31, 2022, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements (December 31, 2021 – nil).

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

Schedule of Effective Income Tax Reconciliation
	2022	2021
Net loss for the year	$(1,907,309)	$(2,329,310)

Expected income tax recovery	$(400,535)	$(489,155)
Non-deductible expenses	$224,907	$296,742
Adjustment to prior years provision versus statutory tax returns	$75,628	$92,414
Change in valuation allowance	100,000	$100,000
Total income tax expense (recovery)	$—	$—

The Company’s deferred tax assets that have not been recognized are as follows:
Schedule of Deferred Tax Assets
Tax benefit of net operating loss carry forward	$6,400,000	$6,300,000
Valuation allowance	$(6,400,000)	$(6,300,000)
	$—	$—

The Company has net operation loss carryforwards of approximately $30,500,000 (December 31, 2021 - $30,000,000) to reduce future taxable income.  The valuation allowance has not changed during the year ended December 31,2022. Tax losses expire in years starting from 2023.

The deferred tax asset associated with the tax loss carry forward is approximately $6,400,000 (December 31, 2021 - $6,300,000).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.

Note 11. Subsequent Events

Subsequent to the year ended December 31, 2022, the Company:

a)	Issued 2,000,000 shares of common stock (2,000,000 shares issued at $0.02) to the CEO of the Company, as part of a private placement for total proceeds of $40,000.

