Form 10-Q
period 2023-03-31
ProtoKinetix, Inc.
filed 2023-05-02
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission File Number: 000-32917

PROTOKINETIX, INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	94-3355026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 W Main St. Dalton, Ohio 44618
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

Yes   ☐  No  ☒

As of April 28, 2023 there were 327,880,151 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$6,942	$25,550
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	7,992	26,600

Intangible assets (Note 4)	439,310	436,270

Total assets	$447,302	$462,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$53,000	$41,530

Total liabilities	53,000	41,530
Stockholders’ Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 326,880,151 and 322,880,151 shares issued and outstanding as at March 31, 2023 and December 31, 2022 respectively (Note 7)	1,747	1,726
Additional paid-in capital	47,948,072	47,868,093
Accumulated deficit	(47,555,517)	(47,448,479)
Total stockholders’ equity	394,302	421,340
Total liabilities and stockholders’ equity	$447,302	$462,870

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Three months ended March 31, 2023	Three months ended March 31, 2022

EXPENSES
Amortization – intangible assets (Note 4)	$10,703	$750
General and administrative	32,763	64,187
Professional fees	40,893	47,753
Research and development	22,679	163,049
Share-based compensation (Notes 5 and 8)		241,853

Operating Income (Expenses)	(107,038)	(517,592)

Net loss for the period	$(107,038)	$(517,592)
Net loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	325,457,929	299,216,892

 See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2022	322,880,151	$1,726	$47,868,093	$(47,448,479)	$421,340

Issuance of common stock pursuant to private placement offering	4,000,000	21	79,979	—	80,000

Net loss for the period	—	—	—	(107,038)	(107,038)

Balance, March 31, 2023	326,880,151	$1,747	$47,948,072	$(47,555,517)	$394,302

 For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2021	297,393,485	$1,591	$45,892,545	$(45,541,170)	$352,966

Issuance of common stock pursuant to private placement offering	6,436,666	34	343,166	—	343,200

Fair value of share-based compensation	—	—	241,853	—	241,853

Net loss for the period	—	—	—	(517,592)	(517,592)

Balance, March 31, 2022	303,830,151	$1,625	$46,477,564	$(46,058,762)	$420,427

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Three Months ended March 31, 2023	Three Months ended March 31, 2022

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(107,038)	$(517,592)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	10,703	750
Fair value of share-based compensation		241,853
Changes in operating assets and liabilities:
Prepaid expenses		24,945
Accounts payable and accrued liabilities	11,470	(86,268)

Net cash used in operating activities	(84,865)	(336,312)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(13,743)	(5,577)

Net cash used in investing activities	(13,743)	(5,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	80,000	343,200

Net cash from financing activities	80,000	343,200

Net change in cash	(18,608)	1,311

Cash, beginning of period	25,550	57,568

Cash, end of period	$6,942	$57,879

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2023.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed March 17, 2023, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At March 31, 2023, there were no other assets or liabilities subject to additional disclosure.

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

March 31, 2023

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

As at March 31, 2023, the Company does not hold any intangible assets with indefinite lives.

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

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,290,000 stock options (March 31, 2022 – 94,690,000), and 13,300,000 warrants (March 31, 2022 – 11,800,000) were not included in the computation of diluted loss per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

March 31, 2023

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Rental deposit	$1,050	$1,050

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2021	$30,000	$352,171	$382,171
Additions	—	132,049	132,049
Balance, December 31, 2022	$30,000	$484,220	$514,220
Additions	—	13,743	13,743
Balance, March 31, 2023	$30,000	$497,963	$527,963
Accumulated amortization
Balance, December 31, 2021	$19,500	$—	$19,500
Amortization	3,000	55,450	3,000
Balance, December 31, 2022	$22,500	$55,450	$77,950
Amortization	750	9,953	10,703
Balance, March 31, 2023	$23,250	$65,403	$88,653

Net carrying amounts
December 31, 2022	$7,500	$428,770	$436,270
Balance, March 31, 2023	6,750	432,560	439,310

 During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the three month period March 31, 2023, the Company recorded $10,703 (2022 - $750) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $497,963 in direct costs relating to the Patent Application Rights, $13,743 of which were incurred during three month period ended March 31, 2023.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period. No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to March 31, 2023.

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

As of March 31, 2023, there are 94,290,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

Note 5.  Stock Options (cont’d)

Total share-based compensation for stock options granted during the three-month period ended March 31, 2023 was $Nil (2022 - $241,853

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2021	82,690,000	0.15
Options cancelled	(93,540,000)	0.14
Options exercised	(400,000)	0.06
Options granted	103,540,000	0.03
Outstanding, December 31, 2022	94,290,000	0.03	6.00

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2022	94,290,000	0.03
Options cancelled	—	—
Options granted	—	—
Outstanding, March 31, 2023	94,290,000	0.03	6.00

The following non-qualified stock options were outstanding and exercisable at March 31, 2023:

Schedule of options by exercise price
Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
October 25, 2026	0.10	500,000	500,000
November 26, 2026	0.10	250,000	250,000
December 6, 2028	0.028	93,540,000	93,540,000
		94,290,000	94,290,000

As at March 31, 2023, the aggregate intrinsic value of the Company’s stock options is $ Nil (March 31, 2022 – $Nil). The weighted average fair value of stock options granted during the three-month period ended March 31, 2023 is $Nil (2022 - $Nil ).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

Note 6.  Warrants

Warrant transactions for the three-months ended March 31, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2021	12,081,143	0.17
Warrants granted	13,300,000	0.04
Warrants expired	(6,081,143)	0.09
Warrants cancelled	(6,000,000)	0.26
Outstanding, December 31, 2022 and March 31, 2023	13,300,000	0.04

The following warrants were outstanding and exercisable as at March 31, 2023:

Schedule of outstanding and exercisable

Number of Warrants	Exercise Price	Expiry Date
1,000,000	$0.05	March 15, 2024
200,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
600,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
500,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
2,000,000	0.05	March 15, 2024
6,000,000	0.028	December 12, 2028
13,300,000

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

Note 7.  Stockholders’ Equity

The Company is authorized to issue 500,000,000 (December 31, 2022 – 500,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2023 (March 31, 2022 - $Nil ).

During the three-month period ended March 31, 2023, the Company:

a)	Issued 4,000,000 shares of common stock (4,000,000 shares issued at $0.02) as part of a private placements for total proceeds of $80,000.

During the three-month period ended March 31, 2022, the Company:

a)	Issued 2,136,666 shares of common stock (2,136,666 shares issued at $0.06) as part of a private placement for total proceeds of $128,200.

b)	Issued 4,300,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock $0.05) as part of a private placement for total proceeds of $215,000.

Note 8. Related Party Transactions and Balances

During the three-month periods ended March 31, 2023 and 2022, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $15,000 (March 31, 2022 - $15,000) was paid or accrued to the Company's CFO. During the three months ended March 31, 2023, the Company reimbursed a company controlled by the CFO a total of $1,500 (March 31, 2022 - $3,150) in office rent.

b) On March 15, 2022, the Company granted 4,750,000 stock options to the Company’s CEO and 500,000 stock options to a Director of the Company, respectively. The 5,250,000 options granted have a term of 8 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030.

c) On March 15, 2022, the Company granted 1,500,000 stock options to the Company’s CFO. The options granted have a term of 8 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030

As at March 31, 2023 and March 31, 2022, there were $Nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

Note 9.  Commitments and Contingency

As at March 31, 2023, the Company has the following commitments:

a) Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.

b) Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for providing research consulting services. The agreement renews annually unless otherwise terminated by either party with at least 30 days’ notice. The agreement is in effect as of March 31, 2023.

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

The following discussion provides information regarding the results of operations for the three-month period ended March 31, 2023 and 2022, and our financial condition, liquidity and capital resources as of March 31, 2023 and December 31, 2022.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

We continue to monitor the status of the pandemic and will adjust our strategy accordingly in order to mitigate the impact on our research projects. The Company survived the adverse effects of the 2020 COVID-19 outbreak and as at March 31, 2023 continues to carry out operations including raising funds for ongoing research and product development.

Results of Operations

The following table shows selected financial data and operating results for the periods noted.  Following the table, please see management’s discussion of significant changes.

	For the Three Months Ended
	March 31,
	2023	2022
EXPENSES
Amortization	$10,703	$750
General and Administrative	32,763	64,187
Professional Fees	40,893	47,753
Research and Development	22,679	163,049
Share-Based Compensation	—	241,853

Net loss for the period	$(107,038)	(517,592)

Gross Profit and Expenses

The Company’s net loss was $107,038 for the three-month period ended March 31, 2023 compared to $517,892 for the three-month period ended March 31, 2022.  The expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior three-month period ended March 31, 2022 include:

General and administrative fees dropped by $31,424 from $64,187 to $32,763 primarily as a result of a decrease in spending on social media advertising, and investor relations. Additionally no current year project expenses related to product development.

Professional fees decreased by $6,860 from $47,753 to $40,893 due to decreases in legal and filing fees associated with year end reporting.

Research and development expenditures decreased significantly year over year with a change of $140,370 from $163,049 to $22,679 as the Company pursues research partners for cost sharing and engages institutes with grants available for continued studies on our patented AAGP molecule.

Share-based compensation decreased by $241,853 from $241,853 to $Nil as a result of no further stock options being granted to directors and management of the Company as at March 31,2023.

Liquidity and Capital Resources

The following summarizes our balance sheet at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash	$6,942	$25,550

Working Capital	$(45,008)	$(14,930)

At March 31, 2023, we had $6,942 in cash and $7,992 in total current assets and a negative working capital equity position of $(45,008). Based upon our working capital equity as of March 31, 2023, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities fell by $251,447 from $336,312 to $84,865 for the three-months ended March 31, 2022, and 2023, respectively. With the year over year change primarily in share-based compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities was $13,743 for the three-month period ended March 31, 2023 while the Company had net cash used in investing activities of $5,577 for the comparative period.  The difference is attributable to an expansion of international patent acquisitions during the first quarter of the current year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased $263,200 from $343,200 to $80,000 for the three-months ended March 31, 2022, and 2023, respectively. The decrease of funding from private placements through the first of 2023 reflects the focus on finding financial partners for further research and development.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2023.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of March 31, 2023 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 17, 2023 and below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January 23, 2023 and February 13, 2023, the Company issued 4,000,000 shares of common stock to accredited investors in a private placement for gross proceeds of $80,000 at a price per share of $0.02, of which the Company’s President and CEO, Clarence E. Smith, invested $40,000 for 2,000,000 shares. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on January 6, 2023 and an amended Form D on February 7, 2023.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On April 10, 2023, the Company issued 1,000,000 shares of common stock to an accredited investor in a private placement for gross proceeds of $20,000 at a price per share of $0.02. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on January 6, 2023 and an amended Form D on February 7, 2023.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation as filed on February 16, 2022(1)
3.2	Amended and Restated Bylaws of the Company as approved on December 20, 2021(2)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(3)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(6)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(10)
4.4	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on March 15, 2022(12)
4.5	Consultant Warrant(13)
4.6	Form of Warrant(13)
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(4)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(5)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(7)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(7)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(8)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(9)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(9)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(9)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(11)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Date File (formatted in Incline XBRL and contained in Exhibit 101)*

1.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 14, 2022 with the SEC.

2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2021 with the SEC.

3.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.

4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.

5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.

6.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.

8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.

9.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.
11.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.
12.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2022 with the SEC.
13.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 17, 2023 with the SEC.

*	Filed herewith.

**	Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2023	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael R. Guzzetta
Michael R. Guzzetta
Chief Financial Officer

