Form 10-Q
period 2023-06-30
ProtoKinetix, Inc.
filed 2023-07-14
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes   ☐  No  ☒

As of July 14, 2023 there were 335,630,151 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

1

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$18,655	$25,550
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	19,705	26,600

Intangible assets (Note 4)	447,275	436,270

Total assets	$466,980	$462,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$13,255	$41,530

Total liabilities	13,255	41,530
Stockholders’ Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 335,630,151 and 322,880,151 shares issued and outstanding as at June 30, 2023 and December 31, 2022 respectively (Note 7)	1,795	1,726
Additional paid-in capital	48,123,024	47,868,093
Accumulated deficit	(47,671,094)	(47,448,479)
Total stockholders’ equity	453,725	421,340
Total liabilities and stockholders’ equity	$466,980	$462,870

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Six Months Ended June 30, 2023 and 2022

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
EXPENSES
Amortization – intangible assets (Note 4)	$11,563	$750	$22,266	$1,500
General and administrative	35,715	56,487	68,477	114,538
Professional fees	36,318	40,139	77,211	87,892
Research and development	31,981	102,924	54,661	265,974
Share-based compensation (Notes 5 and 8)	—	241,853	—	483,706

Operating Income (Expenses)	(115,577)	(442,153)	(222,615)	(953,610)

Net loss for the period	$(115,577)	$(442,153)	$(222,615)	$(953,610)
Net loss per common share (basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	335,630,151	290,989,603	328,025,179	282,228,660

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2022	322,880,151	$1,726	$47,868,093	$(47,448,479)	$421,340

Issuance of common stock pursuant to private placement offering	12,750,000	69	254,931	—	255,000

Net loss for the period	—	—	—	(222,615)	(222,615)

Balance, June 30, 2023	335,630,151	$1,795	$48,123,024	$(47,671,094)	$453,725

For the Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, March 31, 2023	326,880,151	$1,747	$47,948,072	$(47,555,517)	$394,302

Issuance of common stock pursuant to private placement offering	8,750,000	48	174,952	—	175,000

Net loss for the period	—	—	—	(115,577)	(115,577)

Balance, June 30, 2023	335,630,151	$1,795	$48,123,024	$(47,671,094)	$453,725

For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2021	297,393,485	$1,591	$45,892,545	$(45,541,170)	$352,966

Issuance of common stock pursuant to private placement offering	9,436,666	50	493,150	—	493,200

Fair value of share-based compensation	—	—	483,706	—	483,706

Net loss for the period	—	—	—	(953,610)	(953,610)

Balance, June 30, 2022	306,830,151	$1,641	$46,869,401	$(46,494,780)	$376,262

For the Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, March 31, 2022	303,830,151	$1,625	$46,477,564	$(46,052,627)	$426,562

Issuance of common stock pursuant to private placement offering	3,000,000	16	149,984	—	150,000

Fair value of share-based compensation	—	—	241,853	—	241,853

Net loss for the period	—	—	—	(442,153)	(442,153)

Balance, June 30, 2022	306,830,151	$1,641	$46,869,401	$(46,494,780)	$376,262

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

 For the Six Months Ended June 30, 2023 and 2022

	Six Months ended June 30, 2023	Six Months ended June 30, 2022

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(222,615)	$(953,610)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	22,266	1,500
Fair value of share-based compensation	—	483,706
Changes in operating assets and liabilities:
Prepaid expenses	—	24,945
Accounts payable and accrued liabilities	(28,275)	(56,488)

Net cash used in operating activities	(228,624)	(499,947)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(33,271)	(31,991)

Net cash used in investing activities	(33,271)	(31,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	255,000	493,200

Net cash from financing activities	255,000	493,200

Net change in cash	(6,895)	(38,738

Cash, beginning of period	25,550	57,568

Cash, end of period	$18,655	$18,830

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at June 30,2023.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2023

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At June 30, 2023, there were no other assets or liabilities subject to additional disclosure.

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

June 30, 2023

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

As at June 30, 2023, the Company does not hold any intangible assets with indefinite lives.

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

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,290,000 stock options (June 30, 2022 – 94,690,000), and 13,300,000 warrants (June 30, 2022 – 11,800,000) were not included in the computation of diluted loss per share at for all periods presented because it was anti-dilutive at due to the Company’s losses.

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

June 30, 2023

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Rental deposit	$1,050	$1,050

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2021	$30,000	$352,171	$382,171
Additions	—	132,049	132,049
Balance, December 31, 2022	$30,000	$484,220	$514,220
`Additions	—	33,271	33,271
Balance, June 30, 2023	$30,000	$517,491	$547,491
Accumulated amortization
Balance, December 31, 2021	$19,500	$—	$19,500
Amortization	3,000	55,450	58,450
Balance, December 31, 2022	$22,500	$55,450	$77,950
Amortization	1,500	20,766	22,266
Balance, June 30, 2023	$24,000	—	$100,216

Net carrying amounts
December 31, 2022	$7,500	$428,770	$436,270
Balance, June 30, 2023	$6,000	$441,275	$447,275

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the six month period June 30, 2023, the Company recorded $22,266 (2022 - $1,500) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $517,491 in direct costs relating to the Patent Application Rights, $33,271 of which were incurred during six month period ended June 30, 2023.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period. No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to June 30, 2023.

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

As of June 30, 2023, there are 94,290,000 options granted and outstanding under the 2017 Plan.

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

Note 5.  Stock Options (cont’d)

Total share-based compensation for stock options granted during the six-month period ended June 30, 2023 was $Nil (2022 - $Nil )

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2021	84,690,000	0.15
Options cancelled	(103,540,000)	0.14
Options exercised	(400,000)	0.06
Options granted	103,540,000	0.03
Outstanding, December 31, 2022	94,290,000	0.03	6.00

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2022	94,290,000	0.03
Options cancelled	—	—
Options granted	—	—
Outstanding, June 30, 2023	94,290,000	0.03	6.00

The following non-qualified stock options were outstanding and exercisable at June 30, 2023:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable

October 25, 2026	0.10	500,000	500,000
November 26, 2026	0.10	250,000	250,000
December 6, 2028	0.028	93,540,000	93,540,000
		94,290,000	94,290,000

As at June 30, 2023, the aggregate intrinsic value of the Company’s stock options is $ Nil (June 30, 2022 – $Nil ). The weighted average fair value of stock options granted during the six-month period ended June 30, 2023 is $Nil (2022 - $Nil ).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

Note 6.  Warrants

Warrant transactions for the six-months ended June 30, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2021	12,081,143	0.17
Warrants granted	13,300,000	0.04
Warrants expired	(6,081,143)	0.09
Warrants cancelled	(6,000,000)	0.26
Outstanding, December 31, 2022 and June 30, 2023	13,300,000	0.04

The following warrants were outstanding and exercisable as at June 30, 2023:

Number of Warrants	Exercise Price	Expiry Date
1,000,000	$0.05	March 15, 2024
200,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
600,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
500,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
2,000,000	0.05	March 15, 2024
6,000,000	0.028	December 12, 2028
13,300,000

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

Note 7.  Stockholders’ Equity

The Company is authorized to issue 500,000,000 (December 31, 2022 – 500,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2023 (June 30, 2022 - $ nil).

During the six-month period ended June 30, 2023, the Company:

a)	Issued 12,750,000 shares of common stock (12,750,000 shares issued at $0.02) as part of a private placements for total proceeds of $255,000.

During the six-month period ended June 30, 2022, the Company:

a)	Issued 2,136,666 shares of common stock (2,136,666 shares issued at $0.06) as part of a private placement for total proceeds of $128,200.

b)	Issued 7,300,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock $0.05) as part of a private placement for total proceeds of $365,000.

Note 8. Related Party Transactions and Balances

During the six-month periods ended June 30, 2023 and 2022, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $30,000 (June 30, 2022 - $30,000) was paid or accrued to the Company's CFO. During the six months ended June 30, 2023, the Company reimbursed a company controlled by the CFO a total of $3,000 (June 30, 2022 - $6,300) in office rent.

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

d) The Company recognized $nil (2022 - $338,348) in share-based compensation during the period associated with stock options granted to key management personnel

As at June 30, 2023 and June 30, 2022, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

Note 9.  Commitments and Contingency

As at June 30, 2023, the Company has the following commitments:

a) Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.

b) Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for providing research consulting services. The agreement renews annually unless otherwise terminated by either party with at least 30 days’ notice. The agreement is in effect as of June 30, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the six-month period ended June 30, 2023 and 2022, and our financial condition, liquidity and capital resources as of June 30, 2023 and December 31, 2022.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the period ended March 31, 2023.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

We continue to monitor the status of the pandemic and will adjust our strategy accordingly in order to mitigate the impact on our research projects. The Company survived the adverse effects of the 2020 Covid outbreak and as at June 30, 2023 continues to carry out operations including raising funds for ongoing research and product development.

Results of Operations

 The following table shows selected financial data and operating results for the periods noted.  Following the table, please see management’s discussion of significant changes.

	For the Six Months Ended
	June 30,
	2023	2022
EXPENSES
Amortization	$22,266	$1,500
General and Administrative	68,477	114,538
Professional Fees	77,211	87,892
Research and Development	54,661	265,974
Share-Based Compensation	—	483,706
Net loss for the period	$(222,615)	$(953,610)

Gross Profit and Expenses

The Company’s net loss was $222,615 for the six-month period ended June 30, 2023 compared to $953,610 for the six-month period ended June 30, 2022.  The expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior six-month period ended June 30, 2022 include:

General and administrative fees dropped by $46,061 from $114,538 to $68,477 primarily as a result of a decrease in spending on social media advertising, and investor relations. Additionally no current year project expenses related to product development.

Professional fees decreased by $10,681 from $87,892 to $77,211 due to decreases in legal and filing fees associated with private placement offering and SEC reporting.

Research and development expenditures decreased significantly year over year with a change of $211,313 from $265,974 to $54,661 as the Company pursues research partners for cost sharing and engages institutes with grants available for continued studies on our patented AAGP molecule.

Share-based compensation decreased by $483,706 from $483,706 to $Nil as a result of no further stock options being granted to directors and management of the Company as at June 30,2023.

Liquidity and Capital Resources

The following summarizes our balance sheet at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash	$18,655	$25,550

Working Capital (deficiency)	$6,449	$(14,930)

 At June 30, 2023, we had $18,655 in cash and $19,705 in total current assets and a working capital equity position of $6,449. Based upon our working capital equity as of June 30, 2023, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities fell by $271,323 from $499,947 to $228,624 for the six-months ended June 30, 2022, and 2023, respectively. With the year over year change due to a reduction in accounts payable, a change in scheduled patent amortization and no share-based compensation granted during the six-month period ended June 30, 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities was $33,272 for the six-month period ended June 30, 2023 while the Company had net cash used in investing activities of $31,991 for the comparative period.  Minimal change year-over-year to scheduled maintenance fees on existing international patent portfolio.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased $238,200 from $493,200 to $255,000 for the six-months ended June 30, 2022, and 2023, respectively. The decrease of funding from private placements through the first of 2023 reflects the focus on finding financial partners for further research and development.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2023.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of June 30, 2023 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six-months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 17, 2023 and our Quarterly Report on Form 10-Q for the period ended March 31, 2023 as filed with the SEC on May 2, 2023.

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

Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community could include an increased number or severity of cyber-attacks from Russia or its allies. We are dependent on information technology systems, and any interruption, breach, or security lapse of those systems could adversely affect our results of operations. For example, the loss of data from any clinical trials could result in delays in research and development, and the loss, corruption, or unauthorized disclosure of our trade secrets, patents, or other proprietary information could compromise the commercial viability of our products. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with state, federal and international laws that may be enacted to address those threats.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between April 10, 2023 and June 15, 2023, the Company issued 8,750,000 shares of common stock to accredited investors in a private placement for gross proceeds of $175,000, of which, the Company’s President and CEO, Clarence E. Smith, purchased 5,750,000 shares. Each share of common stock had a purchase price of $0.02 per share. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on January 6, 2023, as amended on February 7, 2023, May 25, 2023, and June 16,2023.

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

Date: July 14, 2023	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

