Form 10-Q
period 2023-09-30
ProtoKinetix, Inc.
filed 2023-10-18
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes   ☐  No  ☒

As of October 18, 2023 there were 338,880,151 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$12,396	$25,550
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	13,446	26,600

Intangible assets (Note 4)	437,449	436,270

Total assets	$450,895	$462,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$12,562	$41,530

Total liabilities	12,562	41,530
Stockholders’ Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 338,880,151 and 322,880,151 shares issued and outstanding as at September 30, 2023 and December 31, 2022 respectively (Note 7)	1,811	1,726
Additional paid-in capital	48,188,008	47,868,093
Accumulated deficit	(47,751,486)	(47,448,479)
Total stockholders’ equity	438,333	421,340
Total liabilities and stockholders’ equity	$450,895	$462,870

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
EXPENSES
Amortization – intangible assets (Note 4)	$11,187	$750	$33,452	$2,250
General and administrative	16,539	31,690	85,018	146,227
Professional fees	31,370	33,122	108,581	121,015
Research and development	21,295	160,994	75,956	426,968
Share-based compensation (Notes 5 and 8)	—	143,486	—	627,192

Operating Income (Expenses)	(80,391)	(370,042)	(303,007)	(1,323,652)

Net loss for the period	$(80,391)	$(370,042)	$(303,007)	$(1,323,652)
Net loss per common share (basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	335,630,151	290,989,603	331,075,206	299,244,493

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2022	322,880,151	$1,726	$47,868,093	$(47,448,479)	$421,340

Issuance of common stock pursuant to private placement offering	16,000,000	85	319,915	—	320,000

Net loss for the period	—	—	—	(303,007)	(303,007)

Balance, September 30, 2023	338,880,151	$1,811	$48,188,008	$(47,751,486)	$438,333

For the Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, June 30, 2023	335,630,151	$1,795	$48,123,024	$(47,671,094)	$453,725

Issuance of common stock pursuant to private placement offering	3,250,000	16	64,984	—	65,000

Net loss for the period	—	—	—	(80,392)	(80,392)

Balance, September 30, 2023	338,880,151	$1,811	$48,188,008	$(47,751,486)	$438,333

For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2021	297,393,485	$1,591	$45,892,545	$(45,541,170)	$352,966

Issuance of common stock pursuant to private placement offering	16,936,666	90	718,110	—	718,200

Fair value of share-based compensation	—	—	627,192	—	627,192

Net loss for the period	—	—	—	(1,323,652)	(1,323,652)

Balance, September 30, 2022	314,330,151	$1,681	$47,237,847	$(46,864,822)	$374,706

For the Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, June 30, 2022	306,830,151	$1,641	$46,869,401	$(46,494,780)	$376,262

Issuance of common stock pursuant to private placement offering	7,500,000	40	224,960	—	225,000

Fair value of share-based compensation	—	—	143,486	—	143,486

Net loss for the period	—	—	—	(370,042)	(370,042)

Balance, September 30, 2022	314,330,151	$1,681	$47,237,847	$(46,864,822)	$374,706

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

 For the Nine Months Ended September 30, 2023 and 2022

	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(303,007)	$(1,323,652)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	33,452	2,250
Fair value of share-based compensation	—	627,192
Changes in operating assets and liabilities:
Prepaid expenses	—	24,945
Accounts payable and accrued liabilities	(28,968)	11,765

Net cash used in operating activities	(298,523)	(657,500)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(34,631)	(74,556)

Net cash used in investing activities	(34,631)	(74,556)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	320,000	718,200

Net cash from financing activities	320,000	718,200

Net change in cash	(13,154)	(13,856)

Cash, beginning of period	25,550	57,568

Cash, end of period	$12,396	$43,712

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at September 30,2023.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.  Management is presently engaged in seeking additional working capital through equity financing or related party loans. In addition, any significant disruption of global financial markets, reducing our ability to access capital, could negatively affect our liquidity and ability to continue operations. The exact impact is and will remain unknown and largely dependent upon future developments, including but not limited to changes in customer demand, additional mitigation strategies proposed by governmental authorities (including federal, state, or local stay at home or similar orders), restrictions on the activities of our domestic and international suppliers and shipment of goods.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS September 30, 2023

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Level 1 inputs are used to measure cash. At September 30, 2023, there were no other assets or liabilities subject to additional disclosure.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS September 30, 2023

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

As at September 30, 2023, the Company does not hold any intangible assets with indefinite lives.

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

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,290,000 stock options (September 30, 2022 – 94,690,000), and 13,300,000 warrants (September 30, 2022 – 14,800,000) were not included in the computation of diluted loss per share at September 30, 2023 for all periods presented because it was anti-dilutive at September 30, 2023 due to the Company’s losses.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS September 30, 2023

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS September 30, 2023

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Rental deposit	$1,050	$1,050

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS September 30, 2023

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2021	$30,000	$352,171	$382,171
Additions	—	132,049	132,049
Balance, December 31, 2022	$30,000	$484,220	$514,220
Additions	—	34,631	34,631
Balance, September 30, 2023	$30,000	$518,851	$548,851
Accumulated amortization
Balance, December 31, 2021	$19,500	$—	$19,500
Amortization	3,000	55,450	58,450
Balance, December 31, 2022	$22,500	$55,450	$77,950
Amortization	2,250	31,202	33,452
Balance, September 30, 2023	$24,750	86,652	$111,402

Net carrying amounts
December 31, 2022	$7,500	$428,770	$436,270
Balance, September 30, 2023	$5,250	$432,199	$437,449

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the nine month period September 30, 2023, the Company recorded $33,452 (2022 - $2,250) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $518,851 in direct costs relating to the Patent Application Rights, $34,631 of which were incurred during nine month period ended September 30, 2023.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS September 30, 2023

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

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period. No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to September 30, 2023.

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

As of September 30, 2023, there are 94,290,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS September 30, 2023

Note 5.  Stock Options (cont’d)

Total share-based compensation for stock options granted during the nine-month period ended September 30, 2023 was $Nil (2022 - $627,192)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2021	84,690,000	0.15
Options cancelled	(93,540,000)	0.14
Options exercised	(400,000)	0.06
Options granted	103,540,000	0.03
Outstanding, December 31, 2022	94,290,000	0.03	6.00

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2022	94,290,000	0.03
Options cancelled	—	—
Options granted	—	—
Outstanding, September 30, 2023	94,290,000	0.03	5.00

The following non-qualified stock options were outstanding and exercisable at September 30, 2023:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
October 25, 2026	0.10	500,000	500,000
November 26, 2026	0.10	250,000	250,000
December 6, 2028	0.028	93,540,000	93,540,000
		94,290,000	94,290,000

As at September 30, 2023, the aggregate intrinsic value of the Company’s stock options is $ Nil (September 30, 2022 – $Nil ). The weighted average fair value of stock options granted during the nine-month period ended September 30, 2023 is $Nil (2022 - $Nil ).

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS September 30, 2023

Note 6.  Warrants

Warrant transactions for the nine-months ended September 30, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2021	12,081,143	0.17
Warrants granted	13,300,000	0.04
Warrants expired	(6,081,143)	0.09
Warrants cancelled	(6,000,000)	0.26
Outstanding, December 31, 2022 and September 30, 2023	13,300,000	0.04

The following warrants were outstanding and exercisable as at September 30, 2023:

Number of Warrants	Exercise Price	Expiry Date
1,000,000	$0.05	March 15, 2024
200,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
600,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
500,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
2,000,000	0.05	March 15, 2024
6,000,000	0.028	December 12, 2028
13,300,000

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS September 30, 2023

Note 7.  Stockholders’ Equity

The Company is authorized to issue 500,000,000 (December 31, 2022 – 500,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2023 (September 30, 2022 - $ nil).

During the nine-month period ended September 30, 2023, the Company:

a)	Issued 16,000,000 shares of common stock (16,000,000 shares issued at $0.02) as part of a private placement for total proceeds of $320,000.

During the nine-month period ended September 30, 2022, the Company:

a)	Issued 7,500,000 shares of common stock (7,500,000 shares issued at $0.03) as part of a private placement for total proceeds of $225,000.

b)	Issued 2,136,666 shares of common stock (2,136,666 shares issued at $0.06) as part of a private placement for total proceeds of $128,200.

c)	Issued 7,300,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock $0.05) as part of a private placement for total proceeds of $365,000.

Note 8. Related Party Transactions and Balances

During the nine-month periods ended September 30, 2023 and 2022, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $45,000 (September 30, 2022 - $45,000) was paid or accrued to the Company's CFO. During the nine months ended September 30, 2023, the Company reimbursed a company controlled by the CFO a total of $4,500 (September 30, 2022 - $9,450) in office rent.

b) On March 15, 2022, the Company granted 4,750,000 stock options to the Company’s CEO and 500,000 stock options to a Director of the Company, respectively. The 5,250,000 options granted have a term of 8 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030. The options were cancelled and replaced on December 7, 2022 with options exercisable at $0.028 per share and expiring on December 6, 2028.

c) On March 15, 2022, the Company granted 1,500,000 stock options to the Company’s CFO. The options granted have a term of 8 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030. The options were cancelled and replaced on December 7, 2022 with options exercisable at $0.028 per share and expiring on December 6, 2028.

d) The Company recognized $nil (2022 - $338,348) in share-based compensation during the period associated with stock options granted to key management personnel

As at September 30, 2023 and September 30, 2022, there were $nil balances owing to related parties.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS September 30, 2023

Note 9.  Commitments and Contingency

As at September 30, 2023, the Company has the following commitments:

a) Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.

b) Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for providing research consulting services. The agreement renews annually unless otherwise terminated by either party with at least 30 days’ notice. The agreement is in effect as of September 30, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the nine-month period ended September 30, 2023 and 2022, and our financial condition, liquidity and capital resources as of September 30, 2023 and December 31, 2022.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the period ended September 30, 2023.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

We continue to monitor the status of the pandemic and will adjust our strategy accordingly in order to mitigate the impact on our research projects. The Company survived the adverse effects of the 2020 Covid outbreak and as at September 30, 2023 continues to carry out operations including raising funds for ongoing research and product development.

Results of Operations

 The following table shows selected financial data and operating results for the periods noted.  Following the table, please see management’s discussion of significant changes.

	For the Nine Months Ended
	September 30,
	2023	2022
EXPENSES
Amortization	$33,452	$2,250
General and Administrative	85,018	146,227
Professional Fees	108,581	121,015
Research and Development	75,956	426,968
Share-Based Compensation	—	627,192
Net loss for the period	$(303,007)	$(1,323,652)

Gross Profit and Expenses

The Company’s net loss was $303,006 for the nine-month period ended September 30, 2023 compared to $1,323,652 for the nine-month period ended September 30, 2022.  The expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior nine-month period ended September 30, 2022 include:

General and administrative fees dropped by $61,209 from $146,227 to $85,018 primarily as a result of a decrease in spending on social media advertising, and investor relations. Additionally, there are no current year project expenses related to product development and marketing expenses have been significantly reduced.

Professional fees decreased by $10,681 from $121,015 to $108,581 due to decreases in legal and filing fees associated with private placement offering and SEC reporting, as well as the reduction in use of outside consultants.

Research and development expenditures remain lower year over year with a change of $351,012 from $426,968 to $75,956 as the Company pursues research partners for cost sharing and engages institutes with grants available for continued studies on our patented AAGP molecule.

Share-based compensation decreased by $627,192 from $627,192 to $Nil as a result of no further stock options being granted to directors and management of the Company as at September 30,2023.

Liquidity and Capital Resources

The following summarizes our balance sheet at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash	$12,396	$25,550

Working Capital (deficiency)	$884	$(14,930)

 At September 30, 2023, we had $12,396 in cash and $13,446 in total current assets and a working capital equity position of $884. Based upon our working capital equity as of September 30, 2023, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities fell by $358,977 from $657,500 to $298,523 for the nine-months ended September 30, 2022, and 2023, respectively. With the year over year change due to a reduction in accounts payable and significantly less research and development for nine-month period ended September 30, 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities was $34,631 for the nine-month period ended September 30, 2023 while the Company had net cash used in investing activities of $74,556 for the comparative period.  Minimal change year-over-year to scheduled maintenance fees on existing international patent portfolio with mid-year fees larger in prior year for the same period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased $238,200 from $718,200 to $320,000 for the nine-months ended September 30, 2022, and 2023, respectively. The decrease of funding from private placements through the first nine months of 2023 reflects the focus on finding financial partners for further research and development. Private placement investment has been narrowed to updates and expansions of existing studies.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2023.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of September 30, 2023 (the end of the period covered by this report).  Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine-months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 17, 2023 and our Quarterly Report on Form 10-Q for the period ended June 30, 2023 as filed with the SEC on July 14, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between July 31, 2023 and August 30, 2023, the Company issued 3,250,000 shares of common stock to accredited investors in a private placement for gross proceeds of $65,000, of which, the Company’s President and CEO, Clarence E. Smith, purchased 1,500,000 shares. Each share of common stock had a purchase price of $0.02 per share. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”) and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on January 6, 2023, as amended on February 7, 2023, May 25, 2023, and June 16, 2023 and September 7, 2023.

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

Date: October 18, 2023	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael Guzzetta
Michael Guzzetta
Chief Financial Officer

