Form 10-K
period 2023-12-31
ProtoKinetix, Inc.
filed 2024-03-20
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,856,188 based upon the closing price of our common stock which was $0.0243 as of June 30, 2023, the last business day of the Company’s most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2024, there were 346,713,485 shares of our common stock that were issued and outstanding.

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

The Company’s executive (or corporate) offices are located at 109 W Main St, Dalton, Ohio 44618.  Our telephone number is (330) 445-4971 and our website is www.protokinetix.com.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as well as some statements in press releases and some oral statements of the Company’s officers during presentations about the Company include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

Recent Developments

On June 6, 2023, the Company announced the submission of a research paper describing cell characterization, graft evaluation, and yield of islet-like cells differentiated from patient-derived iPSCS for the treatment and eventual cure of Type-1 Diabetes for publication in Transplantation.

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2022, the Company incurred total research and development expenses of $448,873.  For the year ended December 31, 2023, the Company incurred total research and development expenses of $112,444.  In order to reach the Company’s goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

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

General Corporate Risk Factors

Insiders continue to have substantial control over the Company.  As of March 20, 2024, the Company’s directors and executive officers hold the current right to vote approximately 34.4% of the Company’s outstanding voting stock; of which 28.4% is owned or controlled, directly or indirectly by the Company CEO, Clarence Smith. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Smith acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the Company’s common stock by:

·	Delaying, deferring or preventing a change in control of the Company;

·	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

·	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company .

The Company may not be able to continue as a going concern.   Our independent public accountants noted that our recurring losses from operations ($415,479 and $1,907,309 for the years ended December 31, 2023 and 2022, respectively) and negative net operating cash flow ($375,989 and $804,669 for the years ended December 31, 2023 and 2022, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

As a smaller reporting company, we are not required to provide the information required for this item.

ITEM 2.	PROPERTIES

The Company’s principal executive office, for all operations during the year 2023 was at 109 W. Main St, Dalton, Oh 44618.

The Company does not have a lease for its principal executive office but rents month to month. A lease on the space is held by the CFO’s, company, The Guzzetta Company LLC.  The Company paid $500 per month for the office ($500 in 2022).   ProtoKinetix does not own any real property.

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

2023	Low	High
First Quarter	$0.021	$0.032
Second Quarter	0.018	0.035
Third Quarter	0.018	0.030
Fourth Quarter	0.010	0.029

2022	Low	High
First Quarter	$0.051	$0.092
Second Quarter	0.022	0.060
Third Quarter	0.023	0.049
Fourth Quarter	0.018	0.041

Holders

As of December 31, 2023, there were approximately 114 stockholders of record of the Company’s common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

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

 As of both December 31, 2023 and March 20, 2024, 94,290,000 options remain as granted under the Amended 2017 Plan.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including but not limited to the Amended 2017 Plan and individual compensation arrangements as of December 31, 2023:

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

During the year ended December 31, 2023, warrants to purchase 13,300,000 (2022 – 13,300,000) shares of common stock of the Company were outstanding (see Note 6 of the notes to the financial statements).  As of the year ended December 31, 2023, there were options outstanding representing a total of 94,290,000 (2022 – 94,290,000) shares of common stock to be issued upon exercise, of which: (i) options to purchase 94,290,000 shares of common stock were outstanding under the Amended 2017 Plan; and (ii) warrants outstanding to purchase 13,300,000 shares of common stock not pursuant to any plan.

Recent Sales of Unregistered Securities and Use of Proceeds

Between January 23, 2023 and February 13, 2023, the Company issued 4,000,000 shares of common stock to accredited investors in a private placement for gross proceeds of $80,000. Mr. Smith was one of the investors and purchased 2,000,000 shares of common stock. Each share of common stock had a purchase price of $0.02. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on February 6, 2023 and an amended Form D on February 15, 2023.

Between April 10, 2023 and June 15, 2023, the Company issued 8,750,000 shares of common stock to accredited investors in a private placement for gross proceeds of $175,000. Mr. Smith was one of the investors and purchased 5,750,000 shares of common stock. Each share of common stock had a purchase price of $0.02. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on February 6, 2023, an amended Form D on February 15, 2023, an amended Form D with the SEC on May 25, 2023, and an amended Form D on June 16, 2023.

Between July 31, 2023 and August 29, 2023, the Company issued 3,250,000 shares of common stock to accredited investors in a private placement for gross proceeds of $65,000. Mr. Smith was one of the investors and purchased 1,500,000 shares of common stock. Each share of common stock had a purchase price of $0.02. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on February 6, 2023, an amended Form D on February 15, 2023, an amended Form D with the SEC on May 25, 2023, and an amended Form D on June 16, 2023, and an amended Form D with the SEC on September 7, 2023.

On December 28, 2023 the Company issued 7,333,334 shares of common stock to Mr. Smith, an accredited investor, in a private placement for gross proceeds of $110,000. Each share of common stock had a purchase price of $0.015. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on December 28, 2023.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2023 and 2022, and our financial condition, liquidity and capital resources as of December 31, 2023 and 2022. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Results of Operations

	For the Years Ended
	2023	2022

Operating Expenses
Amortization	$48,259	$58,450
General and Administrative	99,619	162,749
Professional Fees	155,157	166,254
Research and Development	112,444	448,873
Share-Based Compensation	—	1,070,983
Total operating expenses	415,479	1,907,309
Loss from Operations	(415,479)	(1,907,309)

Net Loss	$(415,479)	$(1,907,309)

Revenues

We had no revenues for the years ended December 31, 2023 and 2022.

Gross profit and expenses

The Company’s net loss was $415,479 for the year ending December 31, 2023 compared to $1,907,309 for the year ending December 31, 2022.  These expenses were primarily incurred for professional fees, share-based compensation related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees decreased by $11,097, year over year going to $155,157 from $166,254 as legal and auditing fees contributed to a small decrease , while accounting activity remained unchanged over prior year totals.

•	Share-based compensation decreased by $1,070,983 from $1,070,983 to $Nil primarily because the Company did not issue share options as a form of compensation.

•	Research and development decreased significantly by $336,429 from $448,873 to $112,444 as the Company scaled back on new research and moves toward leveraging the positive study findings. New projects will be targeted investments expanding the development of the AAGP® molecule through institutional collaborations and industry partnerships. The Company is making a concentrated effort to find industry partners to move research forward.

•	General and administrative expenses pushed downward again year over year, changing by $63,130 from $162,749 to $99,619 due to the spending cuts in marketing, press releases and social media exposure. Majority of new information is currently released through updates to Company website.

Our expenses in 2023 were $415,479 which included $155,157 in professional fees. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  These professional consulting services are related to marketing, accounting, merger opportunities as well as research development services.  The Company also incurred total research and development expenses of $112,444 and general and administrative costs of $99,619 during the year ended December 31, 2023.

Liquidity and Capital Resources

	As at
	December 31,
	2023	2022

Cash	$20,408	$25,550

Working Capital	$(23,238)	$(14,930)

At December 31, 2023, we had $20,408 in cash and $21,458 in total current assets.  As of December 31, 2023, we had a working capital equity deficit position of $23,238.  Although as of the date of this Annual Report we do not believe we have sufficient capital to meet cash flow projections and carry forward our business objectives in the short-term, the Company will need additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2023 and 2022

Net Cash Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities decreased $428,680 from $804,669 to $375,989 for the years ended December 31, 2022 and 2023, respectively. This decrease was predominantly due to the overall decreased spending on web marketing, news releases, and social media, as well as significant reduction in new research spending. Informative updates have been posted on the Company website, reducing the need for news releases and associated expenses.

Net Cash Used in Investing Activities

During the year ended December 31, 2023, net cash used in investing activities decreased by $72,896 primarily from reduced number of new patent applications. Current year spending was narrowed to maintenance of existing patent family. Net cash used for investing activities for the year ended December 31, 2022 was $132,049.  Net cash used for investing activities for the year ended December 31, 2023 was $59,153.

Net Cash Provided by Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities reduced by $474,700 from $904,700 to $430,000 for the years ended December 31, 2022 and 2023 respectively. This decrease was predominantly due to a reduction in funding of new research through private placement of common stock shares.

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

As at December 31, 2023, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the not yet approved patent application costs for any new patents as at December 31, 2023.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2023.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2023 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2023, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2023.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2023, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2023, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of March 20, 2024, the Company’s current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Clarence E. Smith	60	Chairman, Chief Executive Officer, President	February 2015
		Director	June 2014

Michael R Guzzetta	66	Chief Financial Officer	November 2017

Edward P. McDonough	71	Director	July 2015

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

The Company also does not have a separately designated compensation committee or nominating committee. To date, the Company has not retained an independent compensation advisor to assist the Company review and analyze the structure and terms of the Company’s executive officers. The Board of Directors deems it appropriate for all directors to consider director nominees.

Independent Directors

The Board of Directors has determined that Mr. McDonough is the only independent member of the Board of Directors of the Company pursuant to SEC Rule 10A-3(b)(1).

Business and Scientific Advisory Board

Our Business and Scientific Advisory Board exists to assist the Board of Directors with understanding both the regulatory and business aspects of the biopharmaceutical industry are particularly valuable for the expansion and commercialization of AAGP® applications.  The current member on the board is:

·	Mr. Peter Jensen, former director of the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2023 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them except that Mr. Smith filed two Forms 4 late representing two transactions not reported on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2023 and 2022:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clarence E. Smith
President & CEO	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	364,426	-	-	-	364,426
Michael R. Guzzetta
Chief Financial Officer	2023	60,000	-	-	-	-	-	-	60,000
	2022	60,000	-	-	86,723	-	-	-	146,723

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

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants held by Mr. Smith.

Michael R. Guzzetta – Mr. Guzzetta is Chief Financial Officer of the Company.  He entered into a consulting agreement with the Company dated November 14, 2017. The consulting agreement term is from November 14, 2017 to December 1, 2018, with automatic renewal in one-year increments with both parties having a right to terminate by giving either party notice 30 days prior to the end of the term. It also provides for a monthly consulting fee of $5,000. In 2023, the Company paid Mr. Guzzetta $60,000 in consulting fees, and reimbursed The Guzzetta Company LLC $6,000 for office rent of $500 monthly. In 2022, he received $60,000 in consulting fees and The Guzzetta Company LLC was reimbursed $11,025 for office rent of $1,050 monthly.

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

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants held by Mr. Guzzetta.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as to option awards held by each of the named executive officers of ProtoKinetix as of December 31, 2023.

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

Director Compensation

The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2023:

Director Compensation
	Fees Earned or Paid in Cash	Bonus	Stock Awards (1)	Option Awards (2)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Edward P. McDonough	—	—	—	—	—	—	—	—

(1)	The aggregate grant date fair value of these stock awards was computed in accordance with ASC 718.

(2)

Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes Option Pricing Model. Assumptions used in the calculation of these amounts are included in the Company’s audited financial statements.

(3)	As of December 31, 2023, Mr. McDonough held options to acquire 7,500,000 shares of the Company’s common stock, all of which were vested and exercisable and expire on December 6, 2028.

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

On December 7, 2023, in connection with Mr. McDonough’s continued service to the Company, the Company cancelled, and concurrently replaced 7,500,000 stock options previously issued to Mr. McDonough pursuant to the Company’s Amended 2017 Plan between 2018 to 2020 at various exercise prices between $0.06 and $0.11 per share. The replacement options are fully vested and have a term of 6 years, exercisable at a price of $0.028 per share, expiring on December 6, 2028.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 20, 2024, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Beneficial Ownership Percentage as of March 20, 2024 (1)
More than 5% Stockholders
Grant Young (2)	52,301,250	13.45%
Alexandra Smith (3)	27,700,776	7.99%
John & Edith Smith (4)	23,458,709	6.77%

Directors and Named Executive Officers
Clarence E. Smith(5)	106,320,426	28.05%
Michael R. Guzzetta(6)	13,996,369	3.89%
Edward P. McDonough(7)	7,500,000	2.12%
All directors and executive officers as a group:	127,816,795	34.06%

(1)	Based on 346,713,485 shares of common stock outstanding on March 20, 2024, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days of March 20, 2024.

(2)	Consists of 10,021,250 shares of common stock owned by Mr. Young directly; the right to acquire 6,000,000 shares of common stock upon warrant exercise; the right to acquire 36,280,000 shares of common stock upon option exercise.

(3)	Consists of 27,700,776 shares of common stock owned by Alexandra Smith directly.

(4)	Consists of 23,458,709 shares of common stock jointly owned by John and Edith Smith directly.

(5)	Consists of 58,547,777 shares of common stock owned by Mr. Smith directly, 13,572,649 held by Mr. Smith’s trusts, 1,850,000 held by Mr. Smith’s retirement account, and the right to acquire 32,350,000 shares of common stock upon option exercise.

(6)	Consists of 736,369 shares of common stock owned by Mr. Guzzetta directly, and 13,260,000 shares of common stock issuable upon the exercise of stock options.

(7)	Consists of 7,500,000 shares of common stock issuable upon the exercise of stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2022 - $60,000) was paid or accrued to the Company's CFO. During the year ended December 31, 2023, the Company reimbursed a company controlled by the CFO a total of $6,000 (2022 - $11,025) in office rent.

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the securities purchased by Mr. Smith during 2023.

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants held by Mr. Smith and Mr. Guzzetta.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2023 and 2022, Davidson & Company LLP, Chartered Professional Accountants (“Davidson”) the Company’s principal accountants billed the Company $30,366 and $28,847, respectively for fees for the audit of the Company’s annual financial statements.  All amounts are in U.S. dollars.

Audit-Related Fees

For the years ended December 31, 2023 and 2022, Davidson did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”

Tax Fees

For the years ended December 31, 2023 and 2022, Davidson billed $4,000 in 2023 and $3,500 in 2022 for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2023 and 2022, Davidson did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2023 and 2022, Davidson billed the Company $25,811 and $25,293 for fees for the review of the Company’s quarterly financial statements.  All amounts are in U.S. dollars.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation as filed on February 16, 2022(1).
3.2	Amended and Restated Bylaws of the Company as approved on December 20, 2021(2)
4.1	Amended 2017 Stock Option and Stock Bonus Plan(3)
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019(6)
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020(10)
4.4	Consultant Warrant(12)
4.5	Form of Warrant(12)
4.6	Description of Capital Stock of the Company*
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015(4)
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016(5)
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016(7)
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016(7)
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016(8)
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017(9)
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017(9)
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017(9)
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017(11)
14.1	Code of Business Conduct and Ethics and Whistleblower Policy adopted July 8, 2019(6)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

1.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 14, 2022 with the SEC.

2.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2021 with the SEC.
3.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2018 with the SEC.

4.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 2015 with the SEC.

5.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016 with the SEC.

6.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 17, 2019 with the SEC.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 21, 2017 with the SEC.

8.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017 with the SEC.

9.	Incorporated by reference from the Company’s amended Current Report on Form 8-K filed on September 12, 2017 with the SEC.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 10, 2020 with the SEC.

11.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2017 with the SEC.

12.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 17, 2023 with the SEC.

*	Filed herewith.

**	Furnished, not filed herewith.

ITEM 16.	Form 10-K Summary

This Item is optional and the registrant is not required to furnish this information.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INCORPORATED

Dated: March 20, 2024	By:	/s/ Clarence E. Smith
Clarence E. Smith
Principal Executive Officer

Dated: March 20, 2024	By:	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Principal Financial Officer & Principal Accounting Officer

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 20, 2024	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 20, 2024	By:	/s/ Edward P. McDonough
Edward P. McDonough
Director

PROTOKINETIX, INCORPORATED (A Development Stage Company) FINANCIAL STATEMENTS December 31, 2023 (Stated in US Dollars)

C O N T E N T S

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Protokinetix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Protokinetix, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit of $47,863,958 and a working capital deficiency of $23,238 at December 31, 2023. Management's plans in regard to these matters are also described in Note 1, The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair value of intangible assets

As discussed in Note 4 to the financial statements, the Company held intangible assets of $459,099 relating to patent and patent application rights.

We identified the estimation of the fair value of intangible assets as a critical audit matter. Subjective auditor judgment was required to evaluate management’s estimates and assumptions used to determine the fair value of the intangible assets, including the economic useful life over which the patent rights are being amortized and whether indicators of impairment were present.

The following are the primary procedures we performed to address this critical audit matter:

•	We obtained management’s impairment analysis of intangible assets and assessment of impairment triggers.
•	We assessed the consistency and reasonableness of the assumptions used by management in performing the impairment test and whether there were any changes in the expected useful life as compared to prior years.
•	We discussed with management the plans and intent for the patents and patent applications.
•	We reviewed the Company’s ability to fund future activities and reviewed any available budgets for future periods.
•	We confirmed title to ensure patent rights and patent application rights remain in good standing.

We have served as the Company’s auditor since 2008.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 20, 2024

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

As of December 31, 2023 and 2022

	2023	2022
ASSETS
Current Assets
Cash	$20,408	$25,550
Prepaid expenses and deposits (Note 3)	1,050	1,050
Total current assets	21,458	26,600

Intangible assets (Note 4)	459,099	436,270

Total assets	$480,557	$462,870
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$44,696	$41,530

Total liabilities	44,696	41,530
Stockholders' Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 346,213,485 and 322,880,151 shares issued and outstanding for 2023 and 2022 respectively (Note 7)	1,850	1,726
Additional paid-in capital	48,297,969	47,868,093
Accumulated deficit	(47,863,958)	(47,448,479)
Total stockholders' equity	435,861	421,340
Total liabilities and stockholders' equity	$480,557	$462,870

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCOPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2023 and 2022

	2023	2022

EXPENSES
Amortization – intangible assets (Note 4)	$48,259	$58,450
General and administrative	99,619	162,749
Professional fees (Note 8)	155,157	166,254
Research and development	112,444	448,873
Share-based compensation (Notes 5 and 8)	—	1,070,983

Operating Income (Expenses)	(415,479)	(1,907,309)

Net loss for the year	$(415,479)	$(1,907,309)

Net loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	333,102,754	307,392,069

See Notes to Financial Statements

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2023 and 2022

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

See Notes to Financial Statements

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2022	322,880,151	$1,726	$47,868,093	$(47,448,479)	$421,340

Issuance of common stock pursuant to private placement offering	23,333,334	124	429,876	—	430,000

Net loss for the year	—	—	—	(415,479)	(415,479)

Balance, December 31, 2023	346,213,485	$1,850	$48,297,969	$(47,863,958)	$435,861

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

	2023	2022

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(415,479)	$(1,907,309)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	48,258	58,450
Fair value of compensatory options granted	—	1,070,983

Changes in operating assets and liabilities:
Prepaid expenses and deposits	—	24,945
Accounts payable and accrued liabilities	(8,768)	(51,738)

Net cash used in operating activities	(375,989)	(804,669)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(59,153)	(132,049)

Net cash used in investing activities	(59,153)	(132,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	251,000	904,700
Issuance of common stock for shareholder advance	179,000	—

Net cash from financing activities	430,000	904,700

Net change in cash	(5,142)	(32,018)

Cash, beginning of year	25,550	57,568

Cash, end of year	$20,408	$25,550

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information – non-cash transactions:
There were 10,783,334 shares issued in settlement of shareholder advance	$179,000	$—
Intangible asset costs remaining in accounts payable	11,934

See Notes to Financial Statements

F-8

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

Note 1.  Basis of Presentation – Going Concern Uncertainties

ProtoKinetix, Incorporated. (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on December 23, 1999.  The Company is a medical research company whose mission is the advancement of human health care.

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

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit of $47,863,958 and a working capital deficiency of $23,238 at December 31, 2023.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.  Management is presently engaged in seeking additional working capital through equity financing or related party loans. In addition, any significant disruption of global financial markets, reducing our ability to access capital, could negatively affect our liquidity and ability to continue operations. The exact impact is and will remain unknown and is largely dependent upon future developments, including but not limited to changes in customer demand, additional mitigation strategies proposed by governmental authorities (including federal, state, or local stay at home or similar orders), restrictions on the activities of our domestic and international suppliers and shipment of goods.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2023

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

At December 31, 2023, there were no other assets or liabilities subject to additional disclosure.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2023

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

As at December 31, 2023, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the not yet approved patent application costs at December 31, 2023.

Research and Development Costs

Research and development costs are expensed as incurred. This includes all research consultant’s fees and costs of contract research organizations.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,290,000 stock options (December 31, 2022 – 94,290,000) and 13,300,000 warrants (December 31, 2022 –13,300,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2023

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

Note 3.  Prepaid Expenses and Deposits

The following summarizes the Company's prepaid expenses and deposits outstanding as at December 31, 2023 and 2022:

	2023	2022
Rental deposit	$1,050	$1,050

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2023

Note 4. Intangible Assets

Intangible asset transactions are summarized as follows:

Intangible asset transactions	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2021	$30,000	$352,171	$382,171
Additions	—	132,049	132,049
Balance, December 31, 2022	$30,000	$484,220	$514,220
Additions	—	71,088	71,088
Balance, December 31, 2023	$30,000	$555,308	$585,308
Accumulated amortization
Balance, December 31, 2021	$19,500	$—	$19,500
Amortization	3,000	55,450	58,450
Balance, December 31, 2022	$22,500	$55,450	$77,950
Amortization	3,000	45,259	48,259
Balance, December 31, 2023	$25,500	$100,709	$126,209

Net carrying amounts
December 31, 2022	$7,500	$428,770	$436,270
December 31, 2023	$4,500	$454,599	$459,099

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the year ended December 31, 2023, the Company recorded $48,259 (2022 - $58,450) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $555,308 in direct costs relating to the Patent Application Rights, $71,088 of which were incurred during the year ended December 31, 2023.

The remaining 50% ownership of the Patent Application Rights was acquired from the Governors of the University of Alberta in exchange for a future gross revenue royalty of 5% from any product developed as a result of research done at the University.

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

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period. No amortization was recorded on the New Patent Application Rights to December 31, 2023.

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

As of December 31, 2023, there are 94,290,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2023

Note 5.  Stock Options (cont'd)

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, December 31, 2021	84,690,000	0.15
Options cancelled	(93,540,000)	0.14
Options expired	(400,000)	0.06
Options granted	103,540,000	0.028
Outstanding, December 31, 2022, and 2023	94,290,000	0.03	4.92

 During the year ended December 31, 2023, there were no stock options granted by Company.

Total share-based compensation for year ended December 31, 2023 was $nil (2022 – $1,070,983), stock options granted and vested during year ended December 31, 2023 was nil ( 2022 – 103,540,000). The weighted – average fair value of stock options granted during the year ended December 31, 2023 was $0.00 (2022 – $0.03).

	December 31, 2023	December 31, 2022
Risk-free interest rate	-%	3.50%
Dividend yield	0.00%	0.00%
Expected stock price volatility	-%	143.43%
Expected forfeiture rate	0.00%	0.00%
Expected life	-	6.00 years

The following non-qualified stock options were outstanding and exercisable at December 31, 2023:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
October 26, 2026	0.10	500,000	500,000
November 27, 2026	0.10	250,000	250,000
December 6, 2028	0.028	93,540,000	93,540,000
		94,290,000	94,290,000

As at December 31, 2023, the aggregate intrinsic value of the Company's stock options is $Nil .

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2023

Note 6.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2021	12,081,143	0.17
Warrants granted	13,300,000	0.04
Warrants expired	(6,081,143)	0.09
Warrants cancelled	(6,000,000)	0.26
Outstanding, December 31, 2022, and 2023	13,300,000	0.04

The following warrants were outstanding and exercisable as at December 31, 2023:

Number of Warrants	Exercise Price	Expiry Date
1,000,000	$0.05	March 15, 2024
200,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
600,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
500,000	0.05	March 15, 2024
1,000,000	0.05	March 15, 2024
2,000,000	0.05	March 15, 2024
6,000,000	0.028	December 12, 2028
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

Total share-based compensation for the reissued warrants during the year ended December 31, 2022 was $115,537. The fair value of the reissued warrants were estimated using the Black-Scholes Option pricing model.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2023

 Note 7.  Stockholders' Equity

The Company is authorized to issue 500,000,000 (December 31, 2022 – 500,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2023 (December 31, 2022 - $Nil).

During the year ended December 2023, the Company:

a)	Issued 16,000,000 shares of common stock (16,000,000 shares issued at $0.02) as part of a private placement for total proceeds of $320,000.
b)	Issued 7,333,334 shares of common stock (7,333,334 shares issued at $0.015) as part of a private placement for total proceeds of $110,000.

During the year ended December 2022, the Company:

a)	Issued 5,450,000 shares of common stock (5,450,000 shares issued at $0.02) as part of a private placement for total proceeds of $109,000.
b)	Issued 3,100,000 shares of common stock (3,100,000 shares issued at $0.025) as part of a private placement for total proceeds of $77,500.
c)	Issued 7,500,000 shares of common stock (7,500,000 shares issued at $0.03) as part of a private placement for total proceeds of $225,000.
d)	Issued 2,136,666 shares of common stock (2,136,666 shares issued at $0.06) as part of a private placement for total proceeds of $128,200.
e)	Issued 7,300,000 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1 share of common stock at $0.05) as part of a private placement for total proceeds of $365,000.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2023

Note 8. Related Party Transactions and Balances

During the years ended December 31, 2023 and 2022, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2022 - $60,000) was paid or accrued to the Company's CFO. During the year ended December 31, 2023, the Company reimbursed a company controlled by the CFO a total of $6,000 (2022 - $11,025) in office rent.

b ) On December 7, 2022, the Company cancelled and concurrently replaced 32,350,000 stock options previously issued to the Company’s CEO and a Director of the Company from 2021 to 2022. The modifications incremental fair value of $80,105 was recognized in the current period. The 32,350,000 replacement options granted have a term of 6 years, exercisable at a price of $0.028 per share, expiring on December 6, 2028

c) On December 7, 2022, the Company cancelled and concurrently replaced 13,260,000 stock options previously issued to the Company’s CFO of the Company from 2018 to 2022. The modifications incremental fair value of $82,398 was recognized in the current period. The 13,260,000 replacement options granted have a term of 6 years, exercisable at a price of $0.028 per share, expiring on December 6, 2028

d) On March 15, 2022, the Company granted 4,750,000 stock options to the Company’s CEO and 500,000 stock options to a Director of the Company, respectively. The 5,250,000 options granted have a term of 8 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030.

e) On March 15, 2022, the Company granted 1,500,000 stock options to the Company’s CFO. The options granted have a term of 8 years and are exercisable at a price of $0.06 per share, expiring on March 14, 2030.

f) The Company recognized $nil (2022 - $ 638,227) in share-based compensation during the year associated with stock options granted to key management personnel.

g) The Company recognized $nil including modifications (2022 - $955,451) in share-based compensation during the year associated with stock options granted to key management personnel. The total incremental fair value of modifications to stock options, $nil (2022 - $1,070,983).

As at December 31, 2023 and December 31, 2022, there were $nil balances owing to related parties

Note 9. Commitments and Contingency

Commitments

As at December 31, 2023, the Company has the following commitments:

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2023

Note 10.  Income Taxes

As a Nevada corporation, the Company is liable for taxes in the United States.  As of December 31, 2023, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements (December 31, 2022 – $nil).

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2023	2022
Net loss for the year	$(415,479)	$(1,907,309)

Expected income tax recovery	$(87,250)	$(400,535)
Non-deductible expenses	$—	$224,907
Impact of change of future tax rate	—	—
Adjustment to prior years provision versus statutory tax returns	$(257,615)	$75,628
Expiration of losses	$3,124	—
Change in valuation allowance	341,741	$100,000
Total income tax expense (recovery)	$—	$—

The Company’s deferred tax assets that have not been recognized are as follows:
Schedule of Deferred Tax Assets
Tax benefit of net operating loss carry forward	$6,253,860	$6,400,000
Valuation allowance	$(6,253,860)	$(6,400,000)
	$—	$—

The Company has net operation loss carryforwards of approximately $29,800,000 (December 31, 2022 - $30,500,000) to reduce future taxable income.  The valuation allowance has not changed during the year ended December 31,2023. Tax losses expire in years starting from 2023.

The deferred tax asset associated with the tax loss carry forward is approximately $6,296,352 (December 31, 2022 - $6,400,000).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.

Note 11. Subsequent Events

Subsequent to the year ended December 31, 2023, the Company:

a)	On February 26, 2024 the Company issued 500,000 shares of common stock (500,000 shares issued at $0.015) as part of a private placement for total proceeds of $7,500.

