Form 10-Q
period 2024-03-31
ProtoKinetix, Inc.
filed 2024-05-15
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes   ☐  No  ☒

As of May 14, 2024 there were 352,880,152 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$2,836	$20,408
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	3,886	21,458

Intangible assets (Note 4)	457,518	459,099

Total assets	$461,404	$480,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$67,569	$44,696

Total liabilities	67,569	44,696
Stockholders’ Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 350,380,152 and 346,213,485 shares issued and outstanding as at March 31, 2024 and December 31, 2023 respectively (Note 7)	1,874	1,850
Additional paid-in capital	48,347,945	48,297,969
Accumulated deficit	(47,955,984)	(47,863,958)
Total stockholders’ equity	393,835	435,861
Total liabilities and stockholders’ equity	$461,404	$480,557

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Three months ended March 31, 2024	Three months ended March 31, 2023

EXPENSES
Amortization – intangible assets (Note 4)	$11,317	$10,703
General and administrative	14,125	32,763
Professional fees	29,959	40,893
Research and development	36,625	22,679

	(92,026)	(107,038)

Net loss for the period	$(92,026)	$(107,038)
Net loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	333,102,754	325,457,929

 See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2023	346,213,485	$1,850	$48,297,969	$(47,863,958)	$435,861

Issuance of common stock pursuant to private placement offering	4,166,667	24	49,976	—	50,000

Net loss for the period	—	—	—	(92,026)	(92,026)

Balance, March 31, 2024	350,380,152	$1,874	$48,347,945	$(47,955,984)	$393,835

 For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2022	322,880,151	$1,726	$47,868,093	$(47,448,479)	$421,340

Issuance of common stock pursuant to private placement offering	4,000,000	21	79,979	—	80,000

Net loss for the period	—	—	—	(107,038)	(107,038)

Balance, March 31, 2023	326,880,151	$1,747	$47,948,072	$(47,555,517)	$394,302

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Three Months ended March 31, 2024	Three Months ended March 31, 2023

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(92,026)	$(107,038)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	11,317	10,703
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	22,873	11,470

Net cash used in operating activities	(57,836)	(84,865)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(9,736)	(13,743)

Net cash used in investing activities	(9,736)	(13,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	50,000	80,000

Net cash from financing activities	50,000	80,000

Net change in cash	(17,572)	(18,608)

Cash, beginning of period	20,408	25,550

Cash, end of period	$2,836	$6,942

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2024.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.  Management is presently engaged in seeking additional working capital through equity financing or related party loans. In addition, any significant disruption of global financial markets, reducing our ability to access capital, could negatively affect our liquidity and ability to continue operations. The exact impact is and will remain unknown and largely dependent upon future developments, including but not limited to restrictions on the activities of our domestic and international suppliers and shipment of goods.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed March 20, 2024, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

At March 31, 2024, there were no other assets or liabilities subject to additional disclosure.

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

March 31, 2024

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

As at March 31, 2024, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the not yet approved patent application costs at March 31, 2024.

Research and Development Costs

Research and development costs are expensed as incurred. This includes all research consultant’s fees and costs of contract research organizations.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,290,000 stock options (March 31, 2023 – 94,290,000), and 6,000,000 warrants (March 31, 2023 – 13,300,000) were not included in the computation of diluted loss per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

March 31, 2024

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

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Rental deposit	$1,050	$1,050

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2022	$30,000	$484,220	$514,220
Additions	—	71,088	71,088
Balance, December 31, 2023	$30,000	$555,308	$585,308
Additions	—	9,736	9,736
Balance, March 31, 2024	$30,000	$565,044	$595,044
Accumulated amortization
Balance, December 31, 2022	$22,500	$55,450	$77,950
Amortization	3,000	45,259	48,259
Balance, December 31, 2023	$25,500	$100,709	$126,209
Amortization	750	10,567	11,317
Balance, March 31, 2024	$26,250	$111,277	$137,526

Net carrying amounts
December 31, 2023	$4,500	$454,599	$459,099
Balance, March 31, 2024	$3,750	$453,768	$457,518

 During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the three month period March 31, 2024, the Company recorded $11,317 (2023 - $10,703) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $565,044 in direct costs relating to the Patent Application Rights, $9,736 of which were incurred during three month period ended March 31, 2024.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period. No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to March 31, 2024.

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

As of March 31, 2024, there are 94,290,000 options granted and outstanding under the 2017 Plan.

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

Note 5.  Stock Options (cont’d)

Total share-based compensation for stock options granted during the three-month period ended March 31, 2024 was $Nil (2023 - $nil ).

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2023, and March 31, 2024	94,290,000	0.03	4.67

The following non-qualified stock options were outstanding and exercisable at March 31, 2024:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
October 24, 2026	0.10	500,000	500,000
November 27, 2026	0.10	250,000	250,000
December 6, 2028	0.028	93,540,000	93,540,000
		94,290,000	94,290,000

As at March 31, 2024, the aggregate intrinsic value of the Company’s stock options is $Nil (March 31, 2023 – $Nil ). The weighted average fair value of stock options granted during the three-month period ended March 31, 2024 is $Nil (2023 - $Nil ).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

Note 6.  Warrants

Warrant transactions for the three-months ended March 31, 2024 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2023	13,300,000	0.04
Warrants expired	(7,300,000)	0.09
Outstanding at March 31, 2024	6,000,000	0.028

The following warrants were outstanding and exercisable as at March 31, 2024:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	0.028	December 12, 2028

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

Note 7.  Stockholders’ Equity

The Company is authorized to issue 500,000,000 (March 31, 2023 – 500,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2024 (March 31, 2023 - $Nil ).

During the three-month period ended March 31, 2024, the Company:

a)	Issued 1,666,667 shares of common stock (1,666,667 shares issued at $0.015) as part of a private placements for total proceeds of $25,000.

b)	Issued 2,500,000 shares of common stock (2,500,000 shares issued at $0.01) as part of a private placements for total proceeds of $25,000.

During the three-month period ended March 31, 2023, the Company:

a)	Issued 4,000,000 shares of common stock (4,000,000 shares issued at $0.02) as part of a private placements for total proceeds of $80,000.

Note 8. Related Party Transactions and Balances

During the three-month periods ended March 31, 2024 and 2023, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $15,000 (March 31, 2023 - $15,000) was paid or accrued to the Company's CFO. During the three months ended March 31, 2024, the Company reimbursed a company controlled by the CFO a total of $1,500 (March 31, 2023 - $1,500) in office rent.

As at March 31, 2024, there were $2,500 balances owing to related parties (March 31, 2023 - $nil ).

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

Note 9.  Commitments and Contingency

As at March 31, 2024, the Company has the following commitments:

a) Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.

b) Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for providing research consulting services. The agreement renews annually unless otherwise terminated by either party with at least 30 days’ notice. The agreement is in effect as of March 31, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the three-month period ended March 31, 2024 and 2023, and our financial condition, liquidity and capital resources as of March 31, 2024 and December 31, 2023.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

 Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the period ended March 31, 2024.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise

Business Overview

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

	For the Three Months Ended
	March 31,
	2024	2023
EXPENSES
Amortization	$11,317	$10,703
General and Administrative	14,125	32,763
Professional Fees	29,959	40,893
Research and Development	36,625	22,679
Net loss for the period	$(92,026)	(107,038)

Gross Profit and Expenses

The Company’s net loss was $92,026 for the three-month period ended March 31, 2024 compared to $107,038 for the three-month period ended March 31, 2023.  The expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior three-month period ended March 31, 2023 include:

General and administrative fees dropped by $18,638 from $32,763 to $14,125 primarily as a result of a decrease in spending on social media advertising, and other outside services. Additionally no current year project expenses related to product development.

Professional fees decreased by $10,934 from $40,893 to $29,959 due to decreases in legal billing associated with year end reporting.

Research and development expenditures increased slightly year over year with a change of $13,946 from $22,679 to $36,625 as the Company paid for molecule storage and study results. The company continues to pursue research partners for cost sharing and engages institutes with grants available for continued studies on our patented AAGP molecule.

Share-based compensation remained unchanged at $Nil for current three-month period and $Nil as at March 31, 2023 as a result of no further stock options being granted to directors and management of the Company as at March 31, 2024.

Liquidity and Capital Resources

The following summarizes our balance sheet at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Cash	$2,836	$20,408

Working Capital	$(63,683)	$(23,238)

At March 31, 2024, we had $2,836 in cash and $3,886 in total current assets and a negative working capital equity position of $(63,683). Based upon our working capital equity as of March 31, 2024, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities fell by $27,029 from $84,865 to $57,836 for the three-months ended March 31, 2023, and 2024, respectively. With the year over year change primarily from an increase in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $9,736 for the three-month period ended March 31, 2024 while the Company had net cash used in investing activities of $13,743 for the comparative period.  The difference is attributable to a drop in patent application billings for the first quarter of the current year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased $30,000 from $80,000 to $50,000 for the three-months ended March 31, 2023, and 2024, respectively. The decrease of funding from private placements through the first of 2024 reflects the focus on finding financial partners for further research and development.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2024.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of March 31, 2024 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are not effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 20, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between February 22, 2024 and March 20, 2024, the Company issued 1,666,667 shares of common stock to accredited investors in a private placement for gross proceeds of $25,000 at a price per share of $0.015, of which the Company’s President and CEO, Clarence E. Smith, invested $10,000 for 666,667 shares. The Company filed a Form D with the SEC on December 28, 2024 and an amended Form D on April 18, 2024.

On March 29, 2024 the Company’s President and CEO, Clarence E. Smith, invested $25,000 for 2,500,000 shares of common stock to accredited investors in a private placement with a price of $0.01 per share. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on March 29, 2024.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On March 20, 2024, the Company filed its Annual Report on Form 10-K with the SEC. The Company inadvertently omitted Item 1C: Cybersecurity. The Form 10-K should have included the following language set forth below:

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company’s information security program consists of various processes designed to ensure that the Company and its electronic assets are shielded from cyber events that may compromise the Company’s ability to successfully execute its business on a day-to-day basis. These processes cover areas such as, but not limited to, risk management, access control, anti-virus management, sensitive data management, electronic communication, risk/security reporting, incident response planning and business continuation planning. Our Information Security Team is comprised of our Chief Financial Officer and third-party IT support. It is responsible for (i) administering the Company’s policies and procedures in conjunction with our third-party information technology provider, Netranom Communications (“IT Provider”); (ii) distributing our policies to consultants and providing training; (iii) responding to consultant inquiries regarding our policies; (iv) overseeing our cybersecurity program and leading incident response efforts; (v) monitoring for cybersecurity-related legal or regulatory developments; coordinating with management, our IT Provider and /or legal counsel to discuss cybersecurity-related issues or topics; and (vi) reviewing and updating our policies as necessary and on an annual basis.

The Information Security Team carries out risk management primarily by outsourcing risks to those companies and agencies that specialize in handling such risks and that have the appropriate resources to do so. Our IT Provider has more than 20 years of experience in the latest technologies and experiences in a variety of network configurations.  The IT Provider also has the ability to analyze cybersecurity presence and technology processes to provide reports as needed.  The IT Provider currently manages and monitors our network, configures systems and controls, provides assistance and support during an incident and detects threats through antivirus scans, firewalls and base level spam filters.

Governance

Management is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Chief Financial Officer. The Board is then briefed upon the occurrence of any cybersecurity incidents and is provided an overview of the information security program on an annual basis, including updates on the IT team, IT training, implementation of IT controls, cybersecurity testing, the incident response process and the cybersecurity assets of the Company.

In the last fiscal year, we have not identified any risks from known cybersecurity threats that have materially affected the Company or our financial position, results of operations and/or cash flows. We continue to invest in cybersecurity and the resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”

On April 4, 2024, the Company issued 1,000,000 shares of common stock to an accredited investor in a private placement for gross proceeds of $10,000 at a price per share of $0.01. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.

Private Placement

Between April 4, 2024 and April 22, 2024, the Company issued 2,500,000 shares of common stock to accredited investors in a private placement for gross proceeds of $25,000 at a price per share of $0.01. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on March 29, 2024 and an amended Form D on May 15, 2024.

Rule 10b5-1 trading arrangements

During the Company’s first quarter of 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

Date: May 15, 2024	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael R. Guzzetta
Michael R. Guzzetta
Chief Financial Officer

