Form 10-K
period 2024-12-31
ProtoKinetix, Inc.
filed 2025-03-28
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐   No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,665,854 based upon the closing price of our common stock which was $0.01 as of June 28, 2024, the last business day of the Company’s most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2025, there were 377,580,152 shares of our common stock that were issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as well as some statements in press releases and some oral statements of the Company’s officers during presentations about the Company include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2023, the Company incurred total research and development expenses of $112,444.  For the year ended December 31, 2024, the Company incurred total research and development expenses of $99,625.  In order to reach the Company’s goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

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

We may be adversely affected by the effects of inflation. While management has determined that inflation has not had a material effect on the Company in 2024, inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyberattacks and other security incidents, pose risks to our systems, data and business and our relationships with third parties. In the course of conducting our business, we may hold or have access to sensitive, confidential, proprietary or personal data or information belonging to us, our employees or third parties. Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyberattacks and other security incidents, pose risks to our and our third-party service providers' systems, data, and business, and the confidentiality, availability and integrity of our data. Given the increasing frequency, sophistication and complexity of cyberattacks, cyberattacks now could occur routinely, and it is possible that one could go undetected and persist for an extended period. Any investigation of a cyberattack or other security incident is inherently unpredictable and takes time before the completion of any investigation and before there is availability of full and reliable information. During such time we do not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of the cyberattack or other security incident. We may be required to expend significant resources to protect against, respond to, and recover from any cyberattacks and other security incidents. As cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could materially and adversely affect our results of operations and financial condition.

Despite our and our third-party service providers' efforts to protect our data and information, we and our service providers have been and may in the future be vulnerable to security breaches, theft, misplaced or lost data, programming errors, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, employee errors and/or malfeasance or similar events, including those perpetrated by criminals or nation-state actors, that could potentially lead to the compromise, unauthorized access, use, disclosure, modification or destruction of data or information, improper use of our systems and operational disruptions. To date we have experienced no material losses from cyberattacks. In addition, a cyberattack or any other significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or, under certain circumstances, our failure to make adequate or timely disclosures to the public, law enforcement agencies or affected individuals following any such event, whether due to delayed discovery or a failure to follow existing protocols, could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, harm to our relationships with partners and other third parties, distraction to our management, remediation or increased protection costs, significant litigation or regulatory actions, fines and penalties.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results. In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, and our investors. We have also outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks continue to become more prevalent and much harder to detect and defend against. Our network and storage applications and those of our vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, customers and others. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business. We are likely to be dependent on information technology systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third party vendors for the storage, processing and transmission of personal and Company information. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins or security breaches will occur in the future. Our systems and technology are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, “hackers,” email blocking lists, computer viruses, power outages and other failures or disruptions outside of our control. A significant breach of customer, employee or Company data could damage our reputation, our relationship with customers and our brands, and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits, as well as adversely affect our results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with state, federal and international laws that may be enacted to address those threats.

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

We depend on technology owned or licensed to us by third parties, and the loss of access to this technology would terminate or delay the further development of our products, injure our reputation or force us to pay higher royalties. We rely, in large part, on technologies that we have or will license from third parties. The loss of our key technologies would seriously impair our business and future viability, and could result in delays in developing, introducing or maintaining our products and formulations until equivalent technology, if available, is identified, licensed and integrated. In addition, any defects in the technology we license could prevent the implementation or impair the functionality of our products or formulation, delay new product or formulation introductions or injure our reputation. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments.

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

General Corporate Risk Factors

Insiders continue to have substantial control over the Company.  As of March 28, 2025, the Company’s directors and executive officers hold the current right to vote approximately 34.3% of the Company’s outstanding voting stock; of which 28.8% is owned or controlled, directly or indirectly by the Company CEO, Clarence Smith. In addition, the Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, Mr. Smith acting alone, and/or many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the Company’s common stock by:

•	Delaying, deferring or preventing a change in control of the Company;
•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or
•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company .

The Company may not be able to continue as a going concern.   Our independent public accountants noted that our recurring losses from operations ($364,188 and $415,479 for the years ended December 31, 2024 and 2023, respectively) and negative net operating cash flow ($223,050 and $375,989 for the years ended December 31, 2024 and 2023, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available.

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

The Company’s principal executive office, for all operations during the year 2024 was at 109 W. Main St, Dalton, Oh 44618.

The Company does not have a lease for its principal executive office but rents month to month. A lease on the space is held by the CFO’s, company, The Guzzetta Company LLC.  The Company paid $500 per month for the office ($500 in 2023).   ProtoKinetix does not own any real property.

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

Our common stock is currently quoted on the OTC Markets under the symbol “PKTX”.  The table below sets forth the high and low bid prices of the Company’s common stock during the periods indicated as reported on OTC Markets Inc. (www.otcmarkets.com).  The quotations are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2024	Low	High
First Quarter	$0.013	$0.0235
Second Quarter	0.008	0.0199
Third Quarter	0.008	0.0145
Fourth Quarter	0.008	0.0135

2023	Low	High
First Quarter	$0.021	$0.032
Second Quarter	0.018	0.035
Third Quarter	0.018	0.030
Fourth Quarter	0.010	0.029

Holders

As of March 28, 2025, there were approximately 115 stockholders of record of the Company’s common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

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

As of both December 31, 2024 and March 28, 2025, 94,790,000 options remain as granted under the Amended 2017 Plan.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including but not limited to the Amended 2017 Plan and individual compensation arrangements as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	94,790,000	$0.028	0
Total	94,790,000	$0.028	0

As of the year ended December 31, 2024, there were options outstanding representing a total of 94,790,000 (2023 – 94,290,000) shares of common stock to be issued upon exercise, of which: (i) options to purchase 94,790,000 shares of common stock were outstanding under the Amended 2017 Plan; and (ii) warrants outstanding to purchase 6,000,000 shares of common stock not pursuant to any plan.

Recent Sales of Unregistered Securities and Use of Proceeds

Between February 22, 2024 and March 20, 2024, the Company issued 1,666,667 shares of common stock to accredited investors in a private placement for gross proceeds of $25,000. Mr. Smith was one of the investors and purchased 666,667 shares of common stock. Each share of common stock had a purchase price of $0.015. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on December 26, 2023, and an amended Form D on April 18, 2024.

Between March 29, 2024 and December 26, 2024, the Company issued 24,000,000 shares of common stock to accredited investors in a private placement for gross proceeds of $240,000. Mr. Smith was one of the investors and purchased 11,000,000 shares of common stock. Each share of common stock had a purchase price of $0.01. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on April 16, 2024, an amended Form D on May 15, 2024, an amended Form D on June 27, 2024, an amended Form D on November 25, 2024, and an amended Form D on January 21, 2025.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2024 and 2023, and our financial condition, liquidity and capital resources as of December 31, 2024 and 2023. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Results of Operations

	For the Years Ended
	2024	2023

Operating Expenses
Amortization	$52,870	$48,259
General and Administrative	61,470	99,619
Professional Fees	144,807	155,157
Research and Development	99,625	112,444
Share-Based Compensation	5,416	—
Total operating expenses	364,188	415,479
Loss from Operations	(364,188)	(415,479)

Net Loss	$(364,188)	$(415,479)

Revenues

We had no revenues for the years ended December 31, 2024 and 2023.

Gross profit and expenses

The Company’s net loss was $364,188 for the year ending December 31, 2024 compared to $415,479 for the year ending December 31, 2023.  These expenses were primarily incurred for professional fees, share-based compensation related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees decreased by $10,350, year over year going to $144,807 from $155,157 as legal fees decreased and overcame an increase in auditing fees. Accounting activity remained unchanged over prior year totals.

•	Share-based compensation increased to $5,416 from $Nil. The company issued share options as a form of compensation to a consultant.

•	Research and development decreased by $12,819 from $112,444 to $99,625 as the Company scaled back on new research and moves toward leveraging the positive study findings. New projects will be targeted investments expanding the development of the AAGP® molecule through institutional collaborations and industry partnerships. The Company is making a concentrated effort to find industry partners to move research forward.

•	General and administrative expenses pushed downward again year over year, changing by $38,149 from $99,619 to $61,470 due to the spending cuts in marketing, press releases and social media exposure. Majority of new information is currently released through updates to Company website.

Our expenses in 2024 were $364,188 which included $144,807 in professional fees. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  These professional consulting services are related to marketing, accounting, merger opportunities as well as research development services.  The Company also incurred total research and development expenses of $99,625 and general and administrative costs of $61,470 during the year ended December 31, 2024.

Liquidity and Capital Resources

	As at December 31,
	2024	2023

Cash	$(4,697)	$20,408

Working Capital	$(127,694)	$(23,238)

At December 31, 2024, we had a $4,697 shortfall in cash and negative $3,647 in total current assets.  As of December 31, 2024, we had a negative working capital equity deficit position of $127,694.  Although as of the date of this Annual Report we do not believe we have sufficient capital to meet cash flow projections and carry forward our business objectives in the short-term, the Company will need additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2024 and 2023

Net Cash Used in Operating Activities

During the year ended December 31, 2024, net cash used in operating activities decreased $152,939 from $375,989 to $223,050 for the years ended December 31, 2023 and 2024, respectively. This decrease was predominantly due to the overall decreased spending on web marketing, news releases, and social media, as well as significant reduction in new research spending. Informative updates have been posted on the Company website, reducing the need for news releases and associated expenses.

Net Cash Used in Investing Activities

During the year ended December 31, 2024, net cash used in investing activities decreased slightly by $1,098 as we continue to maintain global patent applications. Current year spending was narrowed to maintenance of existing patent family. Net cash used for investing activities for the year ended December 31, 2023 was $59,153.  Net cash used for investing activities for the year ended December 31, 2024 was $58,055.

Net Cash Provided by Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities reduced by $174,000 from $430,000 to $256,000 for the years ended December 31, 2023 and 2024 respectively. This decrease was predominantly due to a reduction in funding of new research through private placement of common stock shares.

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

As at December 31, 2024, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the not yet approved patent application costs for any new patents as at December 31, 2024.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2024.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2024 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2024, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2024.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2024, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2024, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Between February 17, 2025 and March 15, 2025, the Company issued 5,700,000 shares of common stock and warrants to purchase 2,850,000 shares of common stock to accredited investors in a private placement for gross proceeds of $52,500 and relief of debt amount of $4,500. Each share of common stock was issued at $0.01 per share. The warrants are immediately exercisable at $0.01 per share and expire one year from the date of issuance. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on March 27, 2025.

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

As of March 28, 2025, the Company’s current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Clarence E. Smith	61	Chairman, Chief Executive Officer, President	February 2015
		Director	June 2014

Michael R Guzzetta	67	Chief Financial Officer	November 2017

Edward P. McDonough	73	Director	July 2015

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

Involvement in Legal Proceedings

See Item 3—Legal Proceedings.

Corporate Governance

Code of Ethics

On July 8, 2019, the Board adopted a new Code of Business Conduct and Ethics and Whistleblower Policy (“Code of Ethics”) which replaced in its entirety the Company’s prior code of ethics. The Code of Ethics applies to all directors, officers, employees and consultants of the Company and amends and restates the Company’s prior code of ethics to update certain provisions for business and regulatory developments and to provide additional guidance and greater detail on certain issues such as conflicts of interest, reporting illegal or unethical behavior, confidentiality and use of the Company’s assets, and hedging of Company securities. The Board also approved a related party transactions policy.

Insider Trading Policy and Related Policies

Also on July 8, 2019, the Board adopted an Insider Trading Policy which applies to all directors, officers, employees and consultants of the Company, as well as a Policy on Trading Blackout Periods, Benefit Plans, and Section 16 Reporting (“Blackout Policy”). The Insider Trading Policy and Blackout Policy govern the sale, repurchase and other dispositions of our securities and applies to our directors, our officers, our employees (if any) and other covered persons. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report and a copy of the Blackout Policy is filed as Exhibit 19.2 to this Annual Report.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2024 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them except that Mr. Smith filed one Form 4 late representing two transactions not reported on a timely basis.

\ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2024 and 2023:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clarence E. Smith
President & CEO	2024	—	—	—	—	—	—	—	—
	2023	—	—	—	—	—	—	—	—
Michael R. Guzzetta
Chief Financial Officer	2024	60,000	—	—	—	—	—	—	60,000
	2023	60,000	—	—	—	—	—	—	60,000

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements. Refer to the Outstanding Equity Awards at Fiscal Year End schedule regarding option details on an award-by-award basis.

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

Michael R. Guzzetta – Mr. Guzzetta is Chief Financial Officer of the Company.  He entered into a consulting agreement with the Company dated November 14, 2017. The consulting agreement term is from November 14, 2017 to December 1, 2018, with automatic renewal in one-year increments with both parties having a right to terminate by giving either party notice 30 days prior to the end of the term. It also provides for a monthly consulting fee of $5,000. In 2024, the Company paid Mr. Guzzetta $60,000 in consulting fees, and reimbursed The Guzzetta Company LLC $6,000 for office rent of $500 monthly. In 2023, he received $60,000 in consulting fees and The Guzzetta Company LLC was reimbursed $6,000 for office rent of $500 monthly.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as to option awards held by each of the named executive officers of ProtoKinetix as of December 31, 2024.

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

Director Compensation

The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2024:

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

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 28, 2025, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Beneficial Ownership Percentage as of March 28, 2025 (1)
More than 5% Stockholders
Grant Young (2)	52,301,250	12.46%
Alexandra Smith (3)	27,700,776	7.34%
John & Edith Smith (4)	23,458,709	6.21%

Directors and Named Executive Officers
Clarence E. Smith(5)	117,987,093	28.78%
Michael R. Guzzetta(6)	13,996,369	3.58%
Edward P. McDonough(7)	7,500,000	1.95%
All directors and executive officers as a group:	139,483,462	34.31%

(1)	Based on 377,580,152 shares of common stock outstanding on March 28, 2025, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days.
(2)	Consists of 10,021,250 shares of common stock owned by Mr. Young directly; the right to acquire 6,000,000 shares of common stock upon warrant exercise; the right to acquire 36,280,000 shares of common stock upon option exercise.
(3)	Consists of 27,700,776 shares of common stock owned by Alexandra Smith directly.
(4)	Consists of 23,458,709 shares of common stock jointly owned by John and Edith Smith directly.
(5)	Consists of 70,214,444 shares of common stock owned by Mr. Smith directly, 13,572,649 held by Mr. Smith’s trusts, 1,850,000 held by Mr. Smith’s retirement account, and the right to acquire 32,350,000 shares of common stock upon option exercise.
(6)	Consists of 736,369 shares of common stock owned by Mr. Guzzetta directly, and 13,260,000 shares of common stock issuable upon the exercise of stock options.
(7)	Consists of 7,500,000 shares of common stock issuable upon the exercise of stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2023 - $60,000) was paid or accrued to the Company’s CFO. During the year ended December 31, 2024, the Company reimbursed a company controlled by the CFO a total of $6,000 (2023 - $6,000) in office rent.

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the securities purchased by Mr. Smith during 2024.

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants held by Mr. Smith and Mr. Guzzetta.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2024 and 2023, Davidson & Company LLP, Chartered Professional Accountants (“Davidson”) the Company’s principal accountants billed the Company $32,390 and $30,366, respectively for fees for the audit of the Company’s annual financial statements.  All amounts are in U.S. dollars.

Audit-Related Fees

For the years ended December 31, 2024 and 2023, Davidson did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”

Tax Fees

For the years ended December 31, 2024 and 2023, Davidson billed $4,100 in 2024 and $4,000 in 2023 for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2024 and 2023, Davidson did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2024 and 2023, Davidson billed the Company $25,811 and $25,811 for fees for the review of the Company’s quarterly financial statements.  All amounts are in U.S. dollars.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation as filed on February 16, 2022	8-K	2/14/2022	3.1
3.2	Amended and Restated Bylaws of the Company as approved on December 20, 2021	8-K	12/23/2021	3.2
4.1	Amended 2017 Stock Option and Stock Bonus Plan	8-K	11/13/2018	4.1
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019	8-K	7/17/2019	4.1
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020	8-K	4/10/2020	4.1
4.4	Consultant Warrant	10-K	3/17/2023	4.4
4.5	Form of Warrant	10-K	3/17/2023	4.5
4.6	Description of Capital Stock of the Company				Filed
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015	10-K	4/14/2015	10.6
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016	10-Q	8/15/2016	10.10
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016	10-K	2/21/2017	10.9
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016	10-K	2/21/2017	10.11
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016	10-Q	11/13/2017	10.13
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017	8-K	9/12/2017	10.6
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017	8-K	9/12/2017	10.3
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017	8-K/A	9/12/2017	10.2
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017	8-K	11/15/2017	10.1
14.1	Code of Business Conduct and Ethics and Whistleblower Policy adopted July 8, 2019	8-K	7/17/2019	14.1
19.1	Insider Trading Policy adopted July 8, 2019				Filed
19.2	Policy on Trading Blackout Periods adopted July 8, 2019				Filed
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Furnished, not filed herewith
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished, not filed herewith
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Schema Document				Filed
101.CAL	XBRL Calculation Linkbase Document				Filed
101.DEF	XBRL Definition Linkbase Document				Filed
101.LAB	XBRL Label Linkbase Document				Filed
101.PRE	XBRL Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				Filed

ITEM 16.	Form 10-K Summary

This Item is optional and the registrant is not required to furnish this information.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INCORPORATED

Dated: March 28, 2025	By:	/s/ Clarence E. Smith
Clarence E. Smith
Principal Executive Officer

Dated: March 28, 2025	By:	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Principal Financial Officer & Principal Accounting Officer

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 28, 2025	By:	/s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer (principal executive officer) & Chairman of the Board

Dated: March 28, 2025	By:	/s/ Edward P. McDonough
Edward P. McDonough
Director

PROTOKINETIX, INCORPORATED (A Development Stage Company) FINANCIAL STATEMENTS December 31, 2024 (Stated in US Dollars)

C O N T E N T S

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of ProtoKinetix Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ProtoKinetix Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholder’s equity and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit of $48,228,146 and a working capital deficiency of $127,694 at December 31, 2024. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Fair value of intangible assets

As discussed in Note 4 to the financial statements, the Company held intangible assets of $469,784 relating to patent and patent application rights.

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

March 28, 2025

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

As of December 31, 2024 and 2023

	2024	2023
ASSETS
Current Assets
Cash	$(4,697)	$20,408
Prepaid expenses and deposits (Note 3)	1,050	1,050
Total current assets	(3,647)	21,458

Intangible assets (Note 4)	469,784	459,099

Total assets	$466,137	$480,557
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$124,047	$44,696

Total liabilities	124,047	44,696
Stockholders' Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 371,880,152 and 346,213,485 shares issued and outstanding for 2024 and 2023 respectively (Note 7)	1,987	1,850
Additional paid-in capital	48,568,249	48,297,969
Accumulated deficit	(48,228,146)	(47,863,958)
Total stockholders' equity	342,090	435,861
Total liabilities and stockholders' equity	$466,137	$480,557

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCOPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

	2024	2023

EXPENSES
Amortization – intangible assets (Note 4)	$52,870	$48,259
General and administrative	61,470	99,619
Professional fees (Note 8)	144,806	155,157
Research and development	99,625	112,444
Share-based compensation (Notes 5)	5,417	—

Operating Income (Expenses)	(364,188)	(415,479)

Net loss for the year	$(364,188)	$(415,479)

Net loss per common share (basic and diluted)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	358,557,930	333,102,754

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

See Notes to Financial Statements

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2023	346,213,485	$1,850	$48,297,969	$(47,863,958)	$435,861

Issuance of common stock pursuant to private placement offering	25,666,667	137	264,863	—	265,000
Fair-value of share based compensation	—	—	5,417	—	5,417
Net loss for the period	—	—	—	(364,188)	(364,188)

Balance, December 31, 2024	371,880,152	$1,987	$48,568,249	$(48,228,146)	$342,090

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

	2024	2023

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(364,188)	$(415,479)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	52,870	48,258
Fair value of compensatory options granted	5,417	—

Changes in operating assets and liabilities:
Prepaid expenses and deposits	—	—
Accounts payable and accrued liabilities	82,851	(8,768)

Net cash used in operating activities	(223,050)	(375,989)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(58,055)	(59,153)

Net cash used in investing activities	(58,055)	(59,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	256,000	251,000
Issuance of common stock for shareholder advance	—	179,000

Net cash from financing activities	256,000	430,000

Net change in cash	(25,105)	(5,142)

Cash, beginning of year	20,408	25,550

Cash, end of year	$(4,697)	$20,408

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information – non-cash transactions:
There were 10,783,334 shares issued in settlement of shareholder advance	$9,000	$179,000
Intangible asset costs remaining in account payable	17,434	11,934

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit of $48,228,146 and a working capital deficiency of $127,694 at December 31, 2024.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2024

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

At December 31, 2024, there were no other assets or liabilities subject to additional disclosure.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2024

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

As at December 31, 2024, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the not yet approved patent application costs at December 31, 2024.

Research and Development Costs

Research and development costs are expensed as incurred. This includes all research consultant’s fees and costs of contract research organizations.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,790,000 stock options (December 31, 2023 – 94,290,000) and 6,000,000 warrants (December 31, 2023 –13,300,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2024

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

Note 3.  Prepaid Expenses and Deposits

The following summarizes the Company's prepaid expenses and deposits outstanding as at December 31, 2024 and 2023:

	2024	2023
Rental deposit	$1,050	$1,050

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2024

Note 4. Intangible Assets

Intangible asset transactions are summarized as follows:

Intangible asset transactions	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2022	$30,000	$484,220	$514,220
Additions	—	71,088	71,088
Balance, December 31, 2023	$30,000	$555,308	$585,308
Additions	—	63,555	63,555
Balance, December 31, 2024	$30,000	$618,863	$648,863
Accumulated amortization
Balance, December 31, 2022	$22,500	$55,450	$77,950
Amortization	3,000	45,259	48,259
Balance, December 31, 2023	$25,500	$100,709	$126,209
Amortization	3,000	49,870	52,870
Balance, December 31, 2024	$28,500	$150,579	$179,079

Net carrying amounts
December 31, 2023	$4,500	$454,599	$459,099
December 31, 2024	$1,500	$468,284	$469,784

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the year ended December 31, 2024, the Company recorded $52,870 (2023 - $48,259) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $618,863 in direct costs relating to the Patent Application Rights, $63,555 of which were incurred during the year ended December 31, 2024.

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

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period. No amortization was recorded on the New Patent Application Rights to December 31, 2024.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2024

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

As of December 31, 2024, there are 94,790,000 options granted and outstanding under the 2017 Plan.

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, December 31, 2023	94,290,000	0.03	4.92
Options granted	500,000	0.01
Outstanding, December 31, 2024	94,790,000	0.03	3.93

During the year ended December 31, 2024, there were 500,000 stock options granted by Company.

Total share-based compensation for year ended December 31, 2024 was $5,417 (2023 – $nil ), stock options granted and vested during year ended December 31, 2024 was 500,000 ( 2023 – nil ). The weighted – average fair value of stock options granted during the year ended December 31, 2024 was $0.01 (2023 – $0.00).

	December 31, 2024	December 31, 2023
Risk-free interest rate	1.76%	—%
Dividend yield	0.00%	0.00%
Expected stock price volatility	140.70%	—%
Expected forfeiture rate	0.00%	0.00%
Expected life	6	—

The following non-qualified stock options were outstanding and exercisable at December 31, 2024:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
October 26, 2026	0.10	500,000	500,000
November 26, 2026	0.10	250,000	250,000
December 6, 2028	0.028	93,540,000	93,540,000
August 6, 2030	0.01	500,000	500,000
		94,790,000	94,790,000

As at December 31, 2024, the aggregate intrinsic value of the Company's stock options is $Nil .

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2024

Note 6.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2023	13,300,000	0.17
Warrants expired	(7,300,000)	0.05
Outstanding, December 31, 2024	6,000,000	0.028

The following warrants were outstanding and exercisable as at December 31, 2024:

Number of Warrants	Exercise Price	Expiry Date
6,000,000	0.028	December 12, 2028
6,000,000

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2024

Note 7.  Stockholders' Equity

The Company is authorized to issue 500,000,000 (December 31, 2023 – 500,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2024 (December 31, 2023 - $Nil).

During the year ended December 2024, the Company:

a)	Issued 1,666,667 shares of common stock (1,666,667 shares issued at $0.015) as part of a private placement for total proceeds of $25,000.
b)	Issued 19,100,000 shares of common stock (19,100,000 shares issued at $0.01) as part of a private placement for total proceeds of $191,000.
c)	Issued 4,900,000 shares of common stock (4,900,000 shares issued at $0.01) as part of a private placements for total proceeds of $49,000.

During the year ended December 2023, the Company:

a)	Issued 16,000,000 shares of common stock (16,000,000 shares issued at $0.02) as part of a private placement for total proceeds of $320,000.
b)	Issued 7,333,334 shares of common stock (7,333,334 shares issued at $0.015) as part of a private placement for total proceeds of $110,000.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2024

Note 8. Related Party Transactions and Balances

During the years ended December 31, 2024 and 2023, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2023 - $60,000) was paid or accrued to the Company's CFO. During the year ended December 31, 2024, the Company reimbursed a company controlled by the CFO a total of $6,000 (2023 - $6,000) in office rent.

b) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2022 - $60,000) was paid or accrued to the Company's CFO. During the year ended December 31, 2023, the Company reimbursed a company controlled by the CFO a total of $6,000 (2022 - $11,025) in office rent.

As at December 31, 2024 there was a balance of $15,000 owed to the CEO of the Company, and $9,500 owed to the CFO of the Company (December 31, 2023, there were $nil balances owing to related parties).

Note 9. Commitments and Contingency

Commitments

As at December 31, 2024, the Company has the following commitments:

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2024

Note 10.  Income Taxes

As a Nevada corporation, the Company is liable for taxes in the United States.  As of December 31, 2024, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements (December 31, 2023 – $nil).

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2024	2023
Net loss for the year	$(364,188)	$(415,479)

Expected income tax recovery	$(76,479)	$(87,250)
Non-deductible expenses	$—	$—
Impact of change of future tax rate	—	—
Adjustment to prior years provision versus statutory tax returns	$2	$(257,615)
Expiration of losses	$281,976	3,124
Change in valuation allowance	(205,499)	$341,741
Total income tax expense (recovery)	$—	$—

The Company’s deferred tax assets that have not been recognized are as follows:

Schedule of Deferred Tax Assets
Tax benefit of net operating loss carry forward	$6,529,189	$6,253,860
Valuation allowance	$(6,529,189)	$(6,253,860)
	$—	$—

The Company has net operation loss carryforwards of approximately $30,500,000 (December 31, 2023 - $30,500,000) to reduce future taxable income.  The valuation allowance has not changed during the year ended December 31,2024. Tax losses expire in years starting from 2023.

The deferred tax asset associated with the tax loss carry forward is approximately $6,296,352 (December 31, 2023 - $6,296,352).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.

Note 11. Subsequent Events

Subsequent to the year ended December 31, 2024, the Company:

a)	Issued 5,700,000 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1/2 share of common stock at $0.01) as part of a private placement for total proceeds of $52,500 and relief of debt amount of $4,500.

