Form 10-Q
period 2025-03-31
ProtoKinetix, Inc.
filed 2025-05-15
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(Registrant’s telephone number, including area code: 800-381-1787)

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

Yes   ☐  No  ☒

As of May 15, 2025 there were 388,580,152 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

ITEM 1 - FINANCIAL STATEMENTS

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$49,477	$(4,697)
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	50,527	(3,647)

Intangible assets (Note 4)	478,098	469,784

Total assets	$528,625	$466,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$152,225	$124,047

Total liabilities	152,225	124,047
Stockholders’ Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 385,080,152 and 371,880,152 shares issued and outstanding as at March 31, 2025 and December 31, 2024 respectively (Note 7)	2,057	1,987
Additional paid-in capital	48,700,179	48,568,249
Accumulated deficit	(48,325,836)	(48,228,146)
Total stockholders’ equity	376,400	342,090
Total liabilities and stockholders’ equity	$528,625	$466,137

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Three months ended March 31, 2025	Three months ended March 31, 2024

EXPENSES
Amortization – intangible assets (Note 4)	$12,662	$11,317
General and administrative	14,748	14,125
Professional fees	36,470	29,959
Research and development	33,810	36,625

	(97,690)	(92,026)

Net loss for the period	$(97,690)	$(92,026)
Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	374,148,485	333,102,754

 See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2024	371,880,152	$1,987	$48,568,249	$(48,228,146)	$342,090

Issuance of common stock pursuant to private placement offering	13,200,000	70	131,930	—	132,000

Net loss for the period	—	—	—	(97,690)	(97,690)

Balance, March 31, 2025	385,080,152	$2,057	$48,700,179	$(48,325,836)	$376,400

 For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2023	346,213,485	$1,850	$48,297,969	$(47,863,958)	$435,861

Issuance of common stock pursuant to private placement offering	4,166,667	24	49,976	—	50,000

Net loss for the period	—	—	—	(92,026)	(92,026)

Balance, March 31, 2024	350,380,152	$1,874	$48,347,945	$(47,955,984)	$393,835

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Three Months ended March 31, 2025	Three Months ended March 31, 2024

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(97,690)	$(92,026)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	12,662	11,317
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	33,058	22,873

Net cash used in operating activities	(51,970)	(57,836)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(25,856)	(9,736)

Net cash used in investing activities	(25,856)	(9,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	132,000	50,000

Net cash from financing activities	132,000	50,000

Net change in cash	54,174	(17,572)

Cash, beginning of period	(4,697)	20,408

Cash, end of period	$49,477	$2,836

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information- non-cash transactions:
Intangible asset costs remaining in accounts payable	12,554	—

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2025.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed March 28, 2025, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2025

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

At March 31, 2025, there were no other assets or liabilities subject to additional disclosure.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2025

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

As at March 31, 2025, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the not yet approved patent application costs at March 31, 2025.

Research and Development Costs

Research and development costs are expensed as incurred. This includes all research consultant’s fees and costs of contract research organizations.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,790,000 stock options (March 31, 2024 – 94,290,000), and 19,200,000 warrants (March 31, 2024 – 6,000,000) were not included in the computation of diluted loss per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2025

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2025

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Rental deposit	$1,050	$1,050

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

Intangible asset transactions	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2023	$30,000	$555,308	$585,308
Additions	—	63,555	63,555
Balance, December 31, 2024	$30,000	$618,863	$648,863
Additions	—	20,976	20,976
Balance, March 31, 2025	$30,000	$639,839	$669,839
Accumulated amortization
Balance, December 31, 2023	$25,500	$100,709	$126,209
Amortization	3,000	49,870	52,870
Balance, December 31, 2024	$28,500	$150,579	$179,079
Amortization	750	11,912	12,662
Balance, March 31, 2025	$29,250	$162,491	$191,741

Net carrying amounts
December 31, 2024	$1,500	$468,284	$469,784
March 31, 2025	$750	$477,348	$478,098

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the three month period March 31, 2025, the Company recorded $12,662 (2024 - $11,317) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $639,839 in direct costs relating to the Patent Application Rights, $20,976 of which were incurred during three month period ended March 31, 2025.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2025

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

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period. No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to March 31, 2025.

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

As of March 31, 2025, there are 94,790,000 options granted and outstanding under the 2017 Plan.

Total share-based compensation for stock options granted during the three-month period ended March 31, 2025 was $Nil (2024 - $nil ).

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2024, and March 31, 2025	94,790,000	0.03	3.68

The following non-qualified stock options were outstanding and exercisable at March 31, 2025:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
October 26, 2026	0.10	500,000	500,000
November 26, 2026	0.10	250,000	250,000
December 6, 2028	0.028	93,540,000	93,540,000
August 6, 2030	0.01	500,000	500,000
		94,790,000	94,790,000

As at March 31, 2025, the aggregate intrinsic value of the Company’s stock options is $Nil (March 31, 2024 – $Nil ). The weighted average fair value of stock options granted during the three-month period ended March 31, 2025 is $Nil (2024 - $Nil ).

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2025

Note 6.  Warrants

Warrant transactions for the three-months ended March 31, 2025 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2024	6,000,000	0.028
Warrants granted	13,200,000	0.01
Outstanding at March 31, 2025	19,200,000	0.017

The following warrants were outstanding and exercisable as at March 31, 2025:

Number of Warrants	Exercise Price	Expiry Date

6,000,000	0.028	December 12, 2028
500,000*	0.01	February 17, 2026
1,500,000*	0.01	February 20, 2026
500,000*	0.01	February 21, 2026
2,000,000*	0.01	February 28, 2026
750,000*	0.01	March 15, 2026
450,000*	0.01	March 15, 2026
7,500,000*	0.01	March 27, 2026
19,200,000		Total

*	Each warrant exercises into ½ share of common stock.

Note 7.  Stockholders’ Equity

The Company is authorized to issue 500,000,000 (March 31, 2024 – 500,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2025 (March 31, 2024 - $Nil ).

During the three-month period ended March 31, 2025, the Company:

a)	Issued 13,200,000 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1/2 share of common stock at $0.01) as part of a private placement for total proceeds of $132,000.

During the three-month period ended March 31, 2024, the Company:

a)	Issued 1,666,667 shares of common stock (1,666,667 shares issued at $0.015) as part of a private placements for total proceeds of $25,000.
b)	Issued 2,500,000 shares of common stock (2,500,000 shares issued at $0.01) as part of a private placements for total proceeds of $25,000.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2025

Note 8. Related Party Transactions and Balances

During the three-month periods ended March 31, 2025 and 2024, the Company entered into the following related party transactions:

a)	Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $15,000 (March 31, 2024 - $15,000) was paid or accrued to the Company's CFO. During the three months ended March 31, 2025, the Company reimbursed a company controlled by the CFO a total of $1,500 (March 31, 2024 - $1,500) in office rent.

As at March 31, 2025, there were $85,500 balances owing to related parties (March 31, 2024 - $2,500).

Note 9.  Commitments and Contingency

 As at March 31, 2025, the Company has the following commitments:

a)	Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.
b)	Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for a term of 1 year for providing research consulting services. Agreement renews annually unless otherwise terminated by either party with at least 30 days’ notice.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the three-month period ended March 31, 2025 and 2024, and our financial condition, liquidity and capital resources as of March 31, 2025 and December 31, 2024.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

 Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the period ended March 31, 2025.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise

Business Overview

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

	For the Three Months Ended
	March 31,
	2025	2024
EXPENSES
Amortization	$12,662	$11,317
General and Administrative	14,748	14,125
Professional Fees	36,470	29,959
Research and Development	33,810	36,625
Net loss for the period	$(97,690)	(92,026)

Gross Profit and Expenses

The Company’s net loss was $97,690 for the three-month period ended March 31, 2025 compared to $92,026 for the three-month period ended March 31, 2024.  The expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior three-month period ended March 31, 2024 include:

General and administrative fees remained almost flat with a small increase of $623 from $14,125 to $14,748. There are no current year marketing projects planned that will increase related expenses.

Professional fees increased by $6,511 from $29,959 to $36,470 due to increases in auditing fees and legal billing associated with year end reporting.

Research and development expenditures decreased slightly year over year with a change of $2,815 from $36,625 to $33,810 as the Company paid for molecule storage and consulting fees. The company continues to pursue research partners for cost sharing and engages institutes with grants available for continued studies on our patented AAGP molecule.

Liquidity and Capital Resources

The following summarizes our balance sheet at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Cash	$49,477	$(4,697)

Working Capital	$(101,698)	$(127,694)

At March 31, 2025, we had $49,477 in cash and $50,527 in total current assets and a negative working capital equity position of $(101,698). Based upon our working capital equity as of March 31, 2025, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities fell by $5,866 from $57,836 to $51,970 for the three-months ended March 31, 2024, and 2025, respectively. With the year over year change primarily from a change in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $25,856 for the three-month period ended March 31, 2025 while the Company had net cash used in investing activities of $9,736 for the comparative period.  The difference is attributable to an increase in patent application billings for the first quarter of the current year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $82,000 from $50,000 to $132,000 for the three-months ended March 31, 2024, and 2025, respectively. The increase of funding from private placements through the first of 2025 reflects the investor support for our focus on finding financial partners for further research and development.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2025.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of March 31, 2025 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are not effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between February 17, 2025 and March 17, 2025, the Company issued 13,200,000 shares of common stock and warrants to purchase 6,600,000 shares of common stock to accredited investors in a private placement for gross proceeds of $132,000. Each share of common stock was issued at $0.01 per share. The warrants are immediately exercisable at $0.01 per share and expire one year from the date of issuance. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on March 27, 2025.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Private Placement

Between April 2, 2025 and April 25, 2025, the Company issued 3,500,000 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1/2 share of common stock at $0.01) to accredited investors in a private placement for gross proceeds of $35,000 at a price per share of $0.01. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities.  The Company filed a Form D with the SEC on March 27, 2025 and an amended Form D with the SEC on May 14, 2025.

Rule 10b5-1 trading arrangements

During the Company’s first quarter of 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation as filed on February 16, 2022	8-K	2/14/2022	3.1
3.2	Amended and Restated Bylaws of the Company as approved on December 20, 2021	8-K	12/23/2021	3.2
4.1	Amended 2017 Stock Option and Stock Bonus Plan	8-K	11/13/2018	4.1
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019	8-K	7/17/2019	4.1
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020	8-K	4/10/2020	4.1
4.4	Consultant Warrant	10-K	3/17/2023	4.4
4.5	Form of Warrant				Filed
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015	10-K	4/14/2015	10.6
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016	10-Q	8/15/2016	10.10
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016	10-K	2/21/2017	10.9
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016	10-K	2/21/2017	10.11
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016	10-Q	11/13/2017	10.13
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017	8-K/A	9/12/2017	10.1
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017	8-K/A	9/12/2017	10.3
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017	8-K/A	9/12/2017	10.2
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017	8-K	11/15/2017	10.1
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished, not filed herewith
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Schema Document				Filed
101.CAL	XBRL Calculation Linkbase Document				Filed
101.DEF	XBRL Definition Linkbase Document				Filed
101.LAB	XBRL Label Linkbase Document				Filed
101.PRE	XBRL Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				Filed

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2025	PROTOKINETIX, INCORPORATED

By: /s/ Clarence E. Smith
Clarence E. Smith
Chief Executive Officer

By: /s/ Michael R. Guzzetta
Michael R. Guzzetta
Chief Financial Officer

