Form 10-K
period 2025-12-31
ProtoKinetix, Inc.
filed 2026-09-03
CIK 1128189

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,550,326 based upon the closing price of our common stock which was $0.00051 as of June 30, 2026, the last business day of the Company’s most recently completed second fiscal quarter.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 3, 2026, there were 411,630,152 shares of our common stock that were issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as well as some statements in press releases and some oral statements of the Company’s officers during presentations about the Company include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward looking statements. These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

Research and Development

Our business depends on our ability to sponsor research and development activities.  For the year ended December 31, 2025, the Company incurred total research and development expenses of $106,613 (2024 - $99,625).  In order to reach the Company’s goals of developing a marketable product, we will need to increase the funding of our research and development activities which at this time is limited by our ability to raise money to fund the Company.

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

We may be adversely affected by the effects of inflation. While management has determined that inflation has not had a material effect on the Company in 2025, inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

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

General Corporate Risk Factors

Insiders control over the Company.  As of September 3, 2026, the Company’s directors and executive officers hold the current right to vote approximately 7.83% of the Company’s outstanding voting stock. In addition, the heir to the deceased CEO’s estate holds approximately 35.8% of outstanding voting stock. The Company’s directors and executive officers have the right to acquire additional shares which could increase their voting percentage significantly. As a result, many of these individuals acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election and removal of a director, the removal of any officer and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm a future market price of the Company’s common stock by:

•	Delaying, deferring or preventing a change in control of the Company;

•	Impeding a merger, consolidation, takeover or other business combination involving the Company; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company .

The Company may not be able to continue as a going concern.   Our independent public accountants noted that our recurring losses from operations ($393,650 and $364,188 for the years ended December 31, 2025 and 2024, respectively) and negative net operating cash flow $135,377 and $223,050 for the years ended December 31, 2025 and 2024, respectively) raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available.

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

The Company’s principal executive office, for all operations during the year 2025 was at 109 W. Main St, Dalton, Oh 44618.

The Company does not have a lease for its principal executive office but rents month to month. A lease on the space is held by the CFO’s, company, The Guzzetta Company LLC.  The Company paid $500 per month for the office ($500 in 2024).   ProtoKinetix does not own any real property.

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

2025	Low	High
First Quarter	$0.008	$0.015
Second Quarter	0.008	0.015
Third Quarter	0.005	0.009
Fourth Quarter	0.004	0.010

2024	Low	High
First Quarter	$0.013	$0.0235
Second Quarter	0.008	0.0199
Third Quarter	0.008	0.0145
Fourth Quarter	0.008	0.0135

Holders

As of September 3, 2026, there were approximately 116 stockholders of record of the Company’s common stock.  This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

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

As of both December 31, 2025 and September 3, 2026, 94,790,000 options remain as granted under the Amended 2017 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including but not limited to the Amended 2017 Plan and individual compensation arrangements as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	94,790,000	$0.028	—
Total	94,790,000	$0.028	—

As of the year ended December 31, 2025, there were options outstanding representing a total of 94,790,000 (2024 – 94,790,000) shares of common stock to be issued upon exercise, of which: (i) options to purchase 94,790,000 shares of common stock were outstanding under the Amended 2017 Plan; and (ii) warrants outstanding to purchase 6,000,000 shares of common stock not pursuant to any plan.

Recent Sales of Unregistered Securities and Use of Proceeds

Between February 17  , 2025 and June 30, 2025, the Company issued 17,200,000 shares of common stock and warrants to purchase 8,600,000 shares of common stock to accredited investors in a private placement for gross proceeds of $167,500 and $4,500 of services. Each share of common stock was issued at $0.01 per share. The warrants are immediately exercisable at $0.01 per share and expire one year from the date of issuance. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on March 27, 2025, an amended Form D on May 14, 2025, and another amended Form D on August 12, 2025

Between July 25, 2025 and December 31, 2025, the Company issued 17,750,000 shares of common stock and warrants to purchase 250,000 shares of common stock to accredited investors in a private placement for gross proceeds of $30,000, $15,000 of services, and $132,500 of debt settlement.  No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC on October 2, 2025 and an amended Form D on December 23, 2025.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2025 and 2024, and our financial condition, liquidity and capital resources as of December 31, 2025 and 2024. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Results of Operations

	For the Years Ended
	2025	2024

Operating Expenses
Amortization	$51,292	$52,870
General and Administrative	58,135	61,470
Professional Fees	177,610	144,807
Research and Development	106,613	99,625
Share-Based Compensation	—	5,416
Total operating expenses	393,650	364,188
Loss from Operations	(393,650)	(364,188)

Net Loss	$(393,650)	$(364,188)

Revenues

We had no revenues for the years ended December 31, 2025 and 2024.

Gross profit and expenses

The Company’s net loss was $393,650 for the year ending December 31, 2025 compared to $364,188 for the year ending December 31, 2024.  These expenses were primarily incurred for professional fees, share-based compensation related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior year include:

•	Professional fees increased by $32,804, year over year going to $177,610 from $144,806 as fees increased largely due to legal work for shareholder voting regarding increasing authorized shares of common stock, and legal work regarding valuation report of patent portfolio.

•	Share-based compensation decreased from $5,417 to $nil. The company did not issue share options as a form of compensation during the year ended 2025.

•	Research and development increased by $6,988 from $99,625 to $106,613 due to an increase in storage fees for the molecule inventory. The Company has scaled back on new research and moves toward leveraging the positive study findings. New projects will be targeted investments expanding the development of the AAGP® molecule through institutional collaborations and industry partnerships. The Company is making a concentrated effort to find industry partners to move research forward.

•	General and administrative expenses pushed downward again year over year, changing by $3,335 from $61,470 to $58,135 due to the spending cuts in marketing, press releases and social media exposure. Majority of new information is currently released through updates to Company website.

Our expenses in 2025 were $393,650 which included $177,610 in professional fees. We operate the Company by hiring outside consultants to assist us with management, strategic planning, organization and daily operations.  These professional consulting services are related to marketing, accounting, merger opportunities as well as research development services.  The Company also incurred total research and development expenses of $106,613 and general and administrative costs of $58,135 during the year ended December 31, 2025.

Liquidity and Capital Resources

	As at December 31,
	2025	2024

Cash	$1,118	$(4,697)

Working Capital	$(183,266)	$(127,694)

At December 31, 2025, we had $1,118 in cash and $2,168 in total current assets.  As of December 31, 2025, we had a negative working capital equity deficit position of $183,266.  Although as of the date of this Annual Report we do not believe we have sufficient capital to meet cash flow projections and carry forward our business objectives in the short-term, the Company will need additional working capital to continue its medical research or to be successful in any future business activities and continue to pay its liabilities.  There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash for the Years ended December 31, 2025 and 2024

Net Cash Used in Operating Activities

During the year ended December 31, 2025, net cash provided by operating activities decreased by $87,673 from a use of $223,050 to $135,377 provided for the years ended December 31, 2024 and 2025, respectively. This change was predominantly due to increase in accounts payable.

Net Cash Used in Investing Activities

During the year ended December 31, 2025, net cash used in investing activities decreased by $1,747 as we continue to maintain global patent applications. Current year spending was narrowed to maintenance of existing patent family. Net cash used for investing activities for the year ended December 31, 2024 was $58,055.  Net cash used for investing activities for the year ended December 31, 2025 was $56,308.

Net Cash Provided by Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities decreased by $58,500 from $256,000 to $197,500 for the years ended December 31, 2024 and 2025 respectively. This decrease was predominantly due to a reduction in funding of new research through private placement of common stock shares.

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

As at December 31, 2025, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company’s patents, whereas no amortization has been recognized on the not yet approved patent application costs for any new patents as at December 31, 2025.

Sales and Marketing

The Company is currently not selling or marketing any products.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2025.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2025 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2025, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2025.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2025, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, which include the following:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2025, we used outside services to perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Except as set forth below, as of September 1, 2026, the Company’s current officers and directors consist of the following persons:

Name	Age	Title	Year Appointed
Michael R. Guzzetta	68	Chairman, Chief Executive Officer, Director	November 2025
		Chief Financial Officer	November 2017

Keith R. Brunt	46	President	June 2026

Jason Lamp	53	Director	June 2026

Michael W. Jones	64	Director	June 2026

Clarence E. Smith		Chairman, President & Chief Executive Officer	February 2015—November 2025
		Director	June 2014—November 2025

Edward R. McDonough		Director	July 2015 – March 2026

Michael R. Guzzetta was appointed Chairman and CEO upon the death of Clarence E. Smith, the former Chairman and CEO. Mr. Guzzetta will continue to hold the position of Chief Financial Officer of the Company.  Mr. Guzzetta is a Certified Public Accountant with a practice located in Central & Northeast Ohio providing services including business and individual taxation, non-profit accounting, corporate policy and procedure development, business organization and consulting.  Prior to opening his practice, he spent 20 years in corporate management in the communications and energy industries.  Between 2014 and 2015, Mr. Guzzetta served as Treasurer and principal financial officer of Trans Energy Inc., a publicly traded energy company, where his responsibilities included corporate banking, risk management, maintaining fiscal control, budgeting, taxation and SEC reporting.  His prior positions include Midwest Region Business Manager for a Fortune 100 company and Controller for an energy marketing company.  Mr. Guzzetta also served as an Adjunct Professor at Stark State College and taught courses in accounting, finance, business management, and economics.  He is a graduate of Walsh University where he graduated Magna Cum Laude with a BA in Accounting.  He earned his MBA from Capital University in Columbus, Ohio.  Mr. Guzzetta has been a past member of both the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.  He has served on the boards of the Canton Ballet, the ALS CARE Project and the Finance Committee of Stark County Board of Developmental Disabilities.

Dr. Keith R. Brunt, is an Associate Professor of the Department of Pharmacology in the Faculty of Medicine at Dalhousie University; Adjunct Professor in the Faculty of Business at the University of New Brunswick; and a Translational Scientist at the New Brunswick Heart Centre. Dr. Brunt has served as a director and executive on several boards in both non-profit research organizations and for-profit companies, including as a director of Routinify Inc. from 2019-2024, and as the Chair of the Board of Directors of Heart & Stroke Foundation New Brunswick from 2021-2024. Dr. Brunt has extensive experience in the scientific and clinical research fields across several disciplines. As a specialist in translational science and medicine, Dr. Brunt has advanced degrees in Physiology (BSc. Hons.) from the University of Saskatchewan and a PhD in experimental medicine for gene and cell-based therapy from Queen's University in Kingston, ON, and has completed a Fellowship in regenerative medicine at the University Health Network in Toronto, ON. Dr. Brunt founded and, since 2014, has served as both a director and the Chief Scientific Officer of Nota Bene BioMatrix Inc., a knowledge brokerage, served as Director of Finance for IMPART, a research network, and directs an independent research program in the natural sciences and experimental therapeutics, where he has managed millions in research and development grants and commercialization funds, specializing in primordial molecules and their regulatory networks. Dr. Brunt has also served as a Medical Science Advisor to the Company since 2019. Dr. Brunt draws inspiration from nature and translates this excitement into innovation, maintaining a passion for improving quality of life through strategic research and development.

Michael W. Jones was appointed as a director of the Company to serve as a member of the Board on June 17, 2026. He has spent more than two decades at the helm of automotive enterprises across Kentucky and the Southeast, partnering with owner groups, leading investment-backed start-ups, and personally building ventures from the ground up. He is recognized as a strategic leader and trusted community figure and has consistently delivered strong organizational and financial results. Throughout his career, Jones has served as Dealer Principal overseeing multi-franchise operations, led regional multi-location management across Tennessee and Georgia, and operated his own successful dealership enterprises in Corbin, Kentucky. Mr. Jones augments the Board with his experience in strategic planning, investment and corporate growth, commercialization, and market development. His work has spanned organizations ranging from 5 to 80+ employees and operations exceeding $30 million in assets under management. Mr. Jones attended University of the Cumberlands from 1988 through 1989.

Jason Lamp was appointed as a director of the Company to serve as a member of the Board on June 17, 2026. Mr. Lamp is an entrepreneur, investor, and strategic advisor based in the Atlanta, Georgia area. He graduated from the University of Northern Iowa in 1996 with a BGS and began his entrepreneurial career by successfully building a multi-franchise group. Building on that experience, Mr. Lamp founded Triple J Construction, a high-end remodeling and construction company that he continues to lead, providing more than 25 years of experience in operations, management, financial oversight, and business development. Mr. Lamp is also co-founder of Core Focus Digital, where he provides strategic guidance and investment across a portfolio of technology and data-driven marketing solutions. In addition, he has extensive experience as a private-placement investor and strategic advisor to emerging publicly traded companies, advising on go-to-market strategy, commercialization, distribution, and business development. Mr. Lamp brings to the Board experience in strategic planning, corporate growth, investment, commercialization, and market development, particularly involving highly technical solutions in the biotechnology, medical, and chemical sectors. His experience with technologies subject to FDA and other regulatory requirements provides a relevant perspective on commercialization, strategic partnerships, market adoption, and the broader development of PKTX’s technology and business opportunities.

Clarence E. Smith served as President and Chief Executive Officer for the Company from February 19, 2015 until his death in November 2025 and served as member of the Board of Directors of the Company June 1, 2014 until his death in November 2025.  Prior to joining the Company as President and CEO, Mr. Smith served and continues to serve as managing member of Tombstone Resources and Smith Equipment, LLC, a privately held company that holds operating oil and gas wells and Smith Equipment Company, a privately held company that leases out construction equipment.  In 1981, Mr. Smith started Arvilla Well Service in West Virginia which provided construction services to oil and gas companies in the Appalachian Basin.  After merging Arvilla Well Service into Arvilla Pipeline Construction Co., Inc., Mr. Smith sold the company in 2008.  Mr. Smith also purchased Arrow Oilfield Services in 2004, which was renamed Arvilla Oilfield Services, LLC and subsequently merged with Trans Energy, a publicly traded company in 2004.  Mr. Smith served as Chairman of the Board and CEO of Trans Energy, Inc. from 2005 to 2006.  Mr. Smith graduated from St. Marys High School in West Virginia in 1981.

Edward P. McDonough was appointed as a member of the Board of Directors of the Company on July 1, 2015 and served until March 2026.  In addition to serving as a director of the Company, Mr. McDonough is a managing shareholder and President of McDonough, Eddy, Parsons & Baylous, A.C., a certified public accountant firm in Parkersburg, West Virginia since 1985.  The firm originated in the early 1950s, employs 15 professional certified public accountants and accountants, and serves as certified public accountants for approximately 400 private corporations, firms, and individuals in various commercial, business, professional, and industrial fields.  Mr. McDonough became a Certified Public Accountant in 1978, a Certified Valuation Analyst in 1996, and a Chartered Global Management Accountant in 2012.  Since 1986, Mr. McDonough has served as a Director and Chairman of the Board of Community Bank of Parkersburg, held by Community Bankshares, Inc.  He is also a Member of the American Institute of Certified Public Accountants (AICPA), has served as a Past President and Member of the West Virginia Board of Accountancy, is a Life Member, Past Director and Past President of the West Virginia Society of Certified Public Accountants and is a Member and Past President of the Parkersburg Chapter of the West Virginia Society of CPAs.  Mr. McDonough acquired his Bachelor of Science in Business Administration with a Major in Accounting at West Virginia University in Morgantown, West Virginia in 1973.

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

Independent Directors

The Board of Directors has determined that Mr. McDonough was an independent member of the Board of Directors of the Company during his term, and Jason Lamp and Michael W. Jones are independent members of the Board of Directors of the Company pursuant to SEC Rule 10A-3(b)(1).

Business and Scientific Advisory Board

Our Business and Scientific Advisory Board exists to assist the Board of Directors with understanding both the regulatory and business aspects of the biopharmaceutical industry are particularly valuable for the expansion and commercialization of AAGP® applications.  The current member on the board is:

•	Mr. Peter Jensen, former director of the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 and any amendments thereto filed with the Securities and Exchange Commission and stockholder reports from our transfer agent and written representations that no other reports were required, during the fiscal year ended December 31, 2025 our officers, directors and 10% or more stockholders complied with all Section 16(a) filing requirements applicable to them, except for the filing of a Section 16(a) report upon the death of Clarence E. Smith.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to ProtoKinetix’s named executive officers for the two years ended December 31, 2025 and 2024:

Summary Compensation Table for Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clarence E. Smith (2)
President & CEO	2025	—	—	—	—	—	—	—	—
	2024	—	—	—	—	—	—	—	—
Michael R. Guzzetta (3)
CEO & Chief Financial Officer	2025	60,000	—	—	—	—	—	—	60,000
	2024	60,000	—	—	—	—	—	—	60,000

(1)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in the Company’s consolidated financial statements. Refer to the Outstanding Equity Awards at Fiscal Year End schedule regarding option details on an award-by-award basis.
(2)	Mr. Smith served as the Company’s President and CEO until his passing in November 2025.
(3)	Mr. Guzzetta was appointed as the Company’s CEO in November 2025 and continues to act as the Company’s CFO.

Consulting Agreements

We have entered into consulting agreements with certain Company officers as set forth below.

Clarence E. Smith – Mr. Smith was Chief Executive Officer and President of the Company until his passing in November 2025.  He entered into a consulting agreement with the Company dated December 30, 2016 (effective January 1, 2017) (the “2017 Smith Agreement”).

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

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants held by Mr. Smith at his death.

Michael R. Guzzetta – Mr. Guzzetta is Chief Financial Officer of the Company, and as of November of 2025 also serves as Chairman and CEO.

He entered into a consulting agreement with the Company dated November 14, 2017. The consulting agreement term is from November 14, 2017 to December 1, 2018, with automatic renewal in one-year increments with both parties having a right to terminate by giving either party notice 30 days prior to the end of the term. It also provides for a monthly consulting fee of $5,000. In 2025, the Company paid Mr. Guzzetta $60,000 in consulting fees, and reimbursed The Guzzetta Company LLC $6,000 for office rent of $500 monthly. In 2024, he received $60,000 in consulting fees and The Guzzetta Company LLC was reimbursed $6,000 for office rent of $500 monthly.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as to option awards held by each of the named executive officers of ProtoKinetix as of December 31, 2025.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Clarence E. Smith (Estate)	32,350,000	(1)	—	0.028	12/06/2028

Michael R. Guzzetta	13,260,000	(2)	—	0.028	12/06/2028

(1)	Represents options cancelled, and subsequently regranted pursuant to the Amended 2017 Plan on December 7, 2022 at $0.028 per share, fully vested.

(2)	Represents options cancelled, and subsequently regranted pursuant to the Amended 2017 Plan on December 7, 2022 at $0.028 per share, fully vested.

Director Compensation

The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2025:

Director Compensation
	Fees Earned or Paid in Cash	Bonus	Stock Awards (1)	Option Awards (2)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Edward P. McDonough	—	—	—	—	—	—	—	—

(1)	The aggregate grant date fair value of these stock awards was computed in accordance with ASC 718.

(2)	Represents the grant date full fair value of compensation costs of stock options granted during the respective year for financial statement reporting purposes, using the Black-Scholes Option Pricing Model. Assumptions used in the calculation of these amounts are included in the Company’s audited financial statements.

(3)	As of December 31, 2025, Mr. McDonough held options to acquire 7,500,000 shares of the Company’s common stock, all of which were vested and exercisable and expire on December 6, 2028. Mr McDonough voluntarily canceled his options March 31, 2026.

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

The following table sets forth certain information regarding our shares of common stock beneficially owned as of September 3, 2026, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants or convertible debt. Shares underlying such options, warrants, and convertible promissory notes, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Beneficial Ownership Percentage as of September 3, 2026 (1)
More than 5% Stockholders
Grant Young (2)	52,301,250	11.52%
Alexandra Smith (3)	158,937,869	35.80%
John & Edith Smith	23,458,709	5.70%

Directors and Named Executive Officers
Michael R. Guzzetta (4)	13,996,369	3.29%
Keith R. Brunt (5)	5,822,572	1.41%
Jason Lamp	6,496,878	1.58%
Michael W. Jones	6,400,000	1.55%

All directors and executive officers as a group (6):	32,715,819	7.83%

(1)	Based on 411,630,152 shares of common stock outstanding on September 3, 2026, and, with respect to each individual holder, rights to acquire common stock exercisable within 60 days.

(2)	Consists of 10,021,250 shares of common stock owned by Mr. Young directly; the right to acquire 6,000,000 shares of common stock upon warrant exercise; the right to acquire 36,280,000 shares of common stock upon option exercise.
(3)	Consists of 27,700,776 shares of common stock owned by Alexandra Smith directly; 83,787,093 shares held by Clarence E. Smith’s trusts; 13,250,000 shares inherited from Clarence E. Smith; 1,850,000 shares held by Mr. Smith’s IRA; and options to purchase 32,350,000 shares.
(4)	Consists of 736,369 shares of common stock owned by Mr. Guzzetta directly, and 13,260,000 shares of common stock issuable upon the exercise of stock options.
(5)	Consists of 2,042,572 shares of common stock owned by Mr. Brunt directly; 1,030,000 held by NBBM Inc., controlled by Mr. Brunt; and 2,750,000 shares of common stock issuable upon the exercise of stock options.
(6)	Consists of 16,705,819 shares of common stock and options to purchase 16,010,000 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2024 - $60,000) was paid or accrued to the Company’s CFO. During the year ended December 31, 2025, the Company reimbursed a company controlled by the CFO a total of $6,000 (2024 - $6,000) in office rent.

Please refer to “Recent Sales of Unregistered Securities and Use of Proceeds” for a description of the securities purchased by Mr. Smith during 2025.

Please refer to “Outstanding Equity Awards at Fiscal Year-End” for a description of the option grants held by Mr. Smith and Mr. Guzzetta.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2025 and 2024, Davidson & Company LLP, Chartered Professional Accountants (“Davidson”) the Company’s principal accountants billed the Company $35,427 and $32,390, respectively for fees for the audit of the Company’s annual financial statements.  All amounts are in U.S. dollars.

Audit-Related Fees

For the years ended December 31, 2025 and 2024, Davidson did not provide the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”

Tax Fees

For the years ended December 31, 2025 and 2024, Davidson billed $4,620 in 2025 and $4,100 in 2024 for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2025 and 2024, Davidson did not bill the Company for fees associated with the preparation and filing of the Company’s registration statements, the creation of pro forma financial statements and other related matters.

For the years ended December 31, 2025 and 2024, Davidson billed the Company $28,847 and $25,811 for fees for the review of the Company’s quarterly financial statements.  All amounts are in U.S. dollars.

Audit Committee Pre-Approval Policies

The Company currently does not have a formal audit committee.  The Company’s Board of Directors currently approves in advance all audit and non-audit related services performed by the Company’s principal accountants and appointed Michael Guzzetta as the responsible director to review all financial information of the Company and correspond with the independent auditors regarding the same.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

EXHIBIT INDEX

The following documents are being filed with the Commission as exhibits to this Annual Report on Form 10-K.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation as filed on February 16, 2022	8-K	2/14/2022	3.1
3.2	Amended and Restated Bylaws of the Company as approved on December 20, 2021	8-K	12/23/2021	3.2
4.1	Amended 2017 Stock Option and Stock Bonus Plan	8-K	11/13/2018	4.1
4.2	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on July 15, 2019	8-K	7/17/2019	4.1
4.3	Amendment to Amended 2017 Stock Option and Stock Bonus Plan as approved on April 6, 2020	8-K	4/10/2020	4.1
4.4	Consultant Warrant	10-K	3/17/2023	4.4
4.5	Form of Warrant	10-K	3/17/2023	4.5
4.6	Description of Capital Stock of the Company	10-K	3/28/2025	4.6
10.1	Royalty Agreement between the Company and The Governors of the University of Alberta, dated April 8, 2015	10-K	4/14/2015	10.6
10.2	Collaborative Research Agreement between the Company and the University of British Columbia, dated May 31, 2016	10-Q	8/15/2016	10.10
10.3	Consulting Agreement between the Company and Clarence E. Smith, dated December 30, 2016	10-K	2/21/2017	10.9
10.4	Director Consulting Agreement between the Company and Edward P. McDonough, dated December 30, 2016	10-K	2/21/2017	10.11
10.5	Consulting Agreement between the Company and Grant Young, dated December 30, 2016	10-Q	11/13/2017	10.5
10.6	First Amendment to Consulting Agreement between Clarence E. Smith and the Company dated September 1, 2017	8-K/A	9/12/2017	10.1
10.7	First Amendment to Consulting Agreement between Grant Young and the Company dated September 1, 2017	8-K/A	9/12/2017	10.3
10.8	First Amendment to Consulting Agreement between Edward P. McDonough and the Company dated September 1, 2017	8-K/A	9/12/2017	10.2
10.9	Consulting Agreement between ProtoKinetix Incorporated and Michael Guzzetta, dated November 14, 2017	8-K	11/15/2017	10.1
14.1	Code of Business Conduct and Ethics and Whistleblower Policy adopted July 8, 2019	8-K	7/17/2019	14.1
19.1	Insider Trading Policy adopted July 8, 2019	10-K	3/28/2025	19.1
19.2	Policy on Trading Blackout Periods adopted July 8, 2019	10-K	3/28/2025	19.2
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Furnished, not filed herewith
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished, not filed herewith
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Schema Document				Filed
101.CAL	XBRL Calculation Linkbase Document				Filed
101.DEF	XBRL Definition Linkbase Document				Filed
101.LAB	XBRL Label Linkbase Document				Filed
101.PRE	XBRL Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				Filed

ITEM 16. Form 10-K Summary

This Item is optional and the registrant is not required to furnish this information.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOKINETIX, INCORPORATED

Dated: September 3, 2026	By:	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Principal Executive Officer

Dated: September 3, 2026	By:	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: September 3, 2026	By:	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Director

Dated: September 3, 2026	By:	/s/ Keith R. Brunt
Keith R. Brunt
President & Director

Dated: September 3, 2026	By:	/s/ Jason Lamp
Jason Lamp
Director

Dated: September 3, 2026	By:	/s/ Michael W. Jones
Michael W. Jones
Director

PROTOKINETIX, INCORPORATED (A Development Stage Company) FINANCIAL STATEMENTS December 31, 2025 (Stated in US Dollars)

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

ProtoKinetix, Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ProtoKinetix, Incorporated (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit of $48,621,796 and a working capital deficiency of $183,266 as December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair value of intangible assets

As discussed in Note 4 to the financial statements, the Company held intangible assets of $481,206 relating to patent and patent application rights.

We identified the estimation of the fair value of intangible assets as a critical audit matter. Subjective auditor judgment was required to evaluate management’s estimates and assumptions used to determine the fair value of the intangible assets, including the economic useful life over which the patent rights are being amortized and whether indicators of impairment were present.

The following are the primary procedures we performed to address this critical audit matter:

•	We obtained management’s impairment analysis of intangible assets and assessment of impairment triggers.
•	We assessed the consistency and reasonableness of the assumptions used by management in performing the impairment test.
•	We discussed with management the plans and intent for the patents and patent applications.
•	We confirmed title to ensure patent rights and patent application rights remain in good standing.

We have served as the Company’s auditor since 2008.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants	Vancouver, Canada

September 3, 2026

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

As of December 31, 2025 and 2024

	2025	2024
ASSETS
Current Assets
Cash	$1,118	$(4,697)
Prepaid expenses and deposits (Note 3)	1,050	1,050
Total current assets	2,168	(3,647)

Intangible assets (Note 4)	481,206	469,784

Total assets	$483,374	$466,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 8)	$185,434	$124,047

Total liabilities	185,434	124,047
Stockholders' Equity
Common stock, $0.0000053 par value; 500,000,000 common shares authorized; 406,830,152 and 371,880,152 shares issued and outstanding for 2025 and 2024 respectively (Note 7)	2,177	1,987
Additional paid-in capital	48,917,559	48,568,249
Accumulated deficit	(48,621,796)	(48,228,146)
Total stockholders' equity	297,940	342,090
Total liabilities and stockholders' equity	$483,374	$466,137

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCOPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

	2025	2024

EXPENSES
Amortization – intangible assets (Note 4)	$51,292	$52,870
General and administrative	58,135	61,470
Professional fees (Note 8)	177,610	144,806
Research and development	106,613	99,625
Share-based compensation (Note 5)	—	5,417

Operating Income (Expenses)	(393,650)	(364,188)

Net loss for the year	$(393,650)	$(364,188)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	386,284,947	358,557,930

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

See Notes to Financial Statements

 PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2024	371,880,152	$1,987	$48,568,249	$(48,228,146)	$342,090

Issuance of common stock pursuant to private placement offering	19,750,000	108	197,392	—	197,500
Issuance of common stock in exchange for consulting services	1,950,000	12	19,488	—	19,500
Issuance of common stock in exchange for debt	13,250,000	70	132,430		132,500
Net loss for the period	—	—	—	(393,650)	(393,650)

Balance, December 31, 2025	406,830,152	$2,177	$48,917,559	$(48,621,796)	$297,940

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

	2025	2024

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(393,650)	$(364,188)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	51,292	52,870
Fair value of compensatory options granted	—	5,417

Changes in operating assets and liabilities:
Prepaid expenses and deposits	—	—
Accounts payable and accrued liabilities	206,981	82,851

Net cash provided by (used in) operating activities	(135,377)	(223,050)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(56,308)	(58,055)

Net cash used in investing activities	(56,308)	(58,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	197,500	256,000
Issuance of common stock for shareholder advance	—	—

Net cash from financing activities	197,500	256,000

Net change in cash	5,815	(25,105)

Cash, beginning of year	(4,697)	20,408

Cash, end of year	$1,118	$(4,697)

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information – non-cash transactions:
Shares issued in exchange for consulting services and settlement of debt	$152,000	$9,000
Intangible asset costs remaining in account payable	23,840	17,434

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit of $48,621,796   and a working capital deficiency of $183,266 at December 31, 2025.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2025

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

At December 31, 2025, there were no other assets or liabilities subject to additional disclosure.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2025

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

As at December 31, 2025, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the not yet approved patent application costs at December 31, 2025.

Research and Development Costs

Research and development costs are expensed as incurred. This includes all research consultant’s fees and costs of contract research organizations.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,790,000 stock options (December 31, 2024 – 94,790,000) and 23,700,000 warrants (December 31, 2024 – 6,000,000) were not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's losses.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2025

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

Note 3.  Prepaid Expenses and Deposits

The following summarizes the Company's prepaid expenses and deposits outstanding as at December 31, 2025 and 2024:

	2025	2024
Rental deposit	$1,050	$1,050

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2025

Note 4. Intangible Assets

Intangible asset transactions are summarized as follows:

Intangible asset transactions	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2023	$30,000	$555,308	$585,308
Additions	—	63,555	63,555
Balance, December 31, 2024	$30,000	$618,863	$648,863
Additions	—	62,714	62,714
Balance, December 31, 2025	$30,000	$681,577	$711,577
Accumulated amortization
Balance, December 31, 2023	$25,500	$100,709	$126,209
Amortization	3,000	49,870	52,870
Balance, December 31, 2024	$28,500	$150,579	$179,079
Amortization	1,500	49,792	51,292
Balance, December 31, 2025	$30,000	$200,371	$230,371

Net carrying amounts
December 31, 2024	$1,500	$468,284	$469,784
December 31, 2025	$—	$481,206	$481,206

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the "Patent Assignment") with the Institut National des Sciences Appliquees de Rouen ("INSA") for the assignment of certain patents and all rights associated therewith (the "Patents"). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the year ended December 31, 2025, the Company recorded $51,292 (2024 - $52,870) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the "Patent Application Rights").  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $681,577 in direct costs relating to the Patent Application Rights, $62,714 of which were incurred during the year ended December 31, 2025.

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

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period. No amortization was recorded on the New Patent Application Rights to December 31, 2025.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2025

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

As of December 31, 2025, there are 94,790,000 options granted and outstanding under the 2017 Plan.

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, December 31, 2024	94,790,000	0.03	3.93
Options granted	—	—	—
Outstanding, December 31, 2025	94,790,000	0.03	2.93

During the year ended December 31, 2025, there were no stock options granted by Company.

Total share-based compensation for year ended December 31, 2025 was $nil (2024 – $5,417), no stock options were granted or vested during year ended December 31, 2025 (2024 –500,000). The weighted – average fair value of stock options granted during the year ended December 31, 2025 was $nil (2024 – $0.01).

	December 31, 2025	December 31, 2024
Risk-free interest rate	—%	1.76%
Dividend yield	0.00%	0.00%
Expected stock price volatility	0.00%	140.70%
Expected forfeiture rate	—%	0.00%
Expected life	—	6

The following non-qualified stock options were outstanding and exercisable at December 31, 2025:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
October 26, 2026	0.10	500,000	500,000
November 26, 2026	0.10	250,000	250,000
December 6, 2028	0.028	93,540,000	93,540,000
August 6, 2030	0.01	500,000	500,000
		94,790,000	94,790,000

As at December 31, 2025, the aggregate intrinsic value of the Company's stock options is $nil .

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2025

Note 6.  Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2024	6,000,000	0.028
Warrants granted	17,700,000	0.010
Outstanding, December 31, 2025	23,700,000	0.015

The following warrants were outstanding and exercisable as at December 31, 2025:

Number of Warrants	Exercise Price	Expiry Date
500,000	0.01	February 17, 2026
1,500,000	0.01	February 20, 2026
500,000	0.01	February 21, 2026
2,000,000	0.01	February 28, 2026
1,200,000	0.01	March 15, 2026
7,500,000	0.01	March 27, 2026
1,000,000	0.01	April 02, 2026
2,000,000	0.01	April 08, 2026
500,000	0.01	April 11, 2026
500,000	0.01	June 26, 2026
500,000	0.01	July 25, 2026
6,000,000	0.028	December 12, 2028
23,700,000

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2025

Note 7.  Stockholders' Equity

The Company is authorized to issue 500,000,000 (December 31, 2024 – 500,000,000) shares of $0.0000053 par value common stock.  Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2025 (December 31, 2024 - $nil).

During the year ended December 2025, the Company:

a)	Issued 19,750,000 shares of common stock (19,750,000 shares issued at $0.01) as part of a private placement for total proceeds of $197,500. The Company issued 17,700,000 warrants as part of private placement transactions.
b)	Issued 1,950,000 shares of common stock (1,950,000 shares issued at $0.01) in exchange for consulting services of $19,500.
c)	Issued 13,250,000 shares of common stock (13,250,000 shares issued at $0.01) in exchange for settlement of debt of $132,500.

During the year ended December 2024, the Company:

a)	Issued 1,666,667 shares of common stock (1,666,667 shares issued at $0.015) as part of a private placement for total proceeds of $25,000.
b)	Issued 19,100,000 shares of common stock (19,100,000 shares issued at $0.01) as part of a private placement for total proceeds of $191,000.
c)	Issued 4,900,000 shares of common stock (4,900,000 shares issued at $0.01) as part of a private placement for total proceeds of $49,000.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2025

Note 8. Related Party Transactions and Balances

During the years ended December 31, 2025 and 2024, the Company entered into the following related party transactions:

a) Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $60,000 (2024 - $60,000) was paid or accrued to the Company's CFO. During the year ended December 31, 2025, the Company reimbursed a company controlled by the CFO a total of $6,000 (2024 - $6,000) in office rent.

As at December 31,2025 there was a balance of $31,700 (2024 - $15,000) owed to the CEO of the Company, and $500 (2024 - $9,500) owed to a company controlled by the CFO of the Company.

Note 9. Commitments and Contingency

Commitments

As at December 31, 2025, the Company has the following commitments:

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS December 31, 2025

Note 10.  Income Taxes

As a Nevada corporation, the Company is liable for taxes in the United States.  As of December 31, 2025, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements (December 31, 2024 – $nil).

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2025	2024
Net loss for the year	$(393,650)	$(364,188)

Expected income tax recovery	$(82,667)	$(76,479)
Adjustment to prior years provision versus statutory tax returns	$1,136	$2
Expiration of losses	$1,171,978	281,976
Change in valuation allowance	(1,090,448)	$(205,499)
Total income tax expense (recovery)	$—	$—

The Company’s deferred tax assets that have not been recognized are as follows:

Schedule of Deferred Tax Assets
Tax benefit of net operating loss carry forward	$5,438,741	$6,529,189
Valuation allowance	$(5,438,741)	$(6,529,189)
	$—	$—

The Company has net operation loss carryforwards of approximately $23,131,000   (December 31, 2024 - $30,500,000) to reduce future taxable income.  The valuation allowance has not changed during the year ended December 31,2025. Tax losses expire in years starting from 2024.

The deferred tax asset associated with the tax loss carry forward is approximately $5,438,741 (December 31, 2024 - $6,296,352).  The Company has provided a full valuation allowance against the deferred tax asset since it is more likely than not that the asset will not be realized.

Note 11. Subsequent Events

Subsequent to the year ended December 31, 2025, the Company:

a)	Between January and March 2026 issued 2,700,000 shares of common stock (2,700,000 shares issued at $0.01) as part of a private placement for total proceeds of $27,000.
b)	Between April and June 2026, 2,100,000 shares of common stock (2,100,000 shares issued at $0.01) as part of a private placement for total proceeds of $21,000.
c)	All warrants expired after year end 2025 with the exception of 6,000,000 warrants for shares that will expire December 12, 2028.

