Form 10-Q
period 2026-03-31
ProtoKinetix, Inc.
filed 2026-11-04
CIK 1128189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐   Yes   ☒  No

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐   Yes   ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes   ☐  No  ☒

As of November 4, 2026, there were 412,130,152 shares of ProtoKinetix, Incorporated common stock that were issued and outstanding.

PROTOKINETIX, INCORPORATED

ITEM 1 - FINANCIAL STATEMENTS

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$524	$1,118
Prepaid expenses (Note 3)	1,050	1,050
Total current assets	1,574	2,168

Intangible assets (Note 4)	483,092	481,206

Total assets	$484,666	$483,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$237,453	$185,434

Total liabilities	237,453	185,434
Stockholders’ Equity
Common stock, $0.0000053 par value; 600,000,000 common shares authorized; 409,530,152 and 406,830,152 shares issued and outstanding as at March 31, 2026 and December 31, 2025 respectively (Note 7)	2,191	2,177
Additional paid-in capital	48,944,544	48,917,559
Accumulated deficit	(48,699,522)	(48,621,796)
Total stockholders’ equity	247,213	297,940
Total liabilities and stockholders’ equity	$484,666	$483,374

Basis of Presentation – Going Concern Uncertainties (Note 1)

Commitments and Contingency (Note 9)

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31, 2026	Three months ended March 31, 2025

EXPENSES
Amortization – intangible assets (Note 4)	$9,821	$12,662
General and administrative	12,660	14,748
Professional fees	31,025	36,470
Research and development	24,220	33,810

	(77,726)	(97,690)

Net loss for the period	$(77,726)	$(97,690)
Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	407,989,596	374,148,485

 See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2025	406,830,152	$2,177	$48,917,559	$(48,621,796)	$297,940

Issuance of common stock pursuant to private placement offering	2,700,000	14	26,985	—	26,999

Net loss for the period	—	—	—	(77,726)	(77,726)

Balance, March 31, 2026	409,530,152	$2,191	$48,944,544	$(48,699,522)	$247,213

 For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, December 31, 2024	371,880,152	$1,987	$48,568,249	$(48,228,146)	$342,090

Issuance of common stock pursuant to private placement offering	13,200,000	70	131,930	—	132,000

Net loss for the period	—	—	—	(97,690)	(97,690)

Balance, March 31, 2025	385,080,152	$2,057	$48,700,179	$(48,325,836)	$376,400

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2026 and 2025

	Three Months ended March 31, 2026	Three Months ended March 31, 2025

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(77,726)	$(97,690)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization – intangible assets	9,821	12,662
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	44,290	33,058

Net cash used in operating activities	(23,616)	(51,970)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(3,978)	(25,856)

Net cash used in investing activities	(3,978)	(25,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	26,999	132,000

Net cash from financing activities	26,999	132,000

Net change in cash	(595)	54,174

Cash, beginning of period	1,118	(4,697)

Cash, end of period	$524	$49,477

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—
Supplementary information- non-cash transactions:
Intangible asset costs remaining in accounts payable	31,569	12,554

See Notes to Financial Statements

PROTOKINETIX, INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

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

The Company has not developed a commercially viable product, has not generated any significant revenue to date, and has incurred losses since inception, resulting in a net accumulated deficit at March 31, 2026.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed September 3, 2026, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2026

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

At March 31, 2026, there were no other assets or liabilities subject to additional disclosure.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2026

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

As at March 31, 2026, the Company does not hold any intangible assets with indefinite lives.

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

Amortization is recognized in profit or loss on a straight-line basis over the estimated useful lives of the Company's patents, whereas no amortization has been recognized on the not yet approved patent application costs at March 31, 2026.

Research and Development Costs

Research and development costs are expensed as incurred. This includes all research consultant’s fees and costs of contract research organizations.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  The effect of 94,790,000 stock options (March 31, 2025 – 94,790,000), and 10,500,000 warrants (March 31, 2025 – 19,200,000) were not included in the computation of diluted loss per share for all periods presented because it was anti-dilutive due to the Company’s losses.

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2026

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

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2026

Note 3.   Prepaid Expenses

The following summarizes the Company’s prepaid expenses outstanding as at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Rental deposit	$1,050	$1,050

Note 4.   Intangible Assets

Intangible asset transactions are summarized as follows:

Intangible asset transactions	Patent Rights	Patent Application Rights	Total
Cost
Balance, December 31, 2024	$30,000	$618,863	$648,863
Additions	—	62,714	62,714
Balance, December 31, 2025	$30,000	$681,577	$711,577
Additions	—	11,706	11,706
Balance, March 31, 2026	$30,000	$693,284	$723,284
Accumulated amortization
Balance, December 31, 2024	$28,500	$150,579	$179,079
Amortization	1,500	49,792	51,292
Balance, December 31, 2025	$30,000	$200,371	$230,371
Amortization	—	9,821	9,821
Balance, March 31, 2026	$30,000	$210,192	$240,192

Net carrying amounts
December 31, 2025	$—	$481,206	$481,206
March 31, 2026	$—	$483,092	$483,092

During the year ended December 31, 2015, the Company entered into an Assignment of Patents and Patent Application (effective January 1, 2015) (the “Patent Assignment”) with the Institut National des Sciences Appliquees de Rouen (“INSA”) for the assignment of certain patents and all rights associated therewith (the “Patents”). The Company and INSA had previously entered into a licensing agreement for the Patents in August 2004. The Patent Assignment transfers all of the Patents and rights associated therewith to the Company upon payment to INSA in the sum of $30,000 (25,000 Euros) (paid). During the three month period March 31, 2026, the Company recorded $9,821 (2025 - $12,662) in amortization expense associated with the Patents Rights.

During the year ended December 31, 2015, the Company entered into a Technology Transfer Agreement with Grant Young for the assignment of his 50% ownership of certain patents and all rights associated therewith (the “Patent Application Rights”).  In exchange for the Patent Application Rights, the Company agreed to pay $10,000 (paid) and to issue 6,000,000 warrants (issued) to purchase shares of the Company's common stock at an exercise price of $0.10 per share for a period of five years. The Patent Application Rights had a total fair value of $35,000, which was allocated as $10,000 to the cash consideration paid, with the remaining $25,000 being allocated to the warrant component of the overall consideration. The Company incurred an additional $693,284 in direct costs relating to the Patent Application Rights, $11,706 of which were incurred during three month period ended March 31, 2026.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2026

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

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period. No amortization was recorded on the Patent Application Rights or the New Patent Application Rights to March 31, 2026.

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

As of March 31, 2026, there are 94,790,000 options granted and outstanding under the 2017 Plan.

Total share-based compensation for stock options granted during the three-month period ended March 31, 2026 was $ Nil (2025 - $ nil ).

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		$	(Years)
Outstanding, December 31, 2025, and March 31, 2026	94,790,000	0.028	2.68

The following non-qualified stock options were outstanding and exercisable at March 31, 2025:

Expiry date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable
	$
October 26, 2026	0.10	500,000	500,000
November 26, 2026	0.10	250,000	250,000
December 6, 2028	0.028	93,540,000	93,540,000
August 6, 2030	0.01	500,000	500,000
		94,790,000	94,790,000

As at March 31, 2026, the aggregate intrinsic value of the Company’s stock options is $Nil (March 31, 2025 – $Nil ). The weighted average fair value of stock options granted during the three-month period ended March 31, 2026 is $Nil (2025 - $Nil ).

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2026

Note 6.  Warrants

Warrant transactions for the three-months ended March 31, 2026 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
		$
Outstanding, December 31, 2025	23,700,000	0.01
Warrants expired	13,200,000	0.01
Outstanding at March 31, 2026	10,500,000	0.02

The following warrants were outstanding and exercisable as at March 31, 2026:

Number of Warrants	Exercise Price	Expiry Date
1,000,000	0.01	April 02, 2026
2,000,000	0.01	April 08, 2026
500,000	0.01	April 11, 2026
500,000	0.01	June 26, 2026
500,000	0.01	July 25, 2026
6,000,000	0.02	December 12, 2028
10,500,000

*Each warrant exercises into ½ share common stock.

Note 7.  Stockholders’ Equity

The Company is authorized to issue 600,000,000 (March 31, 2025  – 500,000,000) shares of $0.0000053 par value common stock. Each holder of common stock has the right to one vote but does not have cumulative voting rights. Shares of common stock are not subject to any redemption or sinking fund provisions, nor do they have any preemptive, subscription or conversion rights. Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2026 (March 31, 2025 - $Nil).

During the three-month period ended March 31, 2026, the Company:

a)	Issued 2,700,000 shares of common stock (2,700,000 shares issued at $0.01) as part of a private placement for total proceeds of $26,999.

During the three-month period ended March 31, 2025, the Company:

a)	Issued 13,200,000 units (each unit consisting of 1 share of common stock and 1 warrant to purchase 1/2 share of common stock at $0.01) as part of a private placement for total proceeds of $132,000.

PROTOKINETIX, INCORPORATED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS March 31, 2026

Note 8. Related Party Transactions and Balances

During the three-month periods ended March 31, 2026 and 2025, the Company entered into the following related party transactions:

a)	Pursuant to a consulting agreement with an effective date of November 14, 2017, a total of $15,000 (March 31, 2025 - $15,000) was paid or accrued to the Company's CFO. During the three months ended March 31, 2026, the Company paid or accrued a company controlled by the CFO a total of $1,500 (March 31, 2025 - $1,500) in office rent.

As at March 31, 2026, there were $45,500 balances owing to related parties (March 31, 2025 - $85,500).

Note 9.  Commitments and Contingency

 As at March 31, 2026, the Company has the following commitments:

a)	Entered into a consulting agreement with an effective date of January 1, 2017 whereby the Company would pay the consultant $7,000 per month for providing research and development services.
b)	Entered into a consulting agreement effective April 1, 2019, whereby the Company would pay the consultant $1,500 per month minimum plus travel expenses for a term of 1 year for providing research consulting services. Agreement renews annually unless otherwise terminated by either party with at least 30 days’ notice.

 Note 10.  Subsequent Events

Issuance of Convertible Notes

Subsequent to the period, the Company issued convertible notes to purchase a total of 16,540,000 shares of common stock to accredited investors for gross proceeds of $165,400 at a price per share of $0.01. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with these issuances of notes.

Private Placement

On April 30, 2026, the Company issued 2,100,000 shares of common stock to accredited investors in a private placement for gross proceeds of $21,000  at a price per share of $0.01. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with these issuances of securities.

Warrants and Options

On September 21, 2026, the Company issued 500,000 shares of common stock upon the exercise of 500,000 warrants at an exercise price of $0.01 per share, for total proceeds of $5,000. The warrants had been exercised prior to their expiration date of April 11, 2026.

Between April 2 and July 25, 2026, 4,000,000 warrants expired.

On October 26, 2026, 500,000 options expired.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this document to “ProtoKinetix”, “we”, “our”, “us” or the “Company” are to ProtoKinetix, Incorporated.

The following discussion provides information regarding the results of operations for the three-month period ended March 31, 2026 and 2025, and our financial condition, liquidity and capital resources as of March 31, 2026 and December 31, 2025.  The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the period ended March 31, 2026.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise

Business Overview

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

	For the Three Months Ended
	March 31,
	2026	2025
EXPENSES
Amortization	$9,821	$12,662
General and Administrative	12,660	14,748
Professional Fees	31,025	36,470
Research and Development	24,220	33,810
Net loss for the period	$(77,726)	(97,690)

Gross Profit and Expenses

The Company’s net loss was $77,726 for the three-month period ended March 31, 2026 compared to $97,690 for the three-month period ended March 31, 2025.  The expenses were primarily incurred for professional fees, consulting services related to the operations of the Company’s business, research and development and other general and administrative expenses.  Significant changes from the prior three-month period ended March 31, 2026 include:

General and administrative fees fell by $2,088 from $14,748 to $12,660. There are no current year marketing projects planned that will increase related expenses.

Professional fees fell by $5,445 from $36,470 to $31,025 due to some year-end audit and related legal fees pushed forward to later periods.

Research and development expenditures fell year over year with a change of $9,590 from $33,810 to $24,220 as the continues to reduce costs related to new projects and consulting fees. The company continues to pursue research partners for cost sharing and engages institutes with grants available for continued studies on our patented PKX-001 molecule.

Liquidity and Capital Resources

The following summarizes our balance sheet at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash	$524	$1,118

Working Capital	$(235,879)	$(183,266)

At March 31, 2026, there is a cash balance of $524 and $1,574 in total current assets and a negative working capital equity position of $235,879. Based upon our working capital equity as of March 31, 2026, we will require additional equity and/or debt financing in order to meet cash flow projections and carry forward our business objectives.

There can be no assurance that in the future we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse effect on our plan of operation and results therefrom and a corresponding negative impact on stockholder liquidity.

Sources and Uses of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities fell by $28,353 from $51,970 to $23,617 for the three-months ended March 31, 2025, and 2026, respectively. With the year over year change primarily from a change in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,978 for the three-month period ended March 31, 2026 while the Company had net cash used in investing activities of $25,856 for the comparative period.  The difference is attributable to an decrease in patent application billings for the first quarter of the current year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities fell by $105,001  from $132,000 to $26,999  for the three-months ended March 31, 2025, and 2026, respectively. The decrease of funding from private placements through the first of 2026 reflects a loss of some past investor support. We remain focused on finding financial partners for further research and development.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2026.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of November 4, 2026   (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are not effective as of November 4, 2026  to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than previously reported, the Company and its management are not aware of any regulatory or legal proceedings or investigations pending involving the Company, any of its subsidiaries or affiliates, or any of their respective officers, directors or employees.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on September 8, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2026, and March 31, 2026, the Company issued 2,700,000 shares of common stock to accredited investors in a private placement for gross proceeds of $26,999. Each share of common stock was issued at $0.01 per share. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering.  No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC October 2, 2025, as amended on December 23, 2025 and October [__], 2026

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On February 11, 2026, the Company formed a wholly owned subsidiary, SightPath Biotech LLC, an Ohio limited liability company (“SightPath”) with the purpose of developing the Company’s first-in-class novel synthetic glycopeptide molecule (PKX-001) for the treatment of dry-eye disease and other ocular diseases, as well as other business pursuits. The patents supporting the development of dry-eye treatment and other ophthalmic indications are still held by the Company. Based on two independent studies, one performed in May 2021 by IQVIA, a leading company in health science analytics, and one performed in March 2025 by Benoit & Cote, a renowned leader in intellectual property, whose analysis supported IQVIA’s valuation findings, the present value of the patents and associated work done to develop the dry-eye disease treatment and other ophthalmic indications is approximately $253 million. The valuation reflects the combination of novel IP, market size, development stage, competitive differentiation, and the scarcity premium for first-in-class ophthalmic assets. There has been no operational activity of the subsidiary to date.

On March 31, 2026, Mr. Edward McDonough, after serving many years as a trusted advisor to the Company” under the leadership of Clarence E. Smith, notified the Board of Directors of the Company (the “Board”) of his resignation from the Board effective immediately. His decision to resign from the Board was not related to any disagreement with the Company on any matter relating to its operations, policies or practices.

On April 30, 2026, the Company issued 2,100,000 shares of common stock to accredited investors in a private placement for gross proceeds of $21,000 at a price per share of $0.01. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with these issuances of securities. The Company filed a Form D with the SEC October 2, 2025, as amended on December 23, 2025 and November 4, 2026.

On June 24, 2026, the Company issued convertible notes to purchase a total of 4,750,000 shares of common stock to accredited investors for gross proceeds of $47,500 at a price per share of $0.01. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with these issuances of notes. The Company filed a Form D with the SEC on November 4, 2026.

Between July 29, 2026 and October 15, 2026, Company issued convertible notes to purchase a total of 11,790,000 shares of common stock to accredited investors for gross proceeds of $117,900 at a price per share of $0.01. No solicitation was used in the offering. The Company relied on the exemption from registration available under Section 4(a)(2) of the 1933 Act and/or Rule 506(b) of Regulation D promulgated under the 1933 Act with respect to transactions by an issuer not involving any public offering. No commissions were paid in connection with these issuances of notes. The Company filed a Form D with the SEC on November 4, 2026.

Rule 10b5-1 trading arrangements

During the Company’s first quarter of 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

Date: November 4, 2026	PROTOKINETIX, INCORPORATED

/s/Michael R. Guzzetta
Name: Michael R. Guzzetta
Title: Chief Executive Officer (Principal Executive Officer)

